Form 10QSB
period 2002-06-30
TEMECULA VALLEY BANCORP INC
filed 2002-08-14
CIK 1172678

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549




                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2002


[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

      For the transition period from _______________ to ___________________


                          TEMECULA VALLEY BANCORP INC.
             (Exact name of registrant as specified in its charter)

    Delaware                                                        46-0476193
(State or other jurisdiction of                                 (I.R.S. Employer
 incorporate or organization)                                Identification No.)

                       27710 Jefferson Avenue, Suite A100
                           Temecula, California 92590
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (909) 694-9940



     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                      ---    ----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 5, 2002 there were 3,689,990 shares of the Registrant's common stock outstanding.


This Form 10-QSB contains 15 pages.
Exhibit Index:  Page 12

Item 2- Management's Discussion and Analyses of Financial Condition and Results of Operations
--------------------------------------------------------------------------------


         Statements made in this report that state the Bancorp's or management's intentions, beliefs, expectations or predictions of the future are forward-looking statements. The Bancorp's actual results could differ materially from those projected in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in the Form 10KSB and other filings with the SEC and Comptroller of the Currency. Copies of such filings may be obtained by contacting the Bancorp.

Overview

         This Management discussion is intended to provide additional information regarding the significant changes and trends in the Bancorp's Financial Condition, Statement of Operations, Funds Management and Capital Planning. Commencement of operations of Temecula Valley Bank, N.A. ("Bank") was December 16, 1996. Temecula Valley Bancorp Inc. ("Bancorp"), a one-bank holding company for Temecula Valley Bank N.A., was formed on June 3, 2002. On that date one share of common stock of the Bank (Par value $1.25) was exchanged for one common share of the Bancorp (Par value $.001). On June 26, 2002 the Bancorp participated in a Trust Preferred Securities pool in the amount of $7,000,000. The borrowings net proceeds in the amount of $6,789,000 were transferred to the Bank as capital. Since the company opened, it has consistently, from year to year, been substantial growth. All per share data has been adjusted for the two for one common stock split effective April 29, 1998 and the two for one common stock split effective April 28, 1999. Since the date of opening, the Bank, and now collectively with the Bancorp, has grown to 182 employees (177 full time equivalent), of which 167 are full time. It is anticipated that growth will be remain strong for the remainder of 2002 and into 2003. Projected growth in 2002 will be associated with the continued maturation of the branch system, two of which were opened during 2001. The full service office in Murrieta was opened on January 11, 2001 and the loan production office in El Cajon converted to a full service branch on June 18, 2001. The SBA department expanded considerably in 2001 and 2002, with loan production offices now located in Chico, CA, Fresno, CA, Sacramento, CA, St. Petersburg, FL, Coral Springs, FL, Atlanta, GA, Bethesda, MD, Raleigh, NC, Greenville, SC, Bellevue, WA and Knoxville, TN. In late 1998 staffing increased due to the addition of a full service office in Fallbrook, CA, and in the third quarter of 1999 staffing increased due to the addition of a full service office in Escondido, California. In 2000, staffing increased due to the addition of the Mortgage department in Temecula and anticipatory staffing of the Murrieta office. The Mortgage department originates FHA, VA, and conventional mortgages and sells them in the secondary market.

         The Bank was formed as a locally owned and managed financial institution that assumes an active community role. The Bank focuses primarily upon local banking services and community needs, as well as the nationwide SBA loan origination. The Bank's marketing strategy stresses its local ownership and commitment to serve the banking needs of the people and businesses in Temecula Valley, the Interstate 15 corridor and surrounding areas, as well as originating loans through the SBA network nationwide.

      The Bank will continue to take advantage of new full service and/or loan production office locations if they make good business sense and are located within the Bank's geographic service area.



Statement of Operations


     Net Income
     ----------

         For the first half of 2002 the Bancorp earned $1,663,028, compared to $604,115 in 2001 and $536,978 for the same period in 2000. The return on average assets was 1.58% for the first half of 2002, compared to 0.90% for the first half of 2001 and 1.13% for the first half of 2000. The return on average equity was 21.00% for the first half of 2002, compared to 12.80% for 2001, and 14.86% for 2000. The earnings are significantly affected by the sale of loans in the secondary market, most of which are SBA loans and mortgage loans. Sales of the unguaranteed portion of SBA loans increased 2001 net income before taxes by $441,800 or $260,016 after taxes and 2002 net income before taxes by $595,110 or $350,196 after taxes. The sales of both the guaranteed and unguaranteed portions of the SBA loans are expected to continue at this level or higher for the remainder of the year, with the mortgage loan sales also expected to be strong. The higher net interest margin in 2000 helped to offset the cost of expanded operations, and the lower net interest margin has stabilized after the 4.75% Federal Reserve Bank rate reductions in 2001. The expansion of the SBA department and the establishment of the full service office in El Cajon had a substantial negative effect on earnings in 2001, but in the first half of 2002 had a positive affect on earnings.


     Net Interest Margin
     -------------------

         For the second quarter of 2002 the net interest margin was 6.54%, compared to 6.70% in the second quarter of 2001 and 7.62% for the same period in 2000. The decrease in net interest margin in 2001 and 2002 was due to the Federal Reserve rate decreases in 2001, offset by the increase of the loan to deposit ratio increasing from 83.44% at June 30, 2001 to 93.55% at June 30, 2002. The net interest margin was also helped by healthy average of 34.96% DDA to total deposits ratio at the end of the first half of 2001 and 30.78% at June 30, 2002. The net interest margin peaked in December 2000 and decreased due to the Federal

Reserve Bank rate cuts of 4.75% during the entire year of 2001. The yield on loans decreased from 10.91% for the first half of 2000, to 10.20% for 2001 and down to 8.12% for the first half of 2002. The yield on investments, which are all in certificate of deposits, federal funds sold, U. S. Treasuries and FRB/FHLB stock, for the first half of 2002 was 1.97%, compared to 4.93% and 5.97% for 2001 and 2000 respectively. The cost of interest bearing deposits was 1.75% for the first half of 2002 compared to 3.48% in 2001 and 3.83% in 2000. For the first half of 2002 the cost of other borrowing was 1.76% and consisted of Federal Funds Purchased, FHLB advances, and Trust Preferred Borrowing. There were no other borrowings in the first half of 2001 or 2000.


     Non-Interest Income
     -------------------

         Non-interest income contributed significantly to the earnings of the Bancorp in the first six months of 2002, as it did in 2001 and 2000. Service charges increased from $184,645 in the first six months of 2000 to $295,521 in the first half of 2001 and to $478,214 for the same period in 2002 due to an increased number of accounts. Other income increased from $646,339 in the first half of 2000 to $1,562,108 in 2001 and to $2,461,271 in the first half of 2002, due mainly to higher loan volume, higher SBA loan servicing income, and higher mortgage loan broker income. The gain on sale of loans was $4,050,624 in 2002, $1,471,153 in 2001 and $729,336 in the first half of 2000. The increase in the gain on loan sales was mainly attributable to the expansion of the SBA department, which started at the end of the first quarter of 2001. The Bank realized $441,800 ($260,016 after tax) on the sale of $2,434,318 of the unguaranteed portion of SBA loans in the first quarter of 2001, and realized $595,110 ($350,196 after tax) on the sale of $4,534,168 of the unguaranteed portion of SBA loans in the second quarter of 2002. These loan sales are expected to continue in future months. The 2002 increase was due to significantly higher SBA and mortgage loan sales. These loan sales are expected to continue at this pace for the remainder of the year.

     Non-Interest Expense
     --------------------

         Non-interest expense was $9,672,487 for the first six months of 2002, compared to $6,386,030 for 2001 and $3,564,754 for the same period in 2000. Salaries and benefits increased from $2,236,781 in 2000 to $4,039,569 in 2001 and to $5,744,805 in 2002 due to the additions to staff associated with the expansion of the of SBA and mortgage departments, loan officers, loan processors, and operations staff associated with the general expansion of the Bank. Other expenses increased from $918,229 in 2000 to $1,646,578 in 2001 and to $3,063,663 due to higher loan volume, processing expenses and the opening of branches in 2001 and loan production offices.

Statement of Condition

     Assets
     ------

         Total assets increased from $100,403,707 at June 30, 2000 to $117,757,861 at December 31, 2000 and to $150,235,599 at June 30, 2001 to
$190,024,416 at December 31, 2001 and to $256,799,791 at June 30, 2002.
Effectively, over 80% of the increase in the first six months of 2002 was in loans outstanding and the remainder in cash and equivalents and assets associated with the servicing of SBA loans. Total loans increased from $150,963,562 at year-end to $207,047,445 at June 30, 2002, a 37.2% increase. The rate of loan growth should be strong for the remainder of the year, especially when the newer SBA loan production offices reach their expected production levels. The loans held for sale consisted of $2,508,495 of mortgage loans and $12,881,321 of SBA loans. The increase in the SBA loan servicing assets is due to the sale of $46,662,947 of the guaranteed portion of SBA loans in the first half of 2002. The servicing assets are tested for impairment by computing the net present value of the amount of servicing income in excess of normal servicing costs over the expected average life of the loan. Normal servicing, as per industry standards, is 40 basis points of the principal balance sold. The expected life assumes 30 percent of the note life. The companies' average life of loans sold has been higher than the 30% assumption, giving the calculation conservative biases. For the first six months of 2002, $963,238 was collected for servicing, and the asset amortization was $559,792.


     Liabilities
     -----------

         Of the $47,487,405 increase in deposits in the first half of 2002, $4,734,736 was in demand deposits, $8,389,659 was in money market and NOW accounts, $21,450 in savings accounts and $34,341,560 was in certificate of deposits. The CD increase in 2002 was due to two CD promotions. No one customer comprises more than 5% of the deposit base. The core deposit base was, and will be helped, by the addition of the Murrieta and El Cajon branches in 2001 and the continued deposit increases at the three other branches. The Bank will continue to solicit core deposits to diminish reliance on volatile funds.
     At June 30, 2002 the Bank had outstanding $10,000,000 in short-term advances from the Federal Home Loan Bank. The borrowing has rates slightly above the Federal Funds rate. The borrowing capacity at the Federal Home Loan Bank as of June 30, 2002 was $16,849,945.
     On June 26, 2002 the Bancorp borrowed $7,000,000 by means of a pooled Trust Preferred Note. The note carries a floating rate of the three month LIBOR plus 3.45%, or currently 5.34%. The up front cost of the borrowing was $211,000 and will be amortized to interest expense over five years, which is the end of prepayment penalty period. The note has a thirty year maturity. The net amount of $6,789,000 was transferred to the Bank as capital. At the Bancorp, the Trust Preferred borrowing can be treated as tier one capital up to 25% of other tier one capital, with the remainder treated as tier two capital.

     Capital
     -------

         Total capital of the Bancorp was $16,876,639 at June 30, 2002 compared to $15,103,944 at December 31, 2001, $13,891,832 at June 30, 2001, $8,937,182 at
December 31, 2000 and $7,566,847 at June 30, 2000. The $1,772,695 increase since year-end was due to $1,663,028 net income, $30,807 on the exercise of stock options and $78,860 on the exercise of warrants. A $4,000,000 (800,00 shares at $5.00 per share) stock offering closed on June 22, 2001. Associated with the offering were 200,000 warrants that expire at the close of business June 23, 2003 and give the holder the right to buy one share at $5.00 for each warrant. As of June 30, 2002 there were 181,699 warrants still outstanding. Total risk based capital at the Bancorp was 12.58% and tier one leverage capital was 9.08% at June 30, 2002 compared to 12.28% and 9.67% at June 30, 2001 and 9.78% and 7.64% respectively at June 30, 2000. At June 30, 2002 the Bank and Bancorp were easily within the regulatory "well capitalized" category.

Allowance and Provision for Loan Losses

         The Bank had $1,645,694 of non-performing loans as of June 30, 2002, of which $1,446,345 is SBA/SBDC guaranteed. The Bank had $368,348 of non-performing loans as of June 30, 2001, of which $324,876 was SBA guaranteed. The allowance for loan losses has increased from $927,509 at December 31, 2000 to $1,239,308 at December 31, 2001 and to $1,449,564 at June 30, 2002. There was $150,000 in
provisions and $79,559 in net charge-offs in the first half of 2001 and $560,000 in provisions and $349,745 in net charge-offs in the first half of 2002. The provision was $120,000 in the first six months of 2000, with only one charge-off of $294. Management considers, through quarterly analysis, the allowance to be adequate and expects it will continue to add to this reserve for the remainder of the year as the loan portfolio increases. The analysis considers general factors such as changes in lending policies and procedures, economic trends, loan volume trends, changes in lending management and staff, trends in delinquencies, nonaccruals and chargeoffs, changes in loan review and Board oversight, the effects of competition, legal and regulatory requirements and factors inherent to each loan pool.

                       Summary of Allowance for Loan Loss

                              12 mo.             12 mo.                    6 mo.
                               2000               2001                      2002
                               ----               ----                      ----

Beginning Balance              551,792           927,509               1,239,308

   Chargeoffs                   20,402            88,201                 372,661
   Recoveries                   11,119                 0                  22,917
   Provision                   385,000           400,000                 560,000
                               -------           -------                 -------

Ending Balance                 927,509         1,239,308               1,449,564
                               =======         =========               =========

Income Taxes

           Income tax expense totaled $351,204 for the first six months of 2000, $403,973 for the first six months of 2001 and $1,130,415 for the first six months of 2002. The effective rate was 40.6% for the first half of 2001 and 40.5% for the same period in 2002. Deferred tax assets totaled $515,264 at December 31, 2000, $519,850 at June 30, 2001, $818,363 at December 31, 2002 and
$818,363 at June 30, 2002. Much of the deferred tax asset is due to the tax deductibility timing difference of the provision for loan loss.

Liquidity

         Banks are in the business of managing money. It is from that inventory that a bank makes its profit. Consequently, funds management is essential to the ongoing profitability of a bank. A bank must attract funds at a reasonable rate and deploy the funds at an appropriate rate of return, while taking into account risk factors, interest rates, short and long term liquidity position and profitability needs.
         The Bank's cash position is determined on a daily basis, and on a monthly basis liquidity analysis and asset/liability management analysis are performed. The Bank maintains Federal Funds lines of credit of $6,500,000 at correspondent banks for short-term liquidity. In addition, the Bank was approved on July 31, 2001 for membership to the Federal Home Loan Bank. The Bank has borrowing capacity at the FHLB that will fluctuate with the loan balances that are pledged as collateral. At June 30, 2002 the borrowing capacity was $16,849,945. Throughout 1997 - 2002 the Bank has maintained a positive liquidity position, but not at a level where profits would have been diminished.

Capital Planning

         It is the goal of the Bank to always be in the regulatory "well capitalized" category. The Bank updates its multiple-year capital plan annually in conjunction with the preparation of the annual budget. Capital levels are always a primary concern of the federal regulatory authorities, and the Bank submits capital plans to them when requested. It is the Bank's strategy to always have a sufficient level of capital, which by definition includes not having excessive or inadequate capital.

                           PART II - OTHER INFORMATION


Item 1.           Legal Proceedings
                  -----------------

         As of June 30, 2002 the Bank is not party to any litigation which is considered likely to have a material adverse effect on the Bank.

Item 2.           Changes in Securities and Use of Proceeds
                  -----------------------------------------

         Temecula Valley Bancorp Inc. was formed on June 3, 2002 as a one-bank holding company for Temecula Valley Bank, N.A. On that date each share of Bank common stock (par value $1.25, symbol TMUL.OB) was exchanged (the "Exchange") for one share of Bancorp common stock (par value $.001, symbol TMCV.OB). The authorized number of shares remains at 40,000,000. Temecula Valley Bancorp Inc. is incorporated in the state of Delaware. The Exchange was exempt under section 3(a)(12) of the Securities Act of 1933, as amended, due to the fact the Bancorp securities were issued in connection with the acquisition by a bank holding company under section 3(a) of the Bank Holding Company Act of 1956. Warrants to purchase common stock were issued in connection with the Exchange. The warrant certificate is an exhibit to Bancorp's Form 8-A 12G filed on June 3, 2002 and provides that each warrant share be converted into one of common stock upon the exercise of $5.00 per warrant. The warrants expire on June 23, 2003.

Item 4.           Submission of Matters to Security Holders
                  -----------------------------------------

         On May 21, 2002, the Bancorp's subsidiary, Temecula Valley Bank, N.A., held its annual meeting of shareholders.

         At such meeting, shareholders of the Bank were asked to vote upon the Amended and Restated Plan of Reorganization (a copy of which is attached to the Bancorp's 8-A Report of June 3, 2002) pursuant to which:


         the Bank became a wholly-owned subsidiary of the Bancorp, and each share of common stock of the Bank outstanding immediately prior to the reorganization was converted into one share of common stock of the Bancorp.


The number of shares voted in favor of the holding company reorganization was 2,512,391 with 5,672 shares voting against and 39,682 shares abstaining. The holding company reorganization was completed on June 3, 2002. Thereafter, the common stock of the Bancorp began trading in the over-the-counter market under the symbol "TMCV.OB."

At the annual meeting, the shareholders of the Bank also elected the following directors:


                                  Shares Voted:
                                  -------------

Names                                        For                     Withheld
-----                                        ---                     --------
Dr. Steven W. Aichle                        3,216,219                    4,700
Dr. Robert P. Beck                          3,217,829                    3,000
Neil M. Cleveland                           3,216,129                    4,700
Luther J. Mohr                              3,217,509                    3,320
Stephen H. Wacknitz                         3,217,509                    3,320
Richard W. Wright                           3,216,537                    4,292

All the foregoing persons also became directors of the Bancorp.

Item 5.      Other Information
             -----------------

         On June 26, 2002, the Bancorp received $7,000,000 proceeds from Pooled Trust Preferred Securities Borrowing. The cost of the transaction was $211,000, and the net amount of $6,789,000 was transferred to the Bank as capital.

Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

               (a)      Exhibits.

               1. Bank and Registrant Amended and Restated Plan of Reorganization dated as of April 2, 2002 filed on June 3, 2002 as an Exhibit to Temecula Valley Bancorp's Form 8-A12G.

               2.(i)Certificate of Incorporation of Temecula Valley Bancorp Inc.
                    filed on June 3, 2002 as an Exhibit to Temecula Valley Bancorp's Form 8-A12G.

               3.(ii) Bylaws of Temecula  Valley  Bancorp Inc.  filed on June 3,
                    2002 as an Exhibit to Temecula Valley Bancorp's Form 8-A12G.

               4.(i)Common Stock  Certificate  of Temecula  Valley  Bancorp Inc.
                    filed on June 3, 2002 as an Exhibit to Temecula Valley Bancorp's Form 8-A12G.

               5.(ii) Warrant  Certificate  of  Temecula  Valley  Bank,  N.A. as
                    adopted by Temecula Valley Bancorp Inc. filed on June 3, 2002 as an Exhibit to Temecula Valley Bancorp's Form 8-A12G.

               (b)  Reports on Form 8-K.

         During the quarter ended June 30, 2002, a Current Report on Form 8-K, dated June 3, 2002,was filed with the Securities Exchange Commission. The report included information about Temecula Valley Bancorp's reorganization to form Temecula Valley Bancorp Inc. as a holding company of Temecula Valley Bank N.A.




                                   SIGNATURES

         Under the requirements of the Securities Exchange Act of 1934, the Bancorp has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.




                          Temecula Valley Bancorp Inc.



                           By: /s/ Stephen H. Wacknitz

Date:  August 9, 2002      _____________________________
                           Stephen H. Wacknitz,
                           Chief Executive Officer and President
                           Chairman of the Board




                           By: /s/ Donald A. Pitcher

Date:  August 9, 2002      _____________________________
                           Donald A. Pitcher,
                           Senior Vice President, Secretary
                           Chief Financial Officer

                                  CERTIFICATION

The undersigned hereby certifies that, to his knowledge, (i) the Form 10-QSB filed by Temecula Valley Bancorp Inc. for the quarter ended June 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of Temecula Valley Bancorp Inc. on the dates and for the periods presented therein.



                          Temecula Valley Bancorp Inc.



                           By: /s/ Stephen H. Wacknitz

Date:  August 9, 2002      _____________________________
                           Stephen H. Wacknitz,
                           Chief Executive Officer and President
                           Chairman of the Board




                            By: /s/ Donald A. Pitcher

Date:  August 9, 2002       _____________________________
                            Donald A. Pitcher,
                            Senior Vice President, Secretary
                            Chief Financial Officer


                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                          TEMECULA VALLEY BANCORP INC.

                        STATEMENT OF FINANCIAL CONDITION
                       June 30, 2002 and December 31, 2001
                                   (UNAUDITED)


                                                                         2002               2001
                                                                   -------------------------------------
ASSETS

Cash and Due from Banks                                                  $15,371,753         $9,725,894
Federal Funds Sold                                                        17,000,000         16,400,000
                                                                   -------------------------------------
   Total Cash and Cash Equivilents                                        32,371,753         26,125,894

Due from Banks - Time                                                              0                  0

Securities Held to Maturity - U.S. Treasuries                                251,459                  0

Loans Held for Sale:                                                      15,389,816         11,878,973
PortfolioLoans:
   Commercial                                                             34,207,631         22,774,770
   Real Estate - Construction                                             47,739,262         38,027,457
   Real Estate - Other                                                   104,908,459         73,112,584
   Consumer                                                                4,802,277          5,169,778
                                                                   -------------------------------------
                                         TOTAL LOANS                     207,047,445        150,963,562

Net Deferred Loan Fees                                                      (853,694)          (688,988)
Allowance for Loan Losses                                                 (1,449,564)        (1,239,308)
                                                                   -------------------------------------
                                             NET LOANS                   204,744,187        149,035,266

Securities Available for Sale - FRB/FHLB Stock                               846,250            517,250

Premises and Equipment                                                     2,282,656          2,289,963
Cash Surrender Value of Life Insurance                                     2,902,454          2,832,254
Loan Servicing Asset                                                       2,860,880          1,538,437
Loan Servicing I/O Strip Receivabe                                         7,692,816          4,136,809
Accrued Interest and Other Assets                                          2,847,336          3,548,543
                                                                   -------------------------------------


                                                                        $256,799,791       $190,024,416
                                                                   =====================================





                          TEMECULA VALLEY BANCORP INC.

                        STATEMENT OF FINANCIAL CONDITION
                       June 30, 2002 and December 31, 2001
                                   (UNAUDITED)





                                                                             2002              2001
                                                                      -------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-Bearing Demand                                                $67,841,299       $63,106,563
   Money Market and NOW                                                       53,570,705        45,181,046
   Savings                                                                    27,380,430        27,358,980
   Time Deposits Under $100,000                                               30,078,823        15,911,666
   Time Deposits $100,000 and Over                                            41,544,373        21,369,970
                                                                      -------------------------------------
                                            TOTAL DEPOSITS                   220,415,630       172,928,225

Federal Funds Purchased                                                                0                 0
FHLB Advances                                                                 10,000,000                 0
Trust Preferred Securities                                                     7,000,000                 0

Accrued Interest and Other Liabilities                                         2,507,522         1,992,247
                                                                      -------------------------------------
                                         TOTAL LIABILITIES                   239,923,152       174,920,472



Shareholders' equity:
   Common Stock - $.001 Par Value Authorized 40,000,000
     Shares;   Issued and Outstanding 3,663,182 Shares at
     12/31/2001 and 3,684,433 Shares at 06/30/2002                                 3,684             3,663
   Surplus                                                                    11,654,533        11,544,887
   Retained Earnings                                                           5,218,422         3,555,394
                                                                      -------------------------------------
                         TOTAL SHAREHOLDERS' EQUITY                           16,876,639        15,103,944
                                                                      -------------------------------------


                                                                            $256,799,791      $190,024,416
                                                                      =====================================


                          TEMECULA VALLEY BANCORP INC.

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

       For the Period beginning December 31, 2000 and ending June 30, 2002
                                   (UNAUDITED)



                                               Common                           Retained
                                               Stock           Surplus          Earnings          Total
                                               ------          --------         --------          ------

Balance at December 31, 2000                        $2,753       $7,182,616       $1,751,813       $8,937,182


Exercise of Options,
   Including the Realization
   of Tax Benefits of $48,869                          108          391,718                           391,826

Exercise of Warrants                                     2           12,643                            12,645

Stock Offering                                         800        3,999,200                         4,000,000

Stock Offering Cost                                                 (41,290)                          (41,290)

Net Income                                                                         1,803,581        1,803,581
                                          --------------------------------------------------------------------

Balance at December 31, 2001                        $3,663      $11,544,887       $3,555,394      $15,103,944


Exercise of Options                                      0            3,312                             3,312

Exercise of Warrants                                     3           14,767                            14,770

Net Income                                                                           629,549          629,549
                                          --------------------------------------------------------------------

Balance at March 31, 2002                           $3,666      $11,562,966       $4,184,943      $15,751,575

Exercise of Options                                      5           27,490                            27,495

Exercise of Warrants                                    13           64,077                            64,090

Net Income                                                                         1,033,479        1,033,479
                                          --------------------------------------------------------------------

Balance at June 30, 2002                            $3,684      $11,654,533       $5,218,422      $16,876,639
                                          ====================================================================



                          TEMECULA VALLEY BANCORP INC.

                             STATEMENT OF CASH FLOWS

                                   (UNAUDITED)
                                                                                        Six Months Ended June 30,
                                                                                        2002                 2001
                                                                                 -----------------------------------------
OPERATING ACTIVITIES
   Net Income                                                                             $1,663,028             $604,115
   Adjustments to Reconcile Net Loss to Net
      Cash used by Operating Activities:
         Depreciation and Amortization                                                       870,830              390,533
         Provision for Loan Losses                                                           560,000              150,000
         Decrease (Increase) of Deferred Tax Asset                                                 0               (4,586)
         Gain on Loan Sales                                                               (4,050,624)          (1,471,153)
         Loans Originated for Sale                                                       (86,411,442)         (34,485,576)
         Proceeds from Loan Sales                                                         88,274,570           34,670,752
         Increase in Cash Surrender Value of Life Insurance                                  (70,200)             (51,900)
         Net Change in Other Assets  and Liabilities                                      (4,243,458)          (1,763,081)
                                                                                 -----------------------------------------
   NET CASH USED BY OPERATING ACTIVITIES                                                  (3,407,296)          (1,960,896)
                                                                                 -----------------------------------------

INVESTING ACTIVITIES
   Net (Increase)/Decrease in Interest - Bearing Deposits                                          0                    0
   Net Purchases of Investments                                                             (251,584)                   0
   Purchases of FRB/FHLB Stock                                                              (329,000)            (171,900)
   Maturity of Investments                                                                         0                    0
   Net Increases in Loans                                                                (54,081,425)         (19,465,843)
   Purchase of Life Insurance                                                                      0             (398,000)
   Purchases of Premises and Equipment                                                      (282,658)            (962,782)
   Proceeds from Sale of Premises and Equipment                                                  750               14,850
                                                                                                     ---------------------
                                                                                 --------------------
   NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                      (54,943,917)         (20,983,675)
                                                                                 -----------------------------------------

FINANCING ACTIVITIES
   Net Increases in Demand Deposits and Savings Accounts                                  13,145,845           12,052,704
   Net Increases in Time Deposits                                                         34,341,560           16,315,497
   Net Increases in Borrowings                                                            17,000,000                    0
   Proceeds from Public Stock Offering, net                                                        0            3,958,710
   Proceeds from the Exercise of Stock Warrants                                               78,860                    0
   Proceeds from the Exercise of Stock Options                                                30,807              391,825
                                                                                 -----------------------------------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                              64,597,072           32,718,736
                                                                                 -----------------------------------------

NET INCREASE IN CASH AND CASH EQUIVILENTS                                                  6,245,859            9,774,165

   Cash and Cash Equivilents at Beginning of Period                                       26,125,894           18,062,090

                                                                                 -----------------------------------------
CASH AND CASH EQUIVILENTS AT END OF PERIOD                                               $32,371,753          $27,836,255
                                                                                 =========================================

Supplemental Disclosures of Cash Flow Information:
   Interest Paid                                                                           1,147,512            1,381,862
   Income Taxes Paid                                                                       1,490,090            1,622,948



                          TEMECULA VALLEY BANCORP INC.

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                  Three Months Ended                 Six Months Ended
                                                                       June 30,                          June 30,
                                                                 2002             2001             2002             2001
                                                           --------------------------------------------------------------------
INTEREST INCOME
   Interest and Fees on Loans                                    $3,828,412       $2,599,617       $7,113,816       $5,214,201
   Interest on HTM Securities - U.S. Treasuries                       1,082            3,197            1,891            6,332
   Interest on Due from Banks - Time                                      0                0                0                0
   Interest on AFS Investments - FRB Stock                            8,258            3,906           15,978            7,092
   Interest on Federal Funds Sold                                    24,227          180,321           49,155          386,458
                                                           --------------------------------------------------------------------
    TOTAL INTEREST INCOME                                         3,861,979        2,787,041        7,180,840        5,614,083

INTEREST EXPENSE
   Interest on Money Market and NOW                                 146,678          129,530          270,443          259,609
   Interest on Savings Deposits                                      54,870          159,304          103,882          425,108
   Interest on Time Deposits                                        405,086          403,948          721,149          714,030
   Interest on Federal Funds Purchased                                1,351                0            3,274                0
   Interest on FHLB Advances                                         33,633                0           41,154                0
   Interest on Trust Preferred Borrowing                              5,117                0            5,117                0
                                                           --------------------------------------------------------------------
  TOTAL INTEREST EXPENSE                                            646,735          692,782        1,145,019        1,398,747
                                                           --------------------------------------------------------------------

        NET INTEREST INCOME                                       3,215,244        2,094,259        6,035,821        4,215,336

   Provision for Loan Losses                                        340,000           75,000          560,000          150,000
                                                           --------------------------------------------------------------------

            NET INTEREST INCOME AFTER
             PROVISION FOR LOAN LOSSES                            2,875,244        2,019,259        5,475,821        4,065,336

NON-INTEREST INCOME
   Service Charges and Fees                                         244,865          157,268          478,214          295,521
   Gain on Sale of Loans/Assets                                   2,363,897          631,605        4,050,624        1,471,153
   Fees, and Other Income                                         1,358,462        1,028,399        2,461,271        1,562,108
                                                           --------------------------------------------------------------------
          TOTAL NON-INTEREST INCOME                               3,967,224        1,817,272        6,990,109        3,328,782
                                                           --------------------------------------------------------------------

NON-INTEREST EXPENSE
   Salaries and Employee Benefits                                 2,920,665        2,270,235        5,744,805        4,039,569
   Occupancy Expenses                                               249,633          200,931          465,050          362,724
   Furniture and Equipment                                          203,070          193,948          398,969          337,159
   Other Expenses                                                 1,728,891        1,080,772        3,063,663        1,646,578
                                                           --------------------------------------------------------------------
          TOTAL NON-INTEREST EXPENSE                              5,102,259        3,745,886        9,672,487        6,386,030
                                                           --------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                        1,740,209           90,645        2,793,443        1,008,088

   Income Taxes                                                     706,730           32,413        1,130,415          403,973
                                                           --------------------------------------------------------------------

              NET INCOME                                         $1,033,479          $58,232       $1,663,028         $604,115
                                                           ====================================================================

Per Share Data:
Net Income - Basic                                                    $0.28            $0.02            $0.45            $0.21
                                                           ====================================================================
Net Income - Diluted                                                  $0.24            $0.02            $0.39            $0.20
                                                           ====================================================================
Average Number of Shares Outstanding                              3,570,719        2,877,792        3,668,142        2,815,572
                                                           ====================================================================
Average Number of Shares and Equivilents                          4,287,504        3,017,880        4,243,469        2,950,909
                                                           ====================================================================

                          TEMECULA VALLEY BANCORP INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002

     1) In the opinion of management of Temecula Valley Bancorp Inc. ("Bancorp"), the enclosed unaudited financial statements contain all adjustments ( consisting only of normal, recurring accruals) necessary to fairly present the financial position of the Bank on June 30, 2002. These financial statements do not include all disclosures associated with the Bancorp's annual financial statements and, accordingly, should be read in conjunction with such statements.

     2) The results of operation for the six month period ending June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

     3) There were no significant accounting policy changes since the last report.

     4) Temecula Valley Bancorp Inc., a one bank holding company for Temecula Valley Bank, N.A., was formed on June 3, 2002. The stock symbol for the common shares changed fron TMUL.OB to TMCV.OB and the par value changed from $1.25 to $.001. The stock exchange was one share for one share. All financial statements were adjusted to reflect the par value change.