Form 10QSB/A
period 2002-06-30
TEMECULA VALLEY BANCORP INC
filed 2002-08-16
CIK 1172678

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


================================================================================


                               PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


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


                          TEMECULA VALLEY BANCORP INC.

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

       For the Period beginning December 31, 2000 and ending June 30, 2002
                                   (UNAUDITED)



                                               Common                           Retained
                                               Stock           Surplus          Earnings          Total
                                               -----           -------          --------          -----
Balance at December 31, 2000                        $2,753       $7,182,616       $1,751,813       $8,937,182


Exercise of Options,
   Including the Realization
   of Tax Benefits of $48,869                          108          391,718                           391,826

Exercise of Warrants                                     2           12,643                            12,645

Stock Offering                                         800        3,999,200                         4,000,000

Stock Offering Cost                                                 (41,290)                          (41,290)

Net Income                                                                         1,803,581        1,803,581
                                          --------------------------------------------------------------------

Balance at December 31, 2001                        $3,663      $11,544,887       $3,555,394      $15,103,944


Exercise of Options                                      0            3,312                             3,312

Exercise of Warrants                                     3           14,767                            14,770

Net Income                                                                           629,549          629,549
                                          --------------------------------------------------------------------

Balance at March 31, 2002                           $3,666      $11,562,966       $4,184,943      $15,751,575

Exercise of Options                                      5           27,490                            27,495

Exercise of Warrants                                    13           64,077                            64,090

Net Income                                                                         1,033,479        1,033,479
                                          --------------------------------------------------------------------

Balance at June 30, 2002                            $3,684      $11,654,533       $5,218,422      $16,876,639
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

Item 2.           Changes in Securities and Use of Proceeds
                  ------------------------------------------

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
                                  ------------

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

Item 6.      Exhibits and Reports on Form 8-K
             ---------------------------------

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