Form 10QSB
period 2002-09-30
TEMECULA VALLEY BANCORP INC
filed 2002-11-14
CIK 1172678

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549




                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2002


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
                               Yes X  No
                                  ---   ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 12, 2002 there were 3,717,092 shares of the Registrant's common stock outstanding.


This Form 10-QSB contains 16 pages.
Exhibit Index:  Page 13

                    PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------


                     TEMECULA VALLEY BANCORP INC.

                   STATEMENT OF FINANCIAL CONDITION
               September 30, 2002 and December 31, 2001
                              (UNAUDITED)


                                                            2002                   2001
                                                   -------------------------------------
ASSETS

Cash and Due from Banks                              $10,771,721             $9,725,894
Federal Funds Sold                                    12,020,000             16,400,000
                                                   -------------------------------------
   Total Cash and Cash Equivilents                    22,791,721             26,125,894

Due from Banks - Time                                          0                      0

Securities Held to Maturity - U.S.
 Treasuries                                                    0                      0

Loans Held for Sale:                                  13,130,715             11,878,973
PortfolioLoans:
   Commercial                                         37,772,727             22,774,770
   Real Estate - Construction                         55,844,720             38,027,457
   Real Estate - Other                               119,730,523             73,112,584
   Consumer                                            4,583,102              5,169,778
                                                   -------------------------------------
                                   TOTAL LOANS       231,061,787            150,963,562

Net Deferred Loan Fees                                  (933,764)              (688,988)
Allowance for Loan Losses                             (1,824,944)            (1,239,308)
                                                   -------------------------------------
                                     NET LOANS       228,303,079            149,035,266

Securities Available for Sale -
 FRB/FHLB Stock                                        1,058,450                517,250

Premises and Equipment                                 2,324,334              2,289,963
Cash Surrender Value of Life
 Insurance                                             2,937,554              2,832,254
Loan Servicing Asset                                   3,719,517              1,538,437
Loan Servicing I/O Strip Receivabe                    10,001,663              4,136,809
Accrued Interest and Other Assets                      3,712,459              3,548,543
                                                   -------------------------------------


                                                    $274,848,777           $190,024,416
                                                   =====================================


                          TEMECULA VALLEY BANCORP INC.

                        STATEMENT OF FINANCIAL CONDITION
                    September 30, 2002 and December 31, 2001
                                   (UNAUDITED)




                                                                     2002               2001
                                                            ---------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-Bearing Demand                                 $79,047,786        $63,106,563
   Money Market and NOW                                        57,687,595         45,181,046
   Savings                                                     29,326,156         27,358,980
   Time Deposits Under $100,000                                31,559,478         15,911,666
   Time Deposits $100,000 and Over                             40,107,083         21,369,970
                                                            --------------------------------
                                      TOTAL DEPOSITS          237,728,098        172,928,225

Federal Funds Purchased                                                 0                  0
FHLB Advances                                                  10,000,000                  0
Trust Preferred Securities                                      7,000,000                  0

Accrued Interest and Other Liabilities                          2,397,168          1,992,247
                                                            ---------------------------------
                                      TOTAL LIABILITIES       257,125,266        174,920,472



Shareholders' equity:
   Common Stock - $.001 Par Value Authorized 40,000,000
     Shares;   Issued and Outstanding 3,663,182 Shares at
     12/31/2001 and 3,707,004 Shares at 09/30/2002                  3,707              3,663
   Surplus                                                     11,743,885         11,544,887
   Retained Earnings                                            5,975,919          3,555,394
                                                            ---------------------------------
                      TOTAL SHAREHOLDERS' EQUITY               17,723,511         15,103,944
                                                            ---------------------------------


                                                             $274,848,777       $190,024,416
                                                            =================================

                          TEMECULA VALLEY BANCORP INC.

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                    Three Months Ended        Nine Months Ended
                                                       September 30,             September 30,
                                                     2002         2001         2002         2001
                                             ----------------------------------------------------
INTEREST INCOME
   Interest and Fees on Loans                  $4,345,933   $2,878,009  $11,459,749   $8,092,210
   Interest on HTM Securities - U.S.
    Treasuries                                        960        2,300        2,851        8,632
   Interest on Due from Banks - Time                    0            0            0            0
   Interest on AFS Investments - FRB Stock         14,403        6,462       30,381       13,554
   Interest on Federal Funds Sold                  45,877      204,077       95,032      590,535
                                             ----------------------------------------------------
    TOTAL INTEREST INCOME                       4,407,173    3,090,848   11,588,013    8,704,931

INTEREST EXPENSE
   Interest on Money Market and NOW               174,395      189,770      444,838      449,379
   Interest on Savings Deposits                    66,946      123,511      170,828      548,619
   Interest on Time Deposits                      565,727      430,126    1,286,876    1,144,156
   Interest on Federal Funds Purchased                224            0        3,498            0
   Interest on FHLB Advances                       33,003            0       74,157            0
   Interest on Trust Preferred Borrowing          106,022            0      111,139            0
                                             ----------------------------------------------------
  TOTAL INTEREST EXPENSE                          946,317      743,407    2,091,336    2,142,154
                                             ----------------------------------------------------

        NET INTEREST INCOME                     3,460,856    2,347,441    9,496,677    6,562,777

   Provision for Loan Losses                      375,000       75,000      935,000      225,000
                                             ----------------------------------------------------

            NET INTEREST INCOME AFTER
             PROVISION FOR LOAN LOSSES          3,085,856    2,272,441    8,561,677    6,337,777

NON-INTEREST INCOME
   Service Charges and Fees                       238,399      241,760      716,613      537,281
   Gain on Sale of Loans/Assets                 2,263,861    1,205,643    6,314,485    2,676,796
   Fees, and Other Income                       1,340,621    1,198,246    3,801,892    2,760,354
                                             ----------------------------------------------------
          TOTAL NON-INTEREST INCOME             3,842,881    2,645,649   10,832,990    5,974,431
                                             ----------------------------------------------------

NON-INTEREST EXPENSE
   Salaries and Employee Benefits               3,382,578    2,520,709    9,127,383    6,560,278
   Occupancy Expenses                             264,190      234,323      729,240      597,047
   Furniture and Equipment                        218,143      189,172      617,112      526,331
   Other Expenses                               1,792,177    1,249,592    4,855,840    2,896,170
                                             ----------------------------------------------------
          TOTAL NON-INTEREST EXPENSE            5,657,088    4,193,796   15,329,575   10,579,826
                                             ----------------------------------------------------

INCOME BEFORE INCOME TAXES                      1,271,649      724,294    4,065,092    1,732,382

   Income Taxes                                   514,152      289,642    1,644,567      693,615
                                             ----------------------------------------------------

              NET INCOME                         $757,497     $434,652   $2,420,525   $1,038,767
                                             ====================================================

Per Share Data:
Net Income - Basic                                  $0.21        $0.12        $0.66        $0.34
                                             ====================================================
Net Income - Diluted                                $0.17        $0.11        $0.57        $0.31
                                             ====================================================
Average Number of Shares Outstanding            3,691,534    3,661,244    3,676,025    3,100,561
                                             ====================================================
Average Number of Shares and Equivilents        4,350,528    4,092,864    4,281,709    3,345,158
                                             ====================================================

                     TEMECULA VALLEY BANCORP INC.

                        STATEMENT OF CASH FLOWS

                              (UNAUDITED)

                                                                        Nine Months Ended Sept 30,
                                                                          2002             2001
                                                                    --------------------------------
OPERATING ACTIVITIES
   Net Income                                                             $2,420,525       $604,115
   Adjustments to Reconcile Net Loss to Net
      Cash used by Operating Activities:
         Depreciation and Amortization                                     1,469,850        390,533
         Provision for Loan Losses                                           935,000        150,000
         Decrease (Increase) of Deferred Tax Asset                                 0         (4,586)
         Gain on Loan Sales                                               (6,315,320)    (1,471,153)
         Loans Originated for Sale                                      (133,420,718)   (34,485,576)
         Proceeds from Loan Sales                                        137,559,275     34,670,752
         Increase in Cash Surrender Value of Life Insurance                 (105,300)       (51,900)
         Net Change in Other Assets  and Liabilities                      (8,832,733)    (1,763,081)
                                                                    --------------------------------
   NET CASH USED BY OPERATING ACTIVITIES                                  (6,289,421)    (1,960,896)
                                                                    --------------------------------

INVESTING ACTIVITIES
   Net (Increase)/Decrease in Interest - Bearing Deposits                          0              0
   Net Purchases of Investments                                                 (125)             0
   Purchases of FRB/FHLB Stock                                              (541,200)      (171,900)
   Maturity of Investments                                                         0              0
   Net Increases in Loans                                                (78,026,050)   (19,465,843)
   Purchase of Life Insurance                                                      0       (398,000)
   Purchases of Premises and Equipment                                      (511,605)      (962,782)
   Proceeds from Sale of Premises and Equipment                               35,313         14,850
                                                                    --------------------------------
   NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                      (79,043,667)   (20,983,675)
                                                                    --------------------------------

FINANCING ACTIVITIES
   Net Increases in Demand Deposits and Savings Accounts                  30,414,948     12,052,704
   Net Increases in Time Deposits                                         34,384,925     16,315,497
   Net Increases in Borrowings                                            17,000,000              0
   Proceeds from Public Stock Offering, net                                        0      3,958,710
   Proceeds from the Exercise of Stock Warrants                              125,885              0
   Proceeds from the Exercise of Stock Options                                73,157        391,825
                                                                    --------------------------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                              81,998,915     32,718,736
                                                                    --------------------------------

NET INCREASE IN CASH AND CASH EQUIVILENTS                                 (3,334,173)     9,774,165

   Cash and Cash Equivilents at Beginning of Period                       26,125,894     18,062,090

                                                                    --------------------------------
CASH AND CASH EQUIVILENTS AT END OF PERIOD                               $22,791,721    $27,836,255
                                                                    ================================

Supplemental Disclosures of Cash Flow Information:
   Interest Paid                                                           2,238,078      1,381,862
   Income Taxes Paid                                                       2,385,090      1,622,948


                            TEMECULA VALLEY
                             BANCORP INC.

             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

              For the Period beginning December 31, 2000
                     and ending September 30, 2002
                              (UNAUDITED)





                                       Common                 Retained
                                       Stock      Surplus     Earnings      Total
                                       ------     -------     --------      -----
Balance at December 31, 2000           $2,753   $7,182,616   $1,751,813   $8,937,182


Exercise of Options,
   Including the Realization
   of Tax Benefits of $48,869             108      391,718                   391,826

Exercise of Warrants                        2       12,643                    12,645

Stock Offering                            800    3,999,200                 4,000,000

Stock Offering Cost                                (41,290)                  (41,290)

Net Income                                                    1,803,581    1,803,581
                                -----------------------------------------------------

Balance at December 31, 2001           $3,663  $11,544,887   $3,555,394  $15,103,944


Exercise of Options                         0        3,312                     3,312

Exercise of Warrants                        3       14,767                    14,770

Net Income                                                      629,549      629,549
                                -----------------------------------------------------

Balance at March 31, 2002              $3,666  $11,562,966   $4,184,943  $15,751,575

Exercise of Options                         5       27,490                    27,495

Exercise of Warrants                       13       64,077                    64,090

Net Income                                                    1,033,479    1,033,479
                                -----------------------------------------------------

Balance at June 30, 2002               $3,684  $11,654,533   $5,218,422  $16,876,639

Exercise of Options                        13       42,337                    42,350

Exercise of Warrants                       10       47,015                    47,025

Net Income                                                      757,497      757,497
                                -----------------------------------------------------

Balance at September 30, 2002          $3,707  $11,743,885   $5,975,919  $17,723,511
                                =====================================================


                          TEMECULA VALLEY BANCORP INC.

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002

1) In the opinion of management of Temecula Valley Bancorp Inc. ("Bancorp"), the enclosed unaudited financial statements contain all adjustments ( consisting only of normal, recurring accruals) necessary to fairly present the financial position of the Bank on September 30, 2002. These financial statements do not include all disclosures associated with the Bancorp's annual financial statements and, accordingly, should be read in conjunction with such statements.

2) The results of operation for the nine month period ending September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

Item 2- Management's Discussion and Analyses of Financial Condition and
-----------------------------------------------------------------------
        Results of Operations
        ---------------------

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

Overview

     This Management discussion is intended to provide additional information regarding the significant changes and trends in the Bancorp's Financial Condition, Statement of Operations, Funds Management and Capital Planning. Commencement of operations of Temecula Valley Bank, N.A. ("Bank") was December 16, 1996. Temecula Valley Bancorp Inc. ("Bancorp"), a one-bank holding company for Temecula Valley Bank N.A., was formed on June 3, 2002. On that date one share of common stock of the Bank (Par value $1.25) was exchanged for one common share of the Bancorp (Par value $.001). On June 26, 2002 the Bancorp participated in a Trust Preferred Securities pool in the amount of $7,000,000. The borrowings net proceeds in the amount of $6,789,000 were transferred to the Bank as capital. Since the company opened, it has consistently, from year to year, had substantial growth. All per share data has been adjusted for the two for one common stock split effective April 29, 1998 and the two for one common stock split effective April 28, 1999. Since the date of opening, the Bank, and now collectively with the Bancorp, has grown to 200 employees (195 full time equivalent), of which 184 are full time. It is anticipated that growth will be remain strong for the remainder of 2002 and into 2003. Projected growth in 2002 will be associated with the continued maturation of the branch system, two of which were opened during 2001. The full service office in Murrieta was opened on January 11, 2001 and the loan production office in El Cajon converted to a full service branch on June 18, 2001. The SBA department expanded considerably in 2001 and 2002, with loan production offices now located in Chico, CA, Fresno, CA, Sacramento, CA, St. Petersburg, FL, Coral Springs, FL, Jacksonville, FL, Atlanta, GA, Bethesda, MD, Raleigh, NC, Greenville, SC, Bellevue, WA and Knoxville, TN. In the third quarter of 2002, a real estate department that concentrates on single family residence tract lending began operating. The department is located in Corona, CA. In late 1998 staffing increased due to the addition of a full service office in Fallbrook, CA, and in the third quarter of 1999 staffing increased due to the addition of a full service office in Escondido, California. In 2000, staffing increased due to the addition of the Mortgage department in Temecula and anticipatory staffing of the Murrieta office. The Mortgage department originates FHA, VA, and conventional mortgages and sells them in the secondary market.

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

Statement of Operations


Net Income
----------

     The Bancorp earned $757,497 in the third quarter of 2002, compared to $434,652 in the third quarter of 2001 and $367,840 in the third quarter of 2000. This was the 22nd consecutive profitable quarter. For the first nine months of 2002 the Bancorp earned $2,420,525, compared to $1,038,767 in 2001 and $904,818 in 2000. The return on average assets was 1.41% for the first nine months of 2002, compared to 0.95% for the first nine months of 2001 and 1.22% for the first nine months of 2000. The return on average assets was 1.14% for the third quarter of 2002, compared to 1.04% for the third quarter of 2001 and 1.37% for the third quarter of 2000. The return on average equity was 19.91% for the first none months of 2002, compared to 12.50% for the first nine months of 2001 and 16.12% for the first nine months of 2000. The return on average equity was 17.38% for the third quarter of 2002, compared to 12.22% for the third quarter of 2001 and 18.63% for the third quarter of 2000. The earnings are significantly affected by the sale of loans in the secondary market, most of which are SBA loans and mortgage loans. Sales of the unguaranteed portion of SBA loans increased 2001 net income before taxes by $441,800 or $260,016 after taxes and 2002 net income before taxes by $595,110 or $350,196 after taxes. The sales of both the guaranteed and unguaranteed portions of the SBA loans are expected to continue at this level or higher for the remainder of the year. Due to low interest rates, mortgage loan activity has been robust, and is expected not to decrease for the remainder of the year. The increase in net interest margin in 2000 helped to offset the cost of expanded operations, but the Federal Reserve Bank rate reductions in 2001 have negatively affected net income. The expansion of the SBA department and the establishment of the full service office in El Cajon had a substantial negative effect on earnings in 2001, but in the first nine months of 2002 had a positive affect on earnings. The startup costs associated with the establishment of the real estate tract lending department had a negative effect on earnings in the third quarter of 2002, but should be profitable by the beginning of 2003.


Net Interest Margin
-------------------

     For the third quarter of 2002 the net interest margin was 6.00%, compared to 6.39% in 20001 and 7.77% in the third quarter of 2000. The higher net interest margin in 2000 is primarily due to the Federal Reserve Bank rate increases and the increase in the loan to deposit ratio from 80.05% at September 30, 2000, to 84.77% at September 30, 2001 and to 96.80% at September 30, 2002.
The net interest margin was helped by a healthy average of 35.13% DDA to total deposits ratio for the nine months of 2001 and 32.49% for the first nine months of 2002. The net interest margin peaked in December 2000 and has decreased in during 2001 and into 2002 due to the rapid and severe Federal Reserve Bank rate cuts during 2001. The yield on loans decreased from 11.07% for the first nine months of 2000 to 9.90% in 2001 and down to 8.05% for the first nine months of 2002. The yield on investments, which are all in certificate of deposits, federal funds sold, U. S. Treasuries and FRB/FHLB stock, for the first nine months was 6.15%, 4.30% and 1.99% for 2000, 2001 and 2002 respectively. The cost of interest bearing deposits for the same periods was 3.88%, 3.31% and 3.10%. For the first nine months of 2002 the cost of other borrowing was 1.93% and consisted of Federal Funds Purchased, FHLB advances, and Trust Preferred Borrowing. There were no other borrowings in the first nine months of 2001 or 2000.

     Non-Interest Income
     -------------------

     Non-interest income contributed significantly to earnings in the first nine months of 2002, as it did in 2001 and 2000. For the first nine months service charges increased from $296,591 in 2000 to $537,281 in 2001 and to $716,613 in 2002 due to an increased number of accounts and corporate account analysis charges and a realignment of the entire service charge structure during 2001. Other income for the same period increased from $1,071,381 to $2,760,354 to $3,801,892 due to higher loan volume, SBA loan referral income, mortgage broker referral income and SBA loan servicing income. The gain on sale of loans for the first nine months of 2002 was $6,314,485, compared to $2,676,796 in 2001 and $980,442 in 2000. The loan sales were primarily SBA loans, with the SBA expansion in 2001 a large contributor to the increase. Mortgage loan sales also contributed to the higher total due to lower rates in 2002 creating higher volume. These loan sales are expected to continue, with SBA sales on a more rapid basis due to the SBA expansion, at a faster rate than what was experienced in the first nine months of 2001. The Bank realized $441,800 ($260,016 after tax) on the sale of $2,434,318 of the unguaranteed portion of SBA loans in the first quarter of 2001, and realized $595,110 ($350,196 after tax) on the sale of $4,534,168 of the unguaranteed portion of SBA loans in the second quarter of 2002. These loan sales are expected to continue in future months.


     Non-Interest Expense
     --------------------

     Non-interest expense was $15,329,575 for the first nine months of 20002, compared to $10,579,826 for the first nine months of 2001 and $5,532,054 for the first nine months of 2000. Salaries and benefits increased from $3,527,031 in 2000 to $6,560,278 in 2001 and to $9,127,383 for the first nine months of 2002.
The increases were due to the additions to staff associated with the expansion of the of SBA department in 2001 and 2002, the addition of the mortgage department in 2001, and additional loan officers, loan processors, and operations staff associated with the general expansion of the Bank. Other expenses increased from $1,371,689 in 2000 to $2,896,170 in 2001 and to $4,855,840 for the first nine months of 2002. The increases were due to higher loan volume, processing expenses, and other expenses associated with the general growth of the Bank, the opening of the Murrieta Office in January 2001, the opening of the El Cajon Office in June 2001, the expansion of the SBA department in the second and third quarters of 2001, and the addition of the Temecula mortgage department in 2001.

Statement of Condition


     Assets
     ------

     Total assets increased from $112,389,020 at September 30, 2000 to $181,478,997 at September 30, 200 to $190,024,416 at December 31, 2001 and to
$274,848,777 at September 30, 2002. Effectively, all of the increase since year-end was in loans outstanding and the SBA excess servicing and I/O strip receivable. The servicing assets are tested for impairment by computing the net present value of the amount of servicing income in excess of normal servicing costs over the expected average life of the loan. Normal servicing, as per industry standards, is 40 basis points of the principal balance sold. The expected life assumes 30 percent of the note life. The companies' average life of loans sold has been higher than the 30% assumption, giving the calculation conservative biases. For the first nine months of 2002, $1,713,635 was collected for servicing, and the asset amortization was $989,792. Loan increased $80,098,225 or 53.1% and the SBA related servicing assets increased $8,045,934 or 141.8% during the first nine months of 2002. The increases in the SBA loan servicing assets is due to the sale of $76,668,322 of the guaranteed portion of SBA loans in the first nine months of 2002. The rate of loan growth should be strong for the remainder of the year, especially because the SBA loan production offices have reached their expected production levels, and due to the addition of the real estate tract lending department.


     Liabilities
     -----------

     Of the $64,799,873 increase in deposits in the first nine months of 2002, $15,941,223 was in demand deposits, $12,506,549 was in money market and NOW accounts, $1,967,176 in savings accounts and $34,384,925 was in certificate of deposits. The CD increase in 2002 was due to CD promotions to help fund loan increases. No one customer comprises more than 5% of the deposit base. The core deposit base was, and will be helped, by the addition of the Murrieta and El Cajon branches in 2001 and the continued deposit increases at the three other branches. The Bank will continue to solicit core deposits to diminish reliance on volatile funds.

     At September 30, 2002 the Bank had outstanding $10,000,000 in short-term advances from the Federal Home Loan Bank. The borrowing has rates slightly above the Federal Funds rate. The borrowing capacity at the Federal Home Loan Bank as of September 30, 2002 was $18,905,866.

     On June 26, 2002 the Bancorp borrowed $7,000,000 by means of a pooled Trust Preferred Note. The note carries a floating rate of the three-month LIBOR plus 3.45%, or currently 5.24%. The up front cost of the borrowing was $211,000 and will be amortized to interest expense over five years, which is the end of prepayment penalty period. The note has a thirty-year maturity. The net amount of $6,789,000 was transferred to the Bank as capital. At the Bancorp, the Trust Preferred borrowing can be treated as tier one capital up to 25% of other tier one capital, with the remainder treated as tier two capital.

     Capital
     -------

     Total capital of the Bancorp was $17,723,511 at September 30, 2002 compared to $15,103,944 at December 31, 2001, $14,331,780 at September 30, 2001 and
$8,552,324 at September 30, 2000. The $2,619,567 increase since year-end was due to $2,420,525 net income, $73,157 on the exercise of stock options and $125,885 on the exercise of warrants. A $4,000,000 (800,00 shares at $5.00 per share) stock offering closed on June 22, 2001. Associated with the offering were 200,000 warrants that expire at the close of business June 23, 2003 and give the holder the right to buy one share at $5.00 for each warrant. As of September 30, 2002 there were 172,294 warrants still outstanding. Total risk based capital at the Bancorp was 11.52% and tier one leverage capital was 8.23% at September 30, 2002 compared to 10.67% and 8.57% at September 30, 2001 and 10.19% and 7.97%
respectively at September 30, 2000. At September 30, 2002 the Bank and Bancorp were easily within the regulatory "well capitalized" category.


Allowance and Provision for Loan Losses

     The Bank had $363,368 of non-performing assets as of September 30, 2001, of which $321,126 was SBA guaranteed and $1,710,165 at September 30, 2002, of which $809,604 is SBA/SBDC guaranteed. The allowance for loan losses has increased from $1,072,484 at September 30, 2001 to $1,824,944 at September 30, 2002. There
was $935,000 in provisions and $349,364 in net charge-offs in the first nine months of 2002 compared to $225,000 in provisions and $80,025 in net charge-offs in the first nine months of 2001 and $180,000 in provisions with net charge-offs of $9,437 the first nine months of 2000. Management considers, through quarterly analysis, the allowance to be adequate and expects it will continue to add to this reserve for the remainder of the year as the loan portfolio increases. The analysis considers general factors such as changes in lending policies and procedures, economic trends, loan volume trends, changes in lending management and staff, trends in delinquencies, nonaccruals and chargeoffs, changes in loan review and Board oversight, the effects of competition, legal and regulatory requirements and factors inherent to each loan pool.


                       Summary of Allowance for Loan Loss

                                 12 mo.          12 mo.        9 mo.
                                 2000            2001          2002
                                 ----            ----          ----

  Beginning Balance            551,792         927,509      1,239,308

     Chargeoffs                 20,402          88,201        373,593
     Recoveries                 11,119               0         24,229
     Provision                 385,000         400,000        935,000
                               -------         -------        -------

  Ending Balance               927,509       1,239,308      1,824,944
                               =======       =========      =========



Income Taxes

     Income tax expense totaled $596,289 in the first nine months of 2000, $693,615 for 2001 and $1,644,567 for the same period in 2002. The effective rate was 40.0% for the first nine months of 2001 and 40.5% for the first nine months of 2002. Deferred tax assets totaled $341,526 at September 30, 2000, $519,850 at September 30, 2001 and $818,363 at September 30, 2002. Much of the deferred tax asset is due to the tax deductibility timing difference of the provision for loan loss.


Liquidity

     Banks are in the business of managing money. It is from that inventory that a bank makes its profit. Consequently, funds management is essential to the ongoing profitability of a bank. A bank must attract funds at a reasonable rate and deploy the funds at an appropriate rate of return, while taking into account risk factors, interest rates, short and long term liquidity position and profitability needs. The Bank's cash position is determined on a daily basis and on a monthly basis a liquidity analysis and asset/liability management analysis are performed. The Bank maintains Federal Funds lines of credit of $6,500,000 at correspondent banks for short-term liquidity. In addition, the Bank was approved on July 31, 2001 for membership to the Federal Home Loan Bank. The Bank has borrowing capacity at the FHLB that will fluctuate with the loan balances that are pledged as collateral. At September 30, 2002 the borrowing capacity was $18,905,866. Throughout 1997 - 2002 the Bank has maintained a positive liquidity position, but not at a level where profits would have been diminished.

     The Bank presents to the Board of Directors monthly a liquidity analysis. The analysis measures the liquidity gap on a monthly basis and should always be at least in a 2% positive liquidity gap position. Since the Bank opened the Bank has been within these limits, even with the strong loan growth the Bank has encountered.

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


Item 3- Controls and Procedures
-------------------------------

     Based on their evaluation as of a date within 90 days of the filing of this Form 10-QSB, the company's Chief Executive Officer and Chief Financial Officer have concluded that the company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

     As of September 30, 2002 the Bank is not party to any litigation which is considered likely to have a material adverse effect on the Bank.

Item 2(c) Changes in Securities and Use of Proceeds
          -----------------------------------------

     Temecula Valley Bancorp was formed on June 3, 2002 as a one-bank holding company for Temecula Valley Bank, N.A. On that date each share of Bank common stock (par value $1.25, symbol TMUL.OB) was exchanged (the "Exchange") for one share of Bancorp common stock (par value $.001, symbol TMCV.OB). The authorized number of shares remains at 40,000,000. Temecula Valley Bancorp Inc. is incorporated in the state of Delaware. The Exchange was exempt under section 3(a)(12) of the Securities Act of 1933, as amended due to the fact the Bancorp securities were issued in connection with the acquisition by a bank holding company under section 3(a) of the Bank Holding Company Act of 1956. Warrants to purchase common stock were issued in connection with the Exchange. The warrant certificate is an exhibit to Bancorp's Form 8-A 12G filed on June 3, 2002 and provides that each warrant share be converted into one of common stock upon the exercise of $5.00 per warrant.

Item 5. Other Information
        -----------------

     On June 26, 2002 the Bancorp received $7,000,000 proceeds from Pooled Trust Preferred Borrowings. The cost of the transaction was $211,000, and the net amount of $6,789,000 was transferred to the Bank as capital.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

                    (a) Exhibits.

                    1. Bank and Registrant Amended and Restated Plan of Reorganization dated as of April 2, 2002 filed on June 3, 2002 as an Exhibit to Temecula Valley Bancorp's Form 8-A12G.

                    2.(i) Certificate of Incorporation of Temecula Valley Bancorp Inc. filed on June 3, 2002 as an Exhibit to Temecula Valley Bancorp's Form 8-A12G.

                    3.(ii) Bylaws of Temecula Valley Bancorp Inc. filed on June 3, 2002 as an Exhibit to Temecula Valley Bancorp's Form 8-A12G.

                    4.(i) Common Stock Certificate of Temecula Valley Bancorp Inc. filed on June 3, 2002 as an Exhibit to Temecula Valley Bancorp's Form 8-A12G.

                    5.(ii) Warrant Certificate of Temecula Valley Bank, N.A. as adopted by Temecula Valley Bancorp Inc. filed on June 3, 2002 as an Exhibit to Temecula Valley Bancorp's Form 8-A12G.



                    (b) Reports on Form 8-K.

     During the quarter ended September 30, 2002, a Current Report on Form 8-K, dated July 16, 2002 was filed with the Securities Exchange Commission. The report included information about Temecula Valley Bancorp's second quarter 2002 earnings.

                                   SIGNATURES

     Under the requirements of the Securities Exchange Act of 1934, the Bancorp has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.




                                        Temecula Valley Bancorp Inc.



                                        By:  /s/  Stephen H. Wacknitz

Date:  November 12, 2002                _____________________________
                                        Stephen H. Wacknitz,
                                        Chief Executive Officer and President
                                        Chairman of the Board




                                        By:  /s/  Donald A. Pitcher

Date:  November 12, 2002                _____________________________
                                        Donald A. Pitcher,
                                        Senior Vice President, Secretary
                                        Chief Financial Officer

                                  CERTIFICATION

     I, Stephen H. Wacknitz, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Temecula Valley Bancorp Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002        /S/ STEPHEN W. WACKNITZ
                                -----------------------
                                Stephen W. Wacknitz
                                Chairman of the Board, President &
                                Chief Executive Officer

                                  CERTIFICATION

     I, Donald A. Pitcher, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Temecula Valley Bancorp Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002                /S/ DONALD A. PITCHER
                                        ---------------------
                                        Donald A. Pitcher
                                        Chief Financial Officer