Form 10KSB
period 2002-12-31
TEMECULA VALLEY BANCORP INC
filed 2003-04-11
CIK 1172678

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                            ANNUAL REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002



                          TEMECULA VALLEY BANCORP INC.
               (Name of small business registrant in its charter)

           Delaware                                         46-0476193
(State or other jurisdiction of                          (I.R.S. Employer
  incorporate or organization)                          Identification No.)


 27710 Jefferson Avenue - Suite A100                       92590
        Temecula, California                             (Zip Code)
(Address of principal executive offices)

                  Registrant's telephone number (909) 694-9940

         Securities registered under Section 12(b) of Exchange Act: None Securities registered under Section 12(g) of Exchange Act: Common Stock


Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [ X ] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's net revenues for its most recent fiscal year was $34,451,084.

The aggregate market value of the voting stock held by non-affiliates of the issuer as of March 24, 2003 was approximately $43,672,527.

Number of registrant's shares of Common Stock outstanding at March 24, 2003 was 3,797,611.

Documents incorporated by reference: The information required by Part III of this Annual Report is incorporated by reference from the Registrant's definitive proxy statement to be filled with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report.

================================================================================

                           FORWARD LOOKING STATEMENTS

     Certain matters discussed in this Annual Report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Temecula Valley Bancorp Inc. ("Company") operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. These statements can be identified by the use of words like "expect", "anticipate", "estimate" and "believe", variations of these words and other similar expressions. Readers should not place undue reliance on forward-looking statements. The Company's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements.

                                     PART I
ITEM 1:  BUSINESS

Where You Can Find More Information

     Under Sections 13 and 15(d) of the Exchange Act, periodic and current reports must be filed with the SEC. The Company electronically files the following reports with the SEC: Form 10-KSB (The Annual Report), Form 10-QSB (Quarterly Report), Form 8-K (Report of Unscheduled Material Events), and Form DEF 14A (Proxy Statement). The Company may file additional forms. The SEC maintains an Internet site, www.sec.gov, by which all forms filed electronically may be accessed. Additionally, shareholder information is available free of charge on Company's website: www.temvalbank.com.

Temecula Valley Bancorp Inc.

     Company was formed in 2002 to serve as a holding company for Temecula Valley Bank, N.A. ("Bank"). The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System ("Federal Reserve") under the Bank Holding Company Act of 1956, as amended ("BHCA"). The Company's sole activity consists of owning the Bank and Temecula Valley Statutory Trust I. The Company's principal source of income would be dividends, which may be declared and paid by the Bank.

Temecula Valley Bank, N.A.

     The Bank commenced operations on December 16, 1996 as a national banking association. It was organized in 1996. As a national bank, the Bank is subject to primary supervision, regulation and examination by the Comptroller of the Currency ("Comptroller"). The deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") up to the applicable limits. As a national bank, the Bank is a member of the Federal Reserve System. The Bank has no subsidiaries.

General Business

     The Bank currently has five full-service banking offices in California servicing customers in the Temecula Valley and San Diego County. The Temecula Valley follows the I-15 corridor beginning in the north at Lake Elsinore and proceeds south to the San Diego County border. The area includes the incorporated areas near Temecula and Murrieta and the unincorporated communities of Murrieta Hot Springs and the French Valley Airport area east of Murrieta, California. Our principal office is located in Temecula, California with other full-service offices in Fallbrook, California, Escondido, California, Murrieta, California and El Cajon, California.

     The Bank also operates loan production offices in Fallbrook, California and Corona, California, and has mortgage origination offices in Fallbrook, California and Temecula, California. It also has SBA loan production offices in Coral Springs, Florida, St. Petersburg, Florida, Jacksonville, Florida, Atlanta, Georgia, Raleigh, North Carolina, Knoxville, Tennessee, Greenville, South Carolina, Chico, California, Santa Ana, California, Sherman Oaks, California, Fresno, California and Bellevue, Washington.

     The Bank offers a broad range of banking services, including personal and business checking accounts and various types of interest-bearing deposit accounts, including interest-bearing checking, money market, savings, IRA, SEP and time certificates of deposits. Loan products include consumer installment (including automobile), construction loans, commercial (including letters of credit), residential real estate (including VA, FHA and Cal Vet), second mortgages and home improvement loans. In the event loan demands exceed our legal lending limit, we utilize the loan participation services of correspondent banks. In addition, we have developed an expertise in SBA lending.

     The Bank is a preferred lender under the federally guaranteed SBA lending program. Through this program, we originate and fund SBA 7-A and 504 Chapter loans qualifying for federal guarantees of 75% to 85% of principal and accrued interest. The guaranteed portion of these loans is generally sold into the secondary market with servicing retained.

     The Bank funds its lending activities primarily from its core deposit base, obtaining deposits from the local market with no material portion (in excess of 10% of total deposits) dependent upon any one person, entity or industry.

     The Bank also offers safe deposit boxes, night depository facilities, merchant credit card services, notary services, travelers checks, note collection, wire transfer services, cashiers checks, drive up facilities at some locations, 24 hour ATM banking services, telephone banking, direct deposit and automatic transfers between accounts. The Bank is a member of regional ATM networks and offer nationwide ATM access.


     Our focus is on serving the banking needs of locally owned small to mid-sized businesses and individuals within our market areas. We promote our relationship banking concept (i.e., assisting with all banking needs of the customer and seeking to maintain a personal relationship with such customers) in marketing and serving our customer base as well as our image as an independent, locally-owned community bank. We strive to staff our various locations with officers and other personnel who have direct experience in the market area served by the particular facility.

     Our business strategy is to continue to increase our market share through the opening of additional branch locations and loan production offices, and to increase the size of our loan portfolio. Management believes that although this strategy may negatively impact earnings in the short-term, it will result in positive long-term financial results.

     The Company has no operations and conducts no business of its own other than owning the Bank and Temecula Valley Statutory Trust I. Accordingly, the discussions of the business which follows concern the business conducted by the Bank, unless otherwise indicated.

Supervision and Regulation

     Bank holding companies and national banks are extensively regulated under federal law and state law. The following is a brief summary of certain statutes and rules that affect or will affect the Company and the Bank. This summary is qualified in its entirely by reference to the particular statute and regulatory provisions referred to below and is not intended to be an exhaustive description of all applicable statutes and regulations.

     As a bank holding company, the Company principally is subject to Federal Reserve Bank regulations. The Company is required to file with the Federal Reserve quarterly and annual deposits and such additional information the Federal Reserve may require pursuant to the BHCA. The Federal Reserve may conduct examinations of bank holding companies and their subsidiaries.

     Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such a policy. The Federal Reserve under the BHCA also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

     In addition, insured depository institutions under common control are required to reimburse the FDIC for any loss suffered by its deposit insurance funds as a result of the default of a commonly controlled depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the deposit insurance funds. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

     The Bank as a national banking association is subject to regulation, supervision and examination by the Comptroller and subject to applicable laws and regulations under the National Bank Act, the Federal Deposit Insurance Act and Federal Reserve Act, as well as others. The Bank has deposit insurance on its deposits up to the maximum limits (presently $100,000 per account) provided by the Bank Insurance Fund ("BIF"). As a result of this deposit insurance function, like all other FDIC insured institutions, the FDIC also has certain supervisory authority and powers over the Bank. If, as a result of an examination of the Bank, the Comptroller should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the Comptroller. Such remedies include the power to enjoin unsafe or unsound practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict our growth, to assess civil monetary penalties, to remove officers and directors and ultimately to request the FDIC to terminate the Bank's deposit insurance. The Bank has never been subject to any such enforcement action. The Bank is also subject to certain provisions of California law if not in conflict with or preempted by federal law or regulation.

Recent Legislation

     The Gramm-Leach-Bliley Act ("GLB Act") eliminated the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers. It also permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve.

     Under the GLB Act, a bank holding company may become a financial holding company by filing a declaration with the Federal Reserve stating that each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Improvement Act prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977 ("CRA"). The GLB Act defines "financial in nature" to include securities underwriting; dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve has determined to be closely related to banking. Subsidiary banks of a financial holding company must remain well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company may not acquire a company that is engaged in activities that are financial in nature unless each of its subsidiary banks has a CRA rating of satisfactory or better.

     While the Federal Reserve will serve as the "umbrella" regulator for financial holding companies and has the power to examine banking organizations engaged in new activities, regulation and supervision of activities which are financial in nature or determined to be incidental to such financial activities will be handled along functional lines. Accordingly, activities of subsidiaries of a financial holding company will be regulated by the agency or authorities with the most experience regulating that activity as it is conducted in a financial holding company.

     Under the GLB Act, a national bank may establish a financial subsidiary and engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting as principal, insurance company portfolio investment, real estate development, real estate investment, annuity issuance and merchant banking activities. To do so, a bank must be well capitalized, well managed and have a CRA rating of satisfactory or better. National banks with financial subsidiaries must remain well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a bank may not acquire a company that is engaged in activities that are financial in nature unless the bank has a CRA rating of satisfactory or better.

     The GLB Act imposes restrictions on the ability of financial services firms to share customer information with nonaffiliated third parties. The GLB Act: (i) requires financial services firms to establish privacy policies and disclose them annually to customers, explaining how nonpublic personal information is shared with affiliates and third parties; (ii) directs regulatory agencies to adopt standards for sharing customer information; (iii) permits customers to prohibit ("opt-out") of the disclosure of personal information to nonaffiliated third parties; (iv) prohibits the sharing with marketers of credit card and other account numbers; and, (v) prohibits "pretext" calling. The privacy provisions do allow, however, a community bank to share information with third parties that sell financial products, such as insurance companies or securities firms. The GLB Act reforms the Federal Home Loan Bank System to provide small banks with greater access to funds for making loans to small businesses and small farmers. Also, the GLB Act obligates operators of automated teller machines to provide notices to customers regarding surcharge practices. The GLB Act also provides that CRA agreements between financial institutions and community groups must be disclosed and reported to the public.

     The Company and the Bank do not believe that the GLB Act has not had a material adverse effect on their operations. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. GLB Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Company and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company and the Bank.

     In response to the events of September 11th, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through many means, including broadened anti-money laundering requirements. For example, by way of amendments to the Bank Secrecy Act, the USA PATRIOT Act encourages information sharing among banks, bank regulatory agencies, and law enforcement bodies to prevent money laundering. Additionally, the USA PATRIOT ACT imposes several affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act. Under the USA PATRIOT Act, all financial institutions must establish anti-money laundering programs that include, at a minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program. Also, the Act requires certain minimum standards with respect to customer identification and verification. The Act further requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering. Furthermore, financial institutions are prohibited by the legislation from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and are subject to certain record-keeping obligations with respect to correspondent accounts of foreign banks. Bank regulators are directed to consider a bank's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications. The Company and the Bank believe that complying with the provisions with the USA PATRIOT ACT will not have a material impact on the Bank.

     The Sarbanes-Oxley Act of 2002 effected some of the most sweeping federal legislation addressing accounting, corporate governance and disclosure issues. The impact of the Sarbanes-Oxley Act is wide-ranging as it applies to all public companies and imposes significant new requirements for public company governance and disclosure requirements. Some of the provisions of the Sarbanes-Oxley Act became effective immediately while others will be implemented over the coming months.

     In general, the Sarbanes-Oxley Act mandates important new corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies' reported financial results. It establishes new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process and creates a new regulatory body to oversee auditors of public companies. It backs these requirements with new SEC enforcement tools, increases criminal penalties for federal mail, wire and securities fraud, and creates new criminal penalties for document and record destruction in connection with federal investigations. It also increases the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and providing new federal corporate whistleblower protection.

     The full impact of the Sarbanes-Oxley Act cannot be fully measured until the SEC acts to implement the numerous provisions for which Congress has delegated implementation authority. The economic and operational effects of this new legislation on public companies, including the Company, will be significant in terms of the time, resources and costs associated with complying with the new law. Because the Sarbanes-Oxley Act, for the most part, applies equally to larger and smaller public companies, the Bank will be presented with additional challenges as a smaller, community-oriented financial institution seeking to compete with larger financial institutions in its market. The Company has implemented procedures to comply with the requirements for expanded disclosure of internal controls and the certification of financial statements. A significant portion of the remaining items will become effective during 2003.

     Many and various requirements and restrictions under federal and state laws affect operations. Areas addressed by Federal regulations include capital requirements (See "Capital Adequacy Requirements" below), reserves against deposits, loans, investments, mergers and acquisitions, borrowings, dividends, and the number and locations of branch offices.

Capital Adequacy Requirements

     The Federal Reserve and the Comptroller have adopted regulations establishing minimum requirements for capital adequacy. These agencies may establish higher minimum requirements if, for example, a bank previously has received special attention or has a high susceptibility to interest rate risk.

     The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve system and have consolidated assets of $150 million or more. Bank holding companies subject to the Federal Reserve's capital adequacy guidelines are required to comply with the Federal Reserve's risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-adjusted assets is 8%. At least half of the total capital is required to be "Tier I capital," principally consisting of common stockholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum.

     The Comptroller's leverage-based capital guidelines require national banks to maintain a minimum 4% Tier 1 leverage capital ratio for the most highly-rated banks, with all other banks required to meet a higher minimum leverage ratio that is 1% or more above the minimum. The risk-based capital guidelines provide that banks must maintain a minimum capital-to-risk-weighted-assets ratio of 8% and a minimum ratio of Tier 1 capital-to-risk-weighted-assets of 4%. The guidelines provide a general framework for assigning assets and off-balance sheet items to broad risk categories and provide procedures for the calculation of the risk-based capital ratio.

     As of December 31, 2002, the Tier 1 capital to average assets (leverage ratio) of the Company was 8.0%, the Bank's ratio of Tier 1 capital to risk-weighted assets was 8.7% and the Bank's ratio of total capital-to-risk-weighted assets was 10.6%.

     The federal banking regulators are required to take "prompt corrective action" with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are "well capitalized," "adequately capitalized," "under capitalized," "significantly under capitalized" and "critically under capitalized." A "well capitalized" bank has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An "adequately capitalized" bank has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well capitalized bank. A bank is "under capitalized" if it fails to meet any one of the ratios required to be adequately capitalized.

     In addition to requiring undercapitalized institutions to submit a capital restoration plan, agency regulations contain broad restrictions on certain activities of undercapitalized institutions including asset growth, acquisitions, branch establishment and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment.

     As an institution's capital decreases, the federal agency's enforcement powers become more severe. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management, and other restrictions. A federal agency has only very limited discretion in dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator.

     Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

Deposit Insurance Assessments

     The Bank must pay assessments to the FDIC for federal deposit insurance protection. FDIC insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher-risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. The current range of Bank Insurance Fund ("BIF") and Saving Association Insurance Fund ("SAIF") assessments are between 0.0% and 0.27% of deposits.

     The FDIC established a process for raising or lowering all rates for insured institutions semi-annually if conditions warrant a change. Under this system, the FDIC has the flexibility to adjust the assessment rate schedule twice a year without seeking prior public comment, but only within a range of five cents per $100 above or below the premium schedule adopted. Changes in the rate schedule outside the five cent range above or below the current schedule can be made by the FDIC only after a full rulemaking with opportunity for public comment.

     An increase in the assessment rate could have a material adverse effect on the Company's earnings, depending on the amount of the increase. Due to continued growth in deposits and some recent bank failures, the bank insurance fund is nearing its minimum ratio of 1.25% on insured deposits as mandated by law. If the ratio drops below 1.25%, it is likely that the FDIC will be required to assess premiums on all banks for the first time since 1996.

     The FDIC is authorized to terminate a depository institution's deposit insurance upon a finding by the FDIC that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency.

Change in Control

     The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting securities or substantially all the assets of any bank or savings bank or merging or consolidations with another bank holding company or savings bank holding company without prior approval of the Federal Reserve. Similarly, Federal Reserve approval (or in certain cases, nondisapproval) must be obtained prior to any person acquiring control of a bank holding company. Control is conclusively presumed to exist if, among other things, a person acquires more that 25% of any class of voting stock of the Company or controls in any manner the election of a majority of the directors of the Company. Control is presumed to exist if a person acquires more that 10% of any class of voting stock and the stock is registered under Section 12 of the Exchange Act or the acquirer will be the largest stockholder after the acquisition.

Examinations

     The Federal Reserve through the BHCA has the authority to exam and evaluate the Company and its subsidiary. The Comptroller periodically examines and evaluates national banks. These examinations review areas such as capital adequacy, reserves, loan portfolio quality and management, consumer and other compliance issues, investments and management practices. In addition to these exams, we are required to furnish quarterly and annual reports to the Federal Reserve and the Comptroller. Both agencies may exercise cease and desist or other supervisory powers if actions represent unsafe or unsound practices or violations of law. Further, any proposed addition of any individual to the board of directors of a bank or the employment of any individual as a senior executive officer of a bank, or the change in responsibility of such an officer, will be subject to 90 days prior written notice to the Comptroller if a bank is not in compliance with the applicable minimum capital requirements, is otherwise a troubled institution or the Comptroller determines that such prior notice is appropriate for a bank. The Comptroller then has the opportunity to disapprove any such appointment.

Federal Securities Law

     The Company has registered its common stock with the SEC pursuant to
Section 12(g) of the Exchange Act. As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to the Company.

Transactions with Insiders and Affiliates

     Depository institutions are subject to the restrictions contained in
Section 22(h) of the Federal Reserve Act with respect to loans to directors, executive officers and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who own more than 10% of a depository institution and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the institution's loans-to-one-borrower limit (as discussed below). Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and stockholders who own more than 10% of an institution, and their respective affiliates, unless such loans are approved in advance by a majority of the board of directors of the institution. Any "interested" director may not participate in the voting. The prescribed loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, pursuant to Section 22(h), the Federal Reserve requires that loans to directors, executive officers, and principal stockholders be made on terms substantially the same as offered in comparable transactions with non-executive employees of the Bank. There are additional limits on the amount a bank can loan to an executive officer.

     Transactions between a bank and its "affiliates" are quantitatively and qualitatively restricted under the Federal Reserve Act. The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The Federal Reserve has also recently issued Regulation W, which codified prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions.

     Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank's holding company and companies that are under common control with the bank. The Company is considered to be an affiliate of the Bank. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in "covered transactions" with affiliates:

- to an amount equal to 10% of the bank's capital and surplus, in the case of covered transactions with any one affiliate; and
- to an amount equal to 20% of the bank's capital and surplus, in the case of covered transactions with all affiliates.

     In addition, a bank and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" includes:

-    a loan or extension of credit to an affiliate;
-    a purchase of, or an investment in, securities issued by an affiliate;
-    a purchase of assets from an affiliate, with some exceptions;
- the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; and
- the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

     In addition, under Regulation W:

- a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;
- covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and
- with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.


     Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve decides to treat these subsidiaries as affiliates.

Loans to One Borrower

     The Bank is subject to the Comptroller's loans to one borrower limits. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the unimpaired capital and unimpaired surplus of the bank. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and unimpaired surplus.

Monetary Policy

     The monetary policies of regulatory authorities, including the Federal Reserve, have a significant effect on the operating results of banks. The Federal Reserve supervises and regulates the national supply of bank credit. Among the means available to the Federal Reserve to regulate the supply of bank credit are open market purchases and sales of U.S. government securities, changes in the discount rate on borrowings from the Federal Reserve and changes in reserve requirements with respect to deposits. These activities are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits on a national basis and their use may affect interest rates charged on loans or paid for deposits.

     Federal Reserve monetary policies and the fiscal policies of the federal government have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. We cannot predict the nature of future monetary and fiscal policies and the effect of such policies on our future business and earnings.

Additional Factors That May Affect Future Results of Operations

     In addition to the other information contained in this Report, the following risks may affect the Company. If any of these risks occur, the Company's business, financial condition or operating results could be adversely affected.

Dependence on Real Estate A significant portion of the loan portfolio of the Bank is dependent on real estate. At December 31, 2002 real estate served as the principal source of collateral with respect to approximately 82% of the Bank's loan portfolio. A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by the Bank, as well as the Company's financial condition and results of operations in general and the market value of the Company's common stock. Acts of nature, including earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company's financial condition.

Interest Rate Changes The earnings of the Company and the Bank are substantially affected by changes in prevailing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and the rates the Bank must pay on deposits and borrowings. The difference between the rates the Bank receives on loans and securities and the rates it mast pay on deposits and borrowings is known as the interest rate spread. Given the Bank's current volume and mix of interest bearing assets, the Bank's interest rate spread can be expected to increase when market interest rates are rising, and to decline when market interest rates are declining. Although the Bank believes it current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse impact on its business, financial condition and result of operations.

Competition Competition may adversely affect the Bank's performance. The financial services business in the Bank's market area is highly competitive, and becoming more so due to changes in regulation, technological advances and the accelerating pace of consolidation among financial service providers. The Bank faces competition both in attracting deposits and making loans. The Bank competes for loans principally through the efficiency and quality of the services provided. Increasing levels of competition in the banking and financial services businesses may reduce the market share or cause the prices charged for services to fall. Results may differ in future periods depending on the nature or level of competition.

Regulation Both the Company and the Bank are subject to government regulation that could limit or restrict their activities, adversely affecting operations. The financial services industry is heavily regulated. Federal and state regulation is designed to protect the deposits of consumers, not to benefit shareholders. The regulations impose significant limitations on operations, and may be changed at any time, possibly causing results to vary significantly from past results. Government policy and regulation, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Company and the Bank.

     SBA lending is a federal government created and administered program. As such, legislative and regulatory developments can affect the availability and funding of the program. This dependence on legislative funding and regulatory restrictions from time to time causes limitations and uncertainties with regard to the continued funding of such loans, with a resulting potential adverse financial impact on the Company's business. For example, during late 2002 and early 2003 the maximum limit of individual 7A loans which the SBA would permit was substantially reduced to $500,000. This reduction in loan amount, which was in place for only a few months and which has now been removed, could have, had it remained in place for a longer period of time, had a negative impact on the Company's business. Since the SBA business at the Company constitutes a significant portion of the Company's lending business, this dependence on this government program and its periodic uncertainty with availability and amounts of funding creates greater risk for the Company's business than does other parts of its business.

Borrower's Failure to Perform A significant number of the Bank's borrowers and guarantors may fail to perform their obligations as required by the terms of their loans, which could result in larger than expected losses. This risk increases when the economy is weak, as it has been recently. The Bank has adopted underwriting and credit policies, and loan monitoring procedures, including the establishment and monitoring of allowance for credit losses. Management believes these provisions are reasonable and adequate, and should keep credit losses within expected limits by assessing the likelihood of nonperformance, tracking loan performance and diversifying the credit portfolio. However, these policies and procedures may not be adequate to prevent unexpected losses that could materially and adversely affect the results of operations.

Operations Risks The Bank is subject to certain operations risks, including, but not limited to, data processing system failures and errors, customers or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. The Bank maintains a system of internal controls to mitigate against such occurrences and maintains insurance coverage when available to protect against such risks, but should such an event occur that is not prevented or detected by the Bank's internal controls, or is uninsured or in excess of applicable insurance limits, it could have a significant adverse impact on the Company's business, financial condition or results of operations.

Geographic Concentration The Company's operations are located almost entirely in California, except the generation of SBA Loans. As a result of the California geographic concentration, our results depend largely upon economic and business conditions in this region. Deterioration in economic and business conditions in our market area could have a material adverse impact on the quality of our loan portfolio and the demand for our products and services, which in turn may have a material adverse effect on our results of operations.

War on Terrorism and the Iraq War The terrorist attacks of September 11, 2001, ensuing worldwide war on terrorism and the current war in Iraq may lead to unexpected shifts in cash flows, deposit levels and general economic activity. Banking agencies in the United States have warned of the possible impact of such events on the capital ratios of banks.

Subsidiaries

     The Bank is a subsidiary of the Company. In June of 2002, the Company formed Temecula Valley Statutory Trust I, a Connecticut statutory trust and wholly owned subsidiary of the Company for the purpose of issuing trust preferred securities.

Employees

     As of December 31, 2002, the Bank had 181 full-time employees, nine of whom were executive officers. There are no employees at the Company. We provide medical insurance and other benefits to our full-time employees. Our employees are not represented by any collective bargaining group. We consider our relations with our employees to be satisfactory. Temecula Valley Bank, N.A. is a national banking association, which opened for business on December 16, 1996. We conduct a full-service commercial banking business from our principal office at 27710 Jefferson Avenue, Suite A100, Temecula, California 92590, (909) 694-9940, and our five branch locations in and around the Temecula Valley and San Diego County, California area.

ITEM 2:  PROPERTIES

     The Bank conducts business at five full-service banking offices and multiple loan production offices.

     The main office facilities are located at 27710 Jefferson Avenue, Suite A100, Temecula, California under a lease for 9,798 square feet which commenced on February 1, 1996 and ends on September 30, 2003. Rental amounts are as follows: October 1, 1996 - September 30, 1999 at $10,288.00 per month; October 1, 1999 - September 30, 2002 at $10,597.00 per month; October 1, 2002 -
September 30, 2003 at $10,915.00 per month. The lease has two additional five year option periods. The Bank has committed to the first option period. The lease amounts above include triple net costs (maintenance, taxes, common area, etc.) and a portion of the utilities. At our option, the lease on Suite A100 may be renewed for up to two additional five-year periods.

     On October 1, 1997, the Bank entered into a five year lease for 810 square feet located at 27710 Jefferson Avenue, Suite A200, Temecula, California. This space is contiguous to the current leased space at Suite A100. Rental amounts are as follows: March 1, 1998 - February 28, 1999 at $ 1,012.50 per month; March 1, 1999 - February 28, 2000 at $1,042.88 per month; March 1, 2000 - February 28,
2001 at $1,074.16 per month; March 1, 2001 - February 28, 2002 at $1,106.39 per month; March 1, 2002 - February 28, 2003 at $1,139.58 per month; March 1, 2003 - February 28, 2004 at $1,173.77 per month. The lease, upon our agreement with the landlord on monthly rents, may be renewed for three additional periods, the first for four years seven months, followed by two five year periods.

     On July, 15, 1999, the Bank entered into a five year, two and one-half month lease for our 3,300 square foot branch located at 1139 South Mission Road, Fallbrook, California. Minimum rental amounts are as follows: July 15, 1998 - September 30, 1999 at $1,000.00 per month; October 1, 1998 - September 30, 2000 at $4,290.00 per month; October 1, 2000 - September 30, 2003 at $4,290.00 per month plus annual CPI. The lease also has three, five year option periods at CPI increase rates.

     On July 1, 1999, the Bank entered into a four year, three month lease for 1,982 square feet located at 1139 South Mission Road, Fallbrook, California for a loan production office that is adjacent to the full-service branch. Minimum rental amounts are as follows: July 1, 1999 - September 30, 1999 at $0.00 per month; October 1, 1999 - September 30, 2000 at $2,001.82 per month; October 1, 2000 - September 30, 2001 at $2,051.87 per month; October 1, 2001 - September 30, 2002 at $2,103.16 per month; October 1, 2002 - September 30, 2003 at
$2,155.74 per month.

     On September 2, 1999, the Bank entered into a five year lease for our 2,250 square foot branch office located at 455 South Escondido Boulevard, Escondido, California. Minimum rental amounts are as follows: September 2, 1999 - September 1, 2000 at $3,150.00 per month; September 2, 2000 - September 1, 2001 at $3,244.50 per month; September 2, 2001 - September 1, 2002 at $3,341.84 per
month; September 2, 2002 - September 1, 2003 at $3,442.09 per month; September 2, 2003 - September 1, 2004 at $3,545.35 per month.

     On May 1, 2000 the Bank entered into a five-year lease for 2,296 square feet located at suites 310 and 325 located at 27720 Jefferson Avenue, Temecula, California for mortgage loan origination. Minimum rental amounts are: May 1, 2000 to April 30, 2001 at $3,099.60 per month; May 1, 2001 to April 30, 2002 at
$3,254.58 per month; May 1, 2002 to April 30, 2003 at $3,417.31 per month; May
1, 2003 to April 30, 2003 a $3,588.17 per month; May 1, 2004 to April 30, 2005 at $3,767.58 per month. The lease also has an additional 5 year option period.

     On June 1, 2000, the Bank entered into a four year lease for 1,344 square feet for suites 204 and 206 located at 27710 Jefferson Avenue, Temecula, California 92590. Minimum rentals are as follows: June 1, 2000 - March 31, 2001 at $1,866.80 per month; April 1, 2001 - March 31, 2002 at $1,922.80 per month;
April 1, 2001 - March 31, 2003 at $1,980.49 per month; April 1, 2003 - March 31,
2004 at $2,039.91 per month.

     On June 1, 2000, the Bank entered into a four year two month lease for 867 square feet for Suite 202 located at 27710 Jefferson Avenue, Temecula, California. Minimum rentals are as follows: June 1, 2000 - March 31, 2001 at $1,071.00 per month; April 1, 2001 - March 31, 2002 at $1,103.00 per month;
April 1, 2001 - May 31, 2002 at $1,160.91 per month; June 1, 2002 - May 31, 2003 at $1,195.74 per month; June 1, 2003 - May 31, 2004 at $1,231,61 per month.

     On February 27, 2001, the Bank entered into a three year lease for 3,803 square feet located at 625 S. Gay Street, Knoxville, Tennessee for an SBA loan processing office. Minimum rents are as follows: Year 1 - $4,119.92 per month, Year 2 - $4,278.38 per month and Year 3 - $4,436.83 per month. The lease has two three-year options. The first option period is $4,595.29 per month and the second option period is $4,753.75 per month.

     On March 1, 2001 the Bank entered into a three year lease for 1,510 square feet located at 10100 W. Sample Road,, #104, Coral Springs, Florida for an SBA loan production office. The minimum rent for Year 1 is $2,400.91 per month with a rental adjustment of 4% per year.

     On March 1, 2001 the Bank entered into a three-year lease for 1,607 square feet located at 15300 Ventura Blvd., #226, Sherman Oaks, CA for an SBA loan production office. The minimum rent is $3,053.30 per month.

     On March 15, 2001 the Bank entered into a lease for 1,098 square feet located at Suite #103, 27710 Jefferson Avenue, Temecula, California. Minimum rentals are as follows: March 15, 2001 to June 30, 2002 at $1,504.26 per month; July 1, 2002 to June 30, 2003 at $1,549.39 per month; July 1, 2003 to June 30,
2004 at $1,595.87 per month; July 1, 2004 to December 31, 2004 at $1,643.75 per month.

     On April 1, 2001 the Bank entered into a three year lease for 1,459 square feet located at 9600 Koger Blvd., #202, St. Petersburg, Florida for an SBA loan production office. The minimum rent for Year 1 is $2,016.46 per month, Year 2 is $2,097.11 per month, with rent adjustments of 4% per year after the second year.

     On May 1, 2001 the Bank entered into a five-year lease for 3,290 square feet located at 301 N. Magnolia Ave, #101, El Cajon, California for a full service branch. The minimum rents are $0.00 for months 1 to 3, $4,770.50 for months 4 to 12, $5,264.00 for months 13 to 24, $5,757.50 for months 25 to 36, and CPI increases not to exceed 5% for months 37 to 60.

     On May 15, 2002 the Bank entered into a 27 month lease for 798 square feet located at 28465 Front Street, Suite 324, Temecula, California for mortgage loan production. The rent is $1,216.00 per month with annual CPI increases.

     On July 1, 2002 the Bank entered into a three-year lease for 1,223 square feet located at 15300 Ventura Boulevard, Sherman Oaks, California for SBA production. The minimum rents are $2,348.16 per month with annual CPI increases.

     On August 1, 2002 the Bank entered into a two-year lease for 1,952 square feet located at 1181 California Avenue, Suite 101, Corona, California for a real estate tract lending loan production office. The minimum monthly rents are $4,416.00 in year one and $4,593.00 in year two.

     On August 16, 2002 the Bank entered into a three-year lease for 2,164 square feet located at 500 108th Avenue, Bellevue, Washington for an SBA loan production office. The minimum monthly rental amounts for year one is $2,254.17, for year two is $2,344.33 and year three is $2,434.50.

     On September 1, 2002 the Bank entered into a three-year lease for 577 square feet located at 28 Hanover Lane, Suite C., Chico, California for an SBA loan production office. The minimum monthly rental amounts are: for year one is $625.00, for year two is $650.00 and year three is $675.00.

     On November 1, 2002 the Bank entered into an 18-month lease for 671 square feet located at 27740 Jefferson Avenue, Suite 340, Temecula, California for an SBA loan operations office. The minimum monthly rental amounts are $839.00 for November 1, 2002 to April 30, 2003 and $865.00 for May 1, 2003 to April 30, 2004.

     The Bank has one-year or less leases for executive office space in Raleigh, North Carolina, Fresno, California, Duluth, Georgia and Jacksonville, Florida for SBA loan production offices, Palm Springs, California for mortgage loan production and Temecula, California for general storage. The minimum monthly rents for these locations is $4,593.00 per month.

     In December 2000, the Bank purchased a 2,321 square foot freestanding building that houses our Murrieta, California branch for a total price of $687,500.

     We believe that our existing facilities are adequate for our present purposes and that the properties are adequately covered by insurance.

ITEM 3:  LEGAL PROCEEDINGS

     From time to time, we are involved in legal proceedings arising in the normal course of business. We do not believe that there is any pending or threatened proceeding against us which, if determined adversely, would have a material effect on our business, financial condition or results of operation.

                                     PART II

ITEM 6:  MANAGEMENT DISCUSSION AND ANALYSIS

Analysis of Financial Condition and Results of Operations

Forward-looking Information

     Certain statements contained in this report, including, without limitation, statements containing the words "believes", "anticipates", "intends", "expects", and words of similar import, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which the Company operates, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of the Company's business, economic, political and global changes arising from the terrorist attacks of September 11, 2001, the conflict in Iraq and their aftermath, and other factors referenced in this report, including in "ITEM 1.
BUSINESS--Additional Factors That May Affect Future Results of Operations." When relying on forward-looking statements to make decisions with respect to the Company, investors and others are cautioned to consider these and other risks and uncertainties. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

     This discussion should be read in conjunction with the financial statements of the Company, including the notes thereto, appearing elsewhere in this report.

Critical Accounting Policies

     Our accounting policies are integral to understanding the results reported. Accounting policies are described in detail in Note 1 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. In preparing its consolidated financial statements, the Company is required to make judgements and estimates that may have a significant impact upon its financial results. Certain accounting policies require the Company to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and are considered critical accounting policies. The estimates and assumptions used are based on the historical experiences and other factors, which are believed to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods.

                  The Company has identified two critical accounting policies. They concern the allowance for loan loss and the SBA excess servicing assets. They are considered critical due to the assumptions that are contained in their calculation, as well as external factors that can affect their value. Through quarterly review and analysis, valuations and calculations are tested for reasonableness.

Overview

     Commencement of operations of Temecula Valley Bank, N.A. was December 16, 1996. Temecula Valley Bancorp Inc., a one-bank holding company for Temecula Valley Bank N.A., was formed March 4, 2002 and the share exchange was on June 3, 2002. On that date, one share of common stock of the Bank (par value $1.25) was exchanged for one share of common stock, of the Company (par value $.001). On June 26, 2002, the Company participated in a Trust Preferred Securities pool in the amount of $7,000,000. The net proceeds of the borrowing in the amount of $6,789,000 were transferred to the Bank as capital. Since the Bank opened, it has consistently, from year to year, had substantial growth. All per share data has been adjusted for the two-for-one common stock split effective April 29, 1998 and the two-for-one common stock split effective April 28, 1999. Since the date of opening, the Bank, and now collectively with the Company, has grown to 199 employees (194 full time equivalent), of which 181 are full time. One third of the employees are directly involved in the origination, underwriting and processing of SBA loans. Additional support staff is required to service the SBA loans after they are funded. All employees are employed at the Bank. It is anticipated that growth will be remain strong into 2003. Projected growth in 2003 will be associated with the continued maturation of the branch system, two of which were opened during 2001. The full service office in Murrieta was opened on January 11, 2001 and the loan production office in El Cajon converted to a full service branch on June 18, 2001. The SBA department expanded considerably in 2001 and 2002, with loan production offices now located in Chico, CA, Fresno, CA, Santa Ana, CA, Sherman Oaks, CA, St. Petersburg, FL, Coral Springs, FL, Jacksonville, FL, Atlanta, GA, Bethesda, MD, Raleigh, NC, Greenville, SC, Bellevue, WA and Knoxville, TN. In the third quarter of 2002, a real estate department that concentrates on single family residence tract lending began operating. The department is located in Corona, CA. In late 1998 staffing increased due to the addition of a full service office in Fallbrook, CA, and in the third quarter of 1999 staffing increased due to the addition of a full service office in Escondido, California. In 2000, staffing increased due to the addition of the Mortgage department in Temecula and anticipatory staffing of the Murrieta office. The Mortgage department originates FHA, VA and conventional mortgages and sells them in the secondary market.

     The Bank was formed as a locally owned and managed financial institution that assumes an active community role. The Bank focuses primarily upon local banking services and community needs, as well as nationwide SBA loan origination. The Bank's marketing strategy stresses its local ownership and commitment to serve the banking needs of the people and businesses in Temecula Valley, the Interstate 15 corridor and surrounding areas, as well as originating loans through the SBA network nationwide.

     The Bank will continue to take advantage of new full service and/or loan production office locations if they make good business sense and are located within the Bank's geographic service area.

Financial Condition

Assets

     Total assets increased from $190,024,416 at December 31, 2001 to $310,289,097 at December 31, 2002, a 63% increase.

     Total loans, excluding deferred loan fees, increased from $150,963,562 at December 31, 2001 to $272,765,590 at December 31, 2002, an 81% increase. Much of the increase is due to the expansion of the SBA department, as well as increases in real estate and commercial loans in the Escondido and El Cajon offices. The loan portfolio composition is primarily construction, commercial and real estate secured loans. SBA loans, of which the Bank is an active originator, comprise approximately 19% of total loans outstanding at December 31, 2001 and 28% of total loans outstanding as of December 31, 2002. Due to the strong real estate market, and due to the inherent nature of community bank loan markets, over 82% of the loan portfolio is in real estate secured loans, compared to 83% at December 31, 2001. At December 31, 2001 approximately 15% of the loans were commercial, while 16% were commercial at December 31, 2002. The rate of loan growth should continue to be strong for 2003, due to the SBA loan production offices that have reached their expected production levels, and due to the addition of the real estate tract lending department.

     The following table summarizes our loan portfolio excluding deferred loan fees and the allowance for loan loss by type as of the dates indicated:



                                                                Years Ended December 31
                                   -----------------------------------------------------------------------------------
                                                                 (Dollars in Thousands)
                                             2002                        2001                         2000
                                             ----                        ----                         ----
                                      Amount         %           Amount        %               Amount      %
                                      ------      --------       ------       ------           ------     -----
Commercial                         $  44,976       16%       $  22,775         15%         $ 13,621        15%
Real Estate                          223,335       82%         123,019         82%           75,035        81%
Consumer                               4,455        2%           5,170          3%            4,359         4%
                                   ---------     -----       ---------       -----         --------      -----
Total Loans                         $272,766      100%        $150,964        100%          $93,015       100%
                                   =========     =====       =========       =====         ========      =====


     The majority of our loans have floating rates tied to our base rate or other market rate indicator. This serves to lessen the risk from movement in interest rates, particularly rate increases.

     The following tables show the maturity of fixed rate loans and the repricing frequency of floating rate loans outstanding as of December 31, 2001, 2000 and 1999, net of allowance for loan losses and deferred loan fees:

                                                                  Years Ended December 31
                                   --------------------------------------------------------------------------------------
                                                                  (Dollars in Thousands)

Loan Type                                      2002                         2001                         2000
---------                                      ----                         ----                         ----
                                      Amount            %            Amount           %           Amount          %
                                      ------            -            ------           -           ------          -
Fixed Rate Loans                   $  36,121        13.5%        $  25,678          17.2%     $ 16,381          17.9%
Floating Rate Loans                  232,288        86.5%          123,357          82.8%        75,230         82.1%
                                   ---------      -------        ---------        -------     ---------       -------
Total Loans                         $268,409       100.0%         $149,035         100.0%      $ 91,611        100.0%
                                   =========      =======        =========        =======     =========       =======





                                                                   Years Ended December 31
                                      -----------------------------------------------------------------------------------
                                                                    (Dollars in Thousands)
Maturity/Repricing Frequency                     2002                        2001                   2000
----------------------------                     ----                        ----                   ----
                                      Fixed        Floating       Fixed        Floating     Fixed      Floating
                                      -----        --------       -----        --------     -----      --------
3 Mos. or Less                        $ 6,798      $193,716       $   822     $107,596     $   805      $65,600
Over 3 Mos. through 12 Mos.           $ 6,423        21,820         4,091        8,707       4,324        5,640
Over 1 Yr. Through 5 Yrs.              14,195        12,022        11,575        6,525       8,927        3,990
Over 5 Yrs.                             8,705         4,730         9,190          529       2,325            0
                                      --------     -----------   --------     --------     -------      -------
Total                                 $36,121      $232,288       $25,678     $123,357     $16,381      $75,230
                                      =======      ========      ========     ========     =======      =======


     Our lending focus is on small and medium-sized businesses on both a customer and SBA-supported basis. We offer a variety of commercial lending products including term loans and lines of credit. We also offer a broad range of short to medium term commercial loans, primarily collateralized, to businesses for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements) and the purchase of equipment and machinery. The purpose of a particular loan generally determines its structure.

     Loans are evaluated and acted upon by our loan officers based upon designated lending authority as outlined in the Bank's loan policy. The President/Chief Executive Officer has the authority to lend to the full legal lending limit of the Bank. Loan relationships with an aggregate exceeding $750,000 are reviewed by our loan committee made up of certain officers and directors, which meets monthly, or more often if necessary.

     Generally, our commercial loans are underwritten in our market area on the basis of the borrower's ability to service such debt from identified cash flow. We usually take as collateral a lien on available real estate, equipment or other assets and obtain a personal guaranty of the business principals.

     In addition to commercial loans secured by real estate, we make commercial mortgage loans to finance the purchase of real property, which generally consists of real estate on which structures have already been completed or will be completed and occupied by the borrower. We offer a variety of mortgage loan products that generally are amortized over five to 20 years.

     Direct consumer loans collateralized by single-family residential real estate are generally limited to no more than 80% of appraised value. We require mortgage title insurance, hazard insurance and flood insurance when applicable, in the amount of the loan.

     Our commercial mortgage loans are secured by first liens on real estate. Typically we have both fixed and variable interest rates and amortize over a ten to 20 year period with balloon payments due at the end of three to five years. As a Preferred SBA Lender (discussed below), we also issue full term variable rate real estate loan commitments when the facility is enhanced by the underlying SBA guaranty. In underwriting commercial mortgage loans, consideration is given to the property's operating history, future operating projections, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit checks, appraisals, environmental assessments and a review of the financial condition of the borrower.

     We also make loans to finance the construction of residential and nonresidential properties. Construction loans generally are secured by first liens on real estate and have floating rates. We conduct periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above guide our construction lending activities.

     We are an active SBA lender having achieved "Preferred Lender" status, the highest award to a lender by the SBA. Our business plan is to utilize a system of satellite loan production offices staffed by SBA loan specialists. We have one loan production office in Fallbrook, California and have SBA offices in Florida, Tennessee, Georgia, South Carolina and North Carolina. The loan production offices generate potential customer prospects and produce the SBA loan package. Following loan approval, the loan is passed to closing and servicing specialists located in our main banking office.

     Consumer loans include automobile loans, recreational vehicle loans, boat loans, home improvement loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 84 months and vary based upon the nature of collateral and size of loan.

Nonperforming Assets

     We have several procedures in place to assist us in maintaining the overall quality of our loan portfolio. Our lending officers follow established underwriting guidelines and we monitor our delinquency levels for any negative or adverse trends. There can be no assurance, however, that our loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

     The Bank had $198,861 of non-performing loans as of December 31, 2001, of which $92,895 was guaranteed by the SBA, compared to $1,908,169 of non-performing loans as of December 31, 2002, of which $1,077,597 was government guaranteed.

     Pursuant to SBA operating procedures, real estate collateral is liquidated when a loan becomes uncollectible. Should there be a shortfall in liquidation proceeds, the SBA will assume 75% - 85% of that shortfall. The ratio of nonperforming loans to total loans (after reducing for SBA guarantees) was .31%, ..01%, and .07% for the years ended 2002, 2001 and 2000, respectively.

     We generally place a loan on nonaccrual status and cease accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days, however, are placed on nonaccrual status, unless the loan is both well secured and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a deduction of principal as long as doubt exists as to collection. We are sometimes required to revise a loan's interest rate or repayment terms in a troubled debt restructuring. As of December 31, 2001 restructured loans were $153,670 and $1,064,217 at December 31, 2002. Our internal loan review department regularly evaluates potential problem loans as to risk exposure to determine the adequacy of our allowance for credit losses.

     We review collateral value on loans secured by real estate during the internal loan review process. New appraisals are acquired when loans are categorized as nonperforming or potential problem loans. In instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower's overall financial condition is made to determine the need, if any, for possible write downs or appropriate additions to our allowance for credit losses.

Allowance for Loan Losses

     The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. We have established an allowance for loan losses that we believe is adequate for estimated losses in our loan portfolio. Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to our board of directors, indicating any change in the allowance since the last review and any recommendations as to adjustments. In making its evaluation, we consider the diversification by industry of our commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, the evaluation of our loan portfolio through our loan review function and the annual examination of our financial statements by our independent auditors. Charge-offs occur when loans are deemed to be uncollectible.

     We follow a loan review program to evaluate credit risk in our loan portfolio. Through the loan review process, we maintain an internally classified loan watch list which, along with the delinquency list of loans, helps us assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as "substandard" are those loans with clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize ultimate recoverability of the debt.

     Loans classified as "doubtful/potential loss" are those loans which have characteristics similar to substandard accounts but with an increased risk that a loss may occur, or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans include some loans that are delinquent at least 30 days or on nonaccrual status. Loans classified as "potential loss" are those loans that are identified as having a high probability of being liquidated with loss within the next 12 months.

     In addition to loans on the internal watch list classified as substandard or doubtful/potential loss, we maintain additional classifications on a separate watch list which further aids us in monitoring loan portfolios. These additional loan classifications reflect warning elements where the present status portrays one or more deficiencies that require attention in the short-term or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all of the characteristics of a classified loan (substandard, doubtful/potential loss) but do show weakened elements as compared with those of a satisfactory credit. We regularly review these loans to aid in assessing the adequacy of our allowance for loan losses.

     In order to determine the adequacy of the allowance for loan losses, we consider the risk classification or delinquency status of loans and other factors, such as collateral value, portfolio composition, trends in economic conditions, including those discussed below, and the financial strength of borrowers. We establish specific allowances for loans which management believes require reserves greater than those allocated according to their classification or delinquent status. Additionally, we use three approaches for the analysis of the performing portfolio: migration, historical and examiner rule of thumb. These methods are further broken down to identified loan pools within our portfolio. Using these methodologies, we allocate reserves to each identified loan classification and to performing loan pools. All methods are evaluated by loan pools. However, in the migration method, commercial industrial and real estate loans are evaluated on an individual basis. We then charge to operations a provision for loan losses to maintain the allowance for loan losses at an adequate level as determined by the foregoing methodology.

     Given its industry make-up, the economy of our market areas remains somewhat dependent on real estate and related industries (i.e. construction, housing). While we maintain a reasonably diverse commercial and consumer loan portfolio, any major downturn in real estate or construction could have an adverse effect on borrowers' ability to repay loans and, therefore, could potentially affect our results of operations and financial condition.

     Consequently, in evaluating the adequacy of our allowance for loan losses, management incorporates, among many other factors, the effect on borrowers of an economic downturn in the real estate related industries, the diversification of the loan portfolio and economic indicators and conditions. Additionally, we have several procedures in place to assist us in minimizing credit risk and maintaining the overall quality of our loan portfolio. We frequently review and update our underwriting guidelines and monitor our delinquency levels for any negative or adverse trends. To date, given the diversification of our loan portfolio along with current economic indicators, we have not deemed it necessary to substantially increase our allowance for loan losses or alter current credit underwriting standards. However, no assurances can be given that substantial increases in the allowance or alteration of underwriting standards will not be necessary in the future.


     The provision for loan loss is the amount expensed in the current year and added to the allowance for loan loss. The allowance for loan loss is a reserve kept at a level that is determined by a quarterly analysis of the loan portfolio and its inherent risks. Examples of inherent risks in the loan portfolio include the quality of the loans, the concentrations of credit by collateral and industries, the Bank's lending staff and policies, and external factors such as economic conditions.





                           [INTENTIONALLY LEFT BLANK]

     The following tables present, for the periods indicated, an analysis of the allowance for loan losses and other data:

                                                                             Years Ended December 31
                                                                      2002            2001                2000
                                                                      ----            ----                ----
                                                                             (Dollars in thousands)
Average loans outstanding                                          $204,849           $118,440            $ 73,334
Net loans outstanding at end of period                              268,409            149,035              91,611


Allowance for loan losses at beginning of period                    $ 1,239             $  928              $  552
                                                                      2,460                400                 385
Provision for loan losses

Charge-Offs:
                   Commercial                                          (338)                 0                   0
                   Construction                                           0                  0                   0
                   Real Estate                                         (354)               (88)                (19)
                   Consumer                                             (15)                 0                 (1)
Recoveries:
                   Commercial                                            11                  0                   0
                   Construction                                           0                  0                   0
                   Real Estate                                            3                 10                  10
                   Consumer                                                                  1                   1
                                                                   ---------         ---------           ---------
                                                                         11
Net (charge-offs) recoveries                                           (682)               (88)                 (9)
                                                                    $ 3,017            $ 1,239              $  928
                                                                    =======            =======              ======
Allowance for credit losses at end of period


Ratio of allowance to end of period total loans                       1.11%               .82%               1.00%
Ratio of net charge-offs to average loans                              .33%               .07%                .01%


Ratio of end of period non-performing loans to allowance             27.50%              8.60%               7.30%
(net of SBA guarantee)

     The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

                                                                              Years Ended December 31
                                              --------------------------------------------------------------------------------------
                                                                              (Dollars in Thousands)
                                                         2002                          2001                          2000
                                                         ----                          ----                          ----
                                                               % of Loans to              % of Loans to               % of Loans to
                                                    Amount     Total Loans       Amount   Total Loans       Amount    Total Loans
                                                    ------     ----------       ------    ------------      ------    -------------
Commercial                                            $172           9.1%         $ 80        10.8%           $86          13.3%
Real Estate                                            667          35.9%          291        36.9%           212          39.1%
Construction/ Land Development                         391          22.4%          186        25.1%           171          25.3%
Mortgage                                                 0           2.8%            3         4.4%             4           1.8%
SBA                                                  1,741          28.2%          639        19.4%           424          15.8%
Consumer & Other                                        46           1.6%           40         3.4%            31           4.7%
                                                        --           ----           --         ----            --           ----
Total                                                3,017         100.0%       $1,239       100.0%          $928          100.0%
                                                     =====         ======       ======       ======          ====          ======


     We believe that the allowance for loan losses at December 31, 2002 of $3,017,395 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at December 31, 2002.

Investments / Financial Assets

     Investments, which exclude Federal Reserve Bank and Federal Home Loan Bank stock, decreased from $16,400,000 at December 31, 2001 to $0 at December 31, 2002. The change from year to year is largely attributable to loans and servicing assets increasing more than deposits and borrowings. At year-end 2001, all of the investments were in overnight Federal Funds Sold.

     At the date of purchase, we are required to classify equity and debt securities into one of three categories: held-to-maturity, trading or available-for-sale. At each annual reporting date, the appropriateness of the classification is reassessed. Investments classified as held-to-maturity are measured at amortized cost in the financial statements and can be so classified only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of sale in the near-term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Investments not classified as either held-to-maturity or trading are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, in a separate component of shareholders' equity until realized.
................................................................................

For 2001, the ratio of interest earning assets to total assets was 88.12% and in 2002 it was 86.76%. The target for the Bank is to keep this ratio above 90%, but has remained below that level due to the increase in the SBA servicing asset, the related SBA interest only strips receivable and the cash surrender value of life insurance. The SBA servicing asset was $1,538,437, the SBA I/O strip receivable was $4,136,809, and the cash surrender value of life insurance was $2,832,254 at December 31, 2001. At December 31, 2002, the SBA excess servicing asset was $3,763,779, the SBA I/O strips receivable was $13,120,093 and the cash surrender value of life insurance was $3,983,183. Even though these assets are not considered interest bearing for net interest margin purposes, they do produce, or are related to, income that is part of non-interest income.

Deposits and Borrowings

     The Bank offers a variety of deposit accounts having a wide range of interest rates and terms, consisting of demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, customer service and referrals to attract and retain these deposits. We do not accept brokered deposits.

     Deposits increased from $172,928,225 at December 31, 2001 to $269,321,220 at December 31, 2002. Demand deposits comprised over 36% of the deposits in 2001 and 31% in 2002, tiered savings over 15% in 2001 and 11% in 2002, tiered money market accounts over 17% in 2001 and 23% in 2002, NOW accounts comprised 9% in 2001 and 7% in 2002 and certificate of deposits over 21% in 2001 and 34% in 2002. The increase in the ratio of certificates of deposits is due to certificate of deposit promotions in 2002 to fund the rapid loan growth. More than 58% of deposits have balances of $100,000 or more. No one customer has balances that exceed 10% of the deposits of the Bank. The Bank depends on core deposits as a source of funds for the loan portfolio. Consequently, the Bank tries to attract solid core accounts yet maintain a reasonable funding cost. The core deposit base was, and will be helped, by the addition of the Murrieta and El Cajon branches in 2001 and the continued deposit increases at the three other branches. The Bank will continue to solicit core deposits to diminish reliance on volatile funds.

     At December 31, 2002 there was $10,000,000 in short-term advances from the Federal Home Loan Bank. The borrowing had a rate of 1.05% and maturity date of January 2, 2003. The borrowing capacity at the Federal Home Loan Bank as of December 31, 2002 was $19,057,235.

     On June 26, 2002 the Company borrowed $7,000,000 by means of a pooled Trust Preferred Note. The note carries a floating rate of the three-month LIBOR plus 3.45%, or currently 4.85%. The up front cost of the borrowing was $211,000 and is being amortized to interest expense over five years, which is the end of prepayment penalty period. The note has a thirty-year maturity. The net amount of $6,789,000 was transferred to the Bank as capital. At the Company, the Trust Preferred borrowing can be treated as tier one capital up to 25% of tier one capital, with the remainder treated as tier two capital.

     The daily average balances and weighted average rates paid on deposits and other borrowings for each of the years ended December 31, 2002, 2001 and 2000 are presented below:


                                                                           Years Ended December 31
                                                                            (Dollars in Thousands)
                                                        2002                         2001                           2000
                                                        ----                         ----                           ----
                                                 Amount        Rate %         Amount          Rate %         Amount          Rate %
                                                 ------        ------         ------          ------         ------          ------
Now                                             $18,564         0.10%       $ 13,202           0.56%         $7,713           1.01%
Money Market                                     38,621         1.62%         19,346           2.69%          4,698           3.67%
Savings                                          27,951         0.82%         28,436           2.19%         32,739           3.90%
Time deposits <$100,000                          26,509         3.04%         14,369           4.77%          7,047           5.07%
Time deposits $100,000 & over                    35,682         3.10%         17,845           4.68%         10,049           5.49%
Other Borrowings                                 10,581         3.21%              0              0%              0              0%
                                                -------         -----       --------           -----         -------          -----
Total interest-bearing liabilities              157,908         1.98%         93,198           2.93%         62,516           3.91%
Non interest-bearing deposit                     69,972         0.00%         50,173           0.00%         32,520           0.00%
                                                -------         -----       --------           -----         -------          -----
Total Deposits & Other Borrowings              $227,880         1.37%       $143,371           1.91%        $95,036           2.58%
                                               ========         =====       ========           =====        =======           =====


     The following table sets forth the amount of our certificates of deposit that are $100,000 or greater by time remaining until maturities, as of December 31, 2002:

                                                                          (in thousands)

                                                                                     Less than
                                                         $100,000 +                   $100,000            Total
                                                         ----------                   --------            -----
3 months or less                                           $ 26,665                   $ 15,762         $ 42,427
Over 3 months through 12 months                              24,509                     23,941           48,450
Over 1 year through 3 years                                     215                        543              758
Over 3 years                                                      0                        243              243
                                                           --------                   --------         --------
Total                                                      $ 51,389                   $ 40,489         $ 91,878
                                                           ========                   ========         ========

Interest Rate Sensitivity

     Our funds management policy provides management with the necessary guidelines for effective funds management and includes a measurement system for monitoring our net interest rate sensitivity position. We manage our sensitivity position within established guidelines.

     The management of interest rate risk is performed by analyzing the maturity and repricing relationships between interest-earnings assets and interest-bearing liabilities at specific points in time ("GAP") and by analyzing the effects of interest rate changes on net interest income over specific periods of time by projecting the performance of the mix of assets and liabilities in difficult interest rate environments. Interest rate sensitivity reflects the potential effect on net interest income from a movement in interest rates. A bank is considered to be asset sensitive, or having a positive GAP, when the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities maturing or repricing within that time period. Conversely, a bank is considered to be liability sensitive, or having a negative GAP, when the amount of its interest-bearing liabilities maturing or repricing within a given period exceeds the amount of its interest-earning assets maturing or repricing within that time period. During a period of rising interest rates, a negative GAP would tend to affect net interest income adversely, while a positive GAP would tend to result in an increase in net interest income. During a period of falling interest rates, a negative GAP would tend to result in an increase in net interest income, while a positive GAP would tend to affect net interest income adversely.

     Shortcomings are inherent in GAP analysis since certain assets and liabilities may not move proportionally as interest rates change. Consequently, in addition to GAP analysis the we use a simulation model and shock analysis to test the interest rate sensitivity of net interest income and the balance sheet, respectively. Contractual maturities and repricing opportunities of loans are incorporated in the model as are prepayment assumptions, maturity data and call options within the investment portfolio. Assumptions based on past experience are incorporated into the model for non-maturity deposit accounts. We have found that historically interest rates on these deposits change more slowly in a rising rate environment than in a declining rate environment.

     Liquidity refers to our ability to maintain a cash flow that is adequate to fund both on-balance sheet and off-balance sheet requirements on a timely and cost-effective basis. Potentially significant liquidity requirements include funding of commitments to loan clients and withdrawals from deposit accounts. The Gap ratio is the ability to reprice assets and liabilities in the changing economic environment. For instance, the Bank is asset sensitive within three months, allowing the Bank to increase income in a rising interest rate environment. The bank then becomes liability sensitive between four months and one year, which will increase expense in a rising interest rate environment.

     It should also be noted that during 2002, the Bank began to institute interest rate floors on certain variable rate loans. Once the interest rates on these variable rate loans reach the floor rate, they temporarily take on the attributes of a fixed rate loan. This action has helped the Bank increase its net interest margin as the rates on our interest-bearing liabilities have continued to fall. However, when interest rates begin to rise again in the future, the interest rates on our interest-bearing liabilities will also begin to rise while the interest rates on those variable rate loans with floors will remain at the floor rate. This may cause the Bank's net interest margins to shrink until the rates on those loans with interest rate floors rise above their floor rates.

     Finally, the Bank feels that it faces no material liquidity impact from the undisbursed loans in the loan portfolio.

     The following table sets forth an interest rate sensitivity analysis for the Company at December 31, 2002:

                                                       After           After One
                                        Within         Three Months    Year But
                                         Three         But Within      Within           After
                                        Months         One Year        Five Years       Five Years        Total
                                        ------       --------------    ----------       ----------     -----------
Interest-Earning Assets:
     Federal Funds Sold                 $       -       $      -          $      -      $       -       $      -
     Certificates of Deposit                    -              -                 -              -              -
     Investment Securities                      -              -                 -              -              -
     FRB/FHLB Stock                             -              -                 -          1,460          1,460
     Loans                                200,514         28,243            26,217         13,435        268,409
                                          -------         ------          --------      ---------      ---------
         Total                          $200,514        $ 28,243           $26,217      $  14,895       $269,869
                                        =========       ========           =======      =========       ========

Interest-Bearing Liabilities:
     Money Market and NOW
       Deposits                          $ 62,161       $      -         $       -      $       -      $  62,161
     Savings                               29,958              -                 -              -         29,958
     Time Deposits                         42,427         48,450               758            243         91,878
      Other Borrowings                     17,000              -                 -              -         17,000
                                        ---------       --------         ---------      ----------     ---------
         Total                           $151,546       $ 48,450         $     758      $     243      $ 200,997
                                         ========       ========         =========      ==========     =========

Period GAP                               $ 48,968       $(20,207)          $25,459      $  14,652
Cumulative GAP                           $ 48,968      $  28,761           $54,220      $  68,872

Period GAP to Total Assets                  15.8%           (6.5)%             8.2%           4.7%
Cumulative GAP                              15.8%            9.3%             17.5%          22.2%

         Total Assets                                                                                   $310,289
                                                                                                        =========

Liquidity

     Liquidity involves our ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Bank on an ongoing basis. Our liquidity needs are primarily met by growth in core deposits. Although access to purchased funds from correspondent banks is available, generally we do not rely on these external funding sources. Our cash and federal funds sold position, supplemented with payments and maturities within the loan portfolio have historically created an adequate liquidity position.

     We monitor our liquidity levels by utilizing a liquidity ratio which is the sum of cash and due from banks, net of reserve requirements, federal funds sold, interest-bearing deposits with other financial institutions and investments securities, less amounts pledged to secure deposits and for other purposes, divided by the sum of total deposits, less deposits secured by marketable securities and short-term borrowings. Using this definition, our liquidity ratio was 16.8% at December 31, 2000, 13.8% at December 31, 2001 and 4.2% at December 31, 2002. Subsequent to December 31, 2002, the Bank raised funds through CD promotions to bring the liquidity ratio back to previous levels.

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

     The Bank's cash position is determined on a daily basis and on a monthly basis a liquidity analysis and asset/liability management analysis are performed. The Bank maintains Federal Funds lines of credit of $6,500,000 at correspondent banks for short-term liquidity. In addition, the Bank was approved on July 31, 2001 for membership to the Federal Home Loan Bank. The Bank has borrowing capacity at the FHLB that will fluctuate with the loan balances that are pledged as collateral. At December 31, 2002 the borrowing capacity was $19,057,235, of which $10,000,000 was advanced. Throughout 2001 and 2002 a positive liquidity position was maintained, but not at a level where profits would have been diminished.

     The Bank presents to the Board of Directors monthly a liquidity analysis. The analysis measures the liquidity gap on a monthly basis and should always be at least in a 2% positive liquidity gap position. Since the Bank opened, the Bank has been within these limits, even with the strong loan growth the Bank has encountered.

Capital Resources

     Capital management consists of providing equity to support both current and future operations. The Bank is subject to capital adequacy requirements imposed by the Comptroller. The Comptroller has adopted risk-based capital requirements for assessing capital adequacy. These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles of banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

     The risk-based capital standards set by the Comptroller require all national banks to have "Tier 1 capital" of at least 4.0% and "total risk-based" capital (Tier 1 and Tier 2) of at least 8.0% of total risk-adjusted assets. "Tier 1 capital" generally includes common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings, less deductions for goodwill and various other intangibles. "Tier 2 capital" may consist of a limited amount of intermediate-term preferred stock, a limited amount of term subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock not qualifying as Tier 1 capital, and a limited amount of the general valuation allowance for credit losses. The sum of Tier 1 capital and Tier 2 capital is "total risk-based capital."

     The Comptroller has also adopted guidelines which supplement the risk-based capital guidelines with a minimum ratio of Tier 1 capital to average total consolidated assets ("leverage ratio") of 3.0% for institutions with well diversified risk, including no undue interest rate exposure; excellent asset quality; high liquidity; good earnings; and that are generally considered to be a strong bank, rated composite 1 under applicable federal guidelines, and that are not experiencing or anticipating significant growth. Other banks are required to maintain a leverage ratio of at least 4.0% to 5.0%. These rules further provide that banks experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets.

     Pursuant to Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), each federal banking agency revised its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. Also pursuant to FDICIA, the Comptroller has promulgated regulations setting the levels at which an insured institution such as the Bank would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized.









                           [INTENTIONALLY LEFT BLANK]

     The following table provides a comparison of our leverage and risk-weighted capital ratios for the Company as of the dates indicated and the regulatory standards:

                                                        To Be Well Capitalized
                            Minimum Required for        Under Prompt Corrective            Actual Ratio
                            Capital Adequacy Purposes   Action Provisions                  December 31
                            -------------------------   -----------------------    -----------------------------
                                                                                   2002        2001         2000
                                                                                   ----        ----         ----
Leverage                           4.0% (1)                   5.0%                 8.0%         7.9%        7.5%
Tier 1 risk-based capital          4.0%                       6.0%                 8.7%         9.4%        8.9%
Risk-based capital ratio           8.0%                      10.0%                10.6%        10.2%        9.9%


(1) The Comptroller may require the Bank to maintain a leverage ratio of up to 100 basis points above the standard minimum.

Results of Operations

Net Income

     For 2002, net income was $4,191,054, or $1.14 per basic share and $1.00 per diluted share. For 2001, net income was $1,803,581, or $.56 per basic share and $.51 per diluted share. The Bank has been profitable every full quarter since it opened, except for the first quarter of 1997. The net interest margin is strong, with SBA and mortgage loan sales a significant portion of the profit dynamics of the Company. The Company sold $5,933,122 of the unguaranteed portion of SBA 7A loans in 2001, which added $553,457 to the net income. The Company sold $12,573,048 of the unguaranteed portion of SBA 7A loans in 2002, which added $1,232,355 to the net income. The Bank expects to continue to sell SBA and mortgage loans in the secondary market. The return on average assets was 1.15% in 2001, compared to 1.69% for 2002. The return on average equity was 14.82% for 2001 compared to 24.34% for 2002. Due to low interest rates, mortgage loan activity has been robust, and is expected not to decrease for 2003. The Federal Reserve Bank rate reductions in 2001 negatively affected net interest income. The expansion of the SBA department and the establishment of the full service office in El Cajon had a substantial negative effect on earnings in 2001, but in 2002 had a positive affect on earnings. The startup costs associated with the establishment of the real estate tract lending department had a negative effect on earnings in the second half of 2002, but should be profitable by the beginning of 2003.

Net Interest Income

     Net interest income was $9,287,803 in 2001, compared to $13,431,236 in 2002. This relates to a net interest margin of 6.74% in 2001, compared to 6.25% in 2002. The net interest margin decreased in 2001 and 2002 due to the Federal Reserve Bank rate reductions of 4.75% in 2001 and 0.50% in late 2002, even though the loan to deposit ratio increased from 86.90% at December 31, 2001to 100.78% at December 31, 2002. Loans produced a yield of 9.54% in 2001 and 7.99% in 2002. Investments, which includes Federal Funds sold, FRB stock and FHLB stock, yielded 3.75% in 2001 and 1.87% in 2002. Total interest earning assets yielded 8.73% in 2001 and 7.71% in 2002. The cost of interest bearing deposits was 2.93% in 2001and 1.89% in 2002. For 2002, the cost of other borrowing was 3.21% and consisted of Federal Funds Purchased, FHLB advances, and Trust Preferred Borrowing. There were no other borrowings in 2001.

     The Bank tries to maximize the percentage of assets it maintains as interest earning assets, with the goal of the Bank to maintain at least 90% in that category. Effectively, all of the increase in non-interest earning assets in 2002 was in the cash surrender value of life insurance (BOLI), the SBA servicing and SBA I/O strip receivable assets. The servicing assets are tested for impairment by computing the net present value of the amount of servicing income in excess of normal servicing costs over the expected average life of the loan. Normal servicing, as per industry standards, is 40 basis points of the principal balance sold. The expected life assumes 30 percent of the note life. The Company's average life of loans sold has been higher than the 30% assumption, giving the calculation conservative biases. For 2002, $2,673,768 was collected for servicing, the asset amortization was $1,462,019 and the SBA related servicing assets increased $11,208,626 or 197.5%. The increase in the SBA loan servicing assets is due to the sale of $108,212,760 in SBA 7A loans during 2002. The servicing calculations contain certain assumptions such as expected life of the loan and the discount rate used to compute the present value of future cash flows. The exposure of the loan life assumption is if loans prepay faster than expected. The exposure to the discount rate assumption is if prime rate adjusts severely and permanently. Such exposure can cause adjustments to the income statement. The Bank, through external reviews on a quarterly basis, considers the excess servicing assets to be fairly valued. Asset quality is a continual primary focus of the Bank, and even though risk is an integral part of the banking industry, it is the policy of management to actively manage the risk, without sacrificing long-term stability with short-term profits.

     The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made and all average balances are yearly average balances. Nonaccruing loans have been included in the tables as loans carrying a zero yield.

                                          Average Balances with Rates Earned and Paid
                                                    Year ended December 31
                                                    (Dollars in Thousands)

                               -------------------------------------------------------------------------------------------------
                                          2002                            2001                              2000
                                        Interest  Rate                    Interest   Rate                   Interest    Rate
                               Average  Income/   Earned/       Average   Income/    Earned/      Average   Income/     Earned/
Assets                         Balance  Expense   Paid          Balance   Expense    Paid         Balance   Expense     Paid
                               -------  -------   -------       -------   --------   -------      -------   -------    ---------
Due From Banks-Time                   0        0    0.00%             0         0    0.00%           340       22         6.40%
Securities-HTM  (1)                 222        4    1.65%           224        10    4.58%           117        7         6.04%
FRB/FHLB Stock                      891       46    5.21%           379        19    5.10%           197       12         5.98%
Federal Funds Sold                8,870      137    1.54%        18,707       694    3.71%        18,170    1,138         6.24%
                               ---------------------------     ----------------------------     --------------------------------
             Total Investments    9,983      187    1.87%        19,310       723    3.75%        18,824    1,179         6.24%

             Total Loans (2)    204,849   16,369    7.99%       118,440    11,299    9.54%        73,334    8,193        11.14%
                               ---------------------------     ----------------------------     --------------------------------
  Total Interest
   Earning Assets               214,832   16,556    7.71%       137,750    12,022    8.73%        92,158    9,372        10.14%
                                          ---------------                  ---------------                  -------------------

Allowance for Loan              (1,588)                         (1,024)                            (666)
Loss
Cash & Due From Banks            13,779                           9,706                            6,048
Premises & Equipment              2,271                           2,220                              937
Other Assets                     18,335                           8,282                            5,568
                               ---------                       ---------                        ---------
   Total Assets                 247,629                         156,934                          104,045
                               =========                       =========                        =========

Liabilities
and
Shareholders' Equity

Interest Bearing                 18,564       18    0.10%        13,202        73    0.56%         7,713       78         1.01%
Demand
Money Market                     38,621      628    1.62%        19,346       520    2.69%         4,968      183         3.67%
Savings                          27,951      228    0.82%        28,436       622    2.19%        32,739    1,280         3.90%
Time Deposits under $100,000     26,509      806    3.04%        14,369       685    4.77%         7,047      358         5.07%
Time Deposits $100,000 or more   35,682    1,105    3.10%        17,845       834    4.68%        10,049      554         5.49%
Other Borrowings                 10,581      340    3.21%             0         0    0.00%             0        0         0.00%
                               ---------------------------     ----------------------------     --------------------------------
   Total Interest
    Bearing Liabilities         157,908    3,125    1.98%        93,198     2,734    2.93%        62,516    2,453         3.91%
                                          ---------------                  ---------------                  -------------------

Noninterest Demand Deposits      69,972                          50,173                           32,520
Other Liabilities                 2,530                           1,538                            1,183
Shareholders' Equity             17,219                          12,025                            7,826
                               ---------                       ---------                        ---------
   Total Liabilities
and
   Shareholders'                247,629                         156,934                          104,045
equity
                               =========                       =========                        =========

Net Interest Income                       13,431                            9,288                           6,919
                                        =========                       ==========                       =========

Net Interest Spread(3)                              5.73%                            5.80%                                6.23%
                                                 =========                        =========                       ==============

Net Interest Margin(4)                              6.25%                            6.74%                                7.49%
                                                 =========                        =========                       ==============
-----------------------------------------------------------------------------------------------------------------------------------

(1)  There are no tax exempt investments in any of the reported years.
(2) Average balances are net of deferred fees/gains that are amortized to interest income over the term of the respective loan.
(3) Net interest spread is the yield earned on interest earing assets less the rate paid on interest bearing liabilities.
(4) Net interest margin is the net interest income divided by the interest earning assets.

     The following schedule presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase related to higher outstanding balances and the volatility of interest rates. For purposes of this table, changes attributable to both rate and volume which can be segregated have been allocated.


                                                                             Rate/Volume Analysis
                                                                             Increase/(Decrease in net Interest
                                                                             Income Year ended December 31
                                                                             (Dollars in Thousands)
                             --------------------------------------    --------------------------------------
                                             2002                                      2001
                             --------------------------------------    --------------------------------------

Assets                       VOLUME     RATE     MIX      TOTAL        VOLUME     RATE     MIX      TOTAL
                              ------     ----     ---      -----        ------     ----     ---      -----
Due From Banks-Time                  0        0        0         0          (22)        0        0      (22)
Securities-HTM  (1)                  0      (7)        1       (6)             6      (3)        0         3
FRB/FHLB Stock                      26        1        0        27            11      (3)      (1)         7
Federal Funds Sold               (365)    (192)        0     (557)            34    (473)      (5)     (444)
                             --------------------------------------    --------------------------------------
           Total Investments     (339)    (198)        1     (536)            29    (479)      (6)     (456)

           Total Loans (2)       8,243  (3,175)        2     5,070         5,025  (1,895)     (24)     3,106
                             --------------------------------------    --------------------------------------
   Total Interest
    Earning Assets               7,904  (3,373)        3     4,534         5,054  (2,374)     (30)     2,650
                             --------------------------------------    --------------------------------------

Allowance for Loan Loss
Cash & Due From Banks
Premises & Equipment
Other
Assets
 Total
Assets

Liabilities and
Shareholders'
Equity

Interest Bearing                    30     (85)        0        55          (55)       59        1         5
Demand
Money Market                       518    (413)      (3)     (108)         (528)      190        1     (337)
Savings                           (11)    (383)        0       394           168      486        4       658
Time Deposits under $100,000       579    (459)      (1)     (121)         (371)       43        1     (327)
Time Deposits $100,000 or more     835    (564)        0     (271)         (428)      145        3     (280)
Other Borrowings                     0      340        0     (340)             0        0        0         0
                             --------------------------------------    --------------------------------------
   Total Interest
    Bearing Liabilities          1,951  (1,564)      (4)     (391)       (1,214)      923       10     (281)
                             --------------------------------------    --------------------------------------

Noninterest Demand Deposits
Other Liabilities
Shareholders' Equity
 Total Liabilities
 and Shareholders' equity

Net Interest Income              5,953  (1,809)      (1)     4,143         3,840  (1,451)     (20)     2,369
                             ======================================    ======================================

Net Interest Spread (3)

Net Interest Margin (4)

(1)  There are no tax exempt investments in any of the reported years.
(2) Average balances are net of deferred fees/gains that are amortized to interest income over the term of the respective loan.
(3) Net interest spread is the yield earned on interest earning assets less the rate paid on interest bearing liabilities.
(4) Net interest margin is the net interest income divided by the interest earning assets.

Provision for Loan Losses

     Provisions for loan losses are charged to income in order to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under "Allowance for Loan Losses". The provision for loan losses for the year ended December 31, 2001 was $400,000 and $2,460,000 for the year ended December 31, 2002.

Non Interest Income

     Non-interest income of $8,952,310 in 2001 and $17,895,166 in 2002 contributed significantly to earnings. Service charges increased from $786,142 in 2001 to $965,067 in 2002 due to increased number of accounts. Mortgage fees, which is comprised of broker referral income and other fees on mortgage loan originations, increased from $2,004,254 in 2001 to $2,943,730 in 2002 due to a higher volume of single family residence mortgage originations because of the low rate environment. SBA loan servicing income increased from $339,060 in 2001 to $1,129,328 in 2002 due to the increase in the servicing portfolio and servicing rates on loans sold in 2002, generally at higher rates than in 2001. The gain on sale of loans was $4,739,335 in 2001, compared to $11,389,023 in 2002 due to significantly higher SBA and mortgage loan sales. The loan sales consisted primarily of SBA and mortgage loans, with unamortized loan fees also contributing to the total. The SBA and mortgage loan sales are expected to continue in the future.


                                                 Years Ended December 31
                                             2002           2001            2000
                                           --------          --------      --------
                                                 (Dollars in Thousands)
Service charges and fees                   $    965          $   786       $   423
Gain on loan sales                           11,389            4,739         1,254
Mortgage fees                                 2,944            2,004           508
Servicing income                              1,129              339           271
Other income                                  1,468            1,084           727
                                           --------          -------       -------
Total non interest income                  $ 17,895          $ 8,952       $ 3,183
                                           ========          =======       =======

Non Interest Expense

     Non interest expenses are comprised of salaries and benefits, occupancy, furniture and equipment, processing, office expense, professional such as legal and auditing, marketing, and regulatory fees. These expenses are closely reviewed and controlled to maintain the Bank at its most cost-effective operational level.

     Non-interest expense was $14,831,041 in 2001 compared to $21,800,838 in 2002. Salaries and benefits increased from $9,308,724 in 2001 to $14,866,458 in 2002. The increase in 2001 was due to the additions to staff associated with the opening of the Murrieta and El Cajon full service offices, the nationwide expansion of the SBA department, the expansion of the Mortgage department, and related addition of support staff for the increase in volume. The increase in 2002 is due to the continued expansion of the SBA and related staff as well as the real estate tract lending department. Other expenses increased from $3,201653 in 2001 to $5,082,210 in 2002 due to higher loan volume, processing expenses and office related expenses associated with the general expansion of the Bank.

     The following table presents for the periods indicated the major categories of non-interest expense:

                                                  Years Ended December 31
                                             2002             2001          2000
                                           --------          -------       -------
                                                  (Dollars in Thousands)
Salaries and employee benefits              $14,867         $10,052          $4,831
Non-staff expense:
     Occupancy expenses                       1,010             840             500
     Furniture and equipment expenses           842             738             385

     Other expense                            5,082           3,202           1,906
                                              -----           -----           -----

Total Non Interest Expense                  $21,801         $14,832          $7,622
                                            =======         =======          ======


Income Taxes

     For 2001, the tax expense was $1,205,018 for an effective rate of 40.0% and for 2002 the tax expense was $2,874,054 for an effective rate of 40.7%. Deferred tax assets totaled $819,000 at December 31, 2001 and $1,728,000 at December 31, 2002. Over half of the deferred tax asset is due to the tax deductibility timing difference of the provision for loan loss.

Selected Financial Information

     The following table represents selected financial information for the five years ended December 31, 2002 for the Company and subsidiaries on a consolidated basis. This table should be read in conjunction with the Company's financial statements and related notes. All share and per share data have been restated to reflect a two for one stock split April 1999 and a two-for-one stock split April 1998.

                                            2002           2001             2000           1999            1998
                                            ----           ----             ----           ----            ----
Income Statement:
Interest income                      $16,555,918    $12,022,210       $9,371,502     $5,703,426      $4,000,493
Interest expense                       3,124,682      2,734,407        2,452,901      1,697,167       1,431,438
                                 -------------------------------------------------------------------------------
Net interest income                   13,431,236      9,287,803        6,918,601      4,006,259       2,569,055
Provision for loan losses              2,460,000        400,000          385,000        180,000         501,000
                                 -------------------------------------------------------------------------------
Net after provision for loan losses   10,971,236      8,887,803        6,533,601      3,826,259       2,068,055
Non interest income                   17,895,166      8,952,310        3,183,777      1,974,606       1,532,721
Non interest expense                  21,800,838     14,831,514        7,621,741      4,951,570       3,099,928
                                 -------------------------------------------------------------------------------
Income before income taxes             7,065,564      3,008,599        2,095,637        849,295         500,848
Provision for income taxes             2,874,510      1,205,018          835,335        313,244             800
                                 -------------------------------------------------------------------------------
Net income                           $ 4,191,054    $ 1,803,581       $1,260,302       $536,051        $500,048
                                 ===============================================================================

Share Data:
Basic earnings per share                $   1.14       $   0.56          $  0.48        $  0.23         $  0.24
Diluted earnings per share              $   1.00       $   0.51          $  0.44        $  0.18         $  0.19

Average common shares                  3,686,252      3,242,054        2,619,689      2,299,984       2,115,760
outstanding
Average common shares &                4,185,020      3,571,145        2,847,246      2,982,559       2,656,830
equivalents

Equity shares-beginning balance        3,663,162      2,752,661        2,549,872      2,157,428       2,070,096
Warrants                                  33,314          2,529                0        267,716          60,332
Options                                   26,847        107,972          202,789        124,728          27,000
Stock offering                                 0        800,000                0              0               0
                                 -------------------------------------------------------------------------------
Equity shares-ending balance           3,723,323      3,663,162        2,752,661      2,549,872       2,157,428
                                 ===============================================================================

Balance Sheet:
Assets                              $310,289,097   $190,024,416     $117,757,861    $85,113,913     $57,827,798
Loans                                271,425,826    150,274,574       92,037,318     55,915,064      41,881,816
Allowance for loan loss                3,017,395      1,239,308          927,509        551,792         429,448
Fed Funds Sold & Investments                   0     16,400,000       12,225,250     19,989,700       8,975,000
Securities
FRB/FHLB Stock                         1,460,050        517,250          214,700        176,400         160,950
Deposits                             269,321,220    172,928,225      107,306,736     77,510,844      52,230,056
FHLB advances                         10,000,000              0                0              0               0
Trust preferred borrowing              7,000,000              0                0              0               0
Stockholders' equity                  19,616,203     15,103,944        8,937,182      6,922,745       5,349,030

ALLL beginning balance                $1,239,308     $  927,509       $  551,792     $  429,448      $  140,000
Charge offs                            (707,455)       (88,201)         (20,402)      (132,946)       (211,552)
Recoveries                                25,542              0            9,283         74,841               0
Provision for loan losses              2,460,000        400,000          385,000        180,000         501,000
                                 -------------------------------------------------------------------------------
ALLL ending balance                   $3,017,395    $ 1,239,308       $  927,509     $  551,792      $  429,448
                                 ===============================================================================

Non-performing loans                  $1,908,169     $  198,861       $  271,495     $  261,037      $  646,259




                                         2002            2001            2000           1999            1998
                                     -----------      ---------        ---------      ---------       ---------
Government guaranteed portion        (1,077,597)       (92,895)        (203,621)      (224,272)       (621,229)
                                 -------------------------------------------------------------------------------
Net non-performing loans              $  830,572      $ 105,966        $  67,874      $  36,765       $  25,030
                                 ===============================================================================

SBA 7A participation sold -         $168,163,922    $66,819,282      $29,187,738    $22,092,542     $14,300,516
period end
Other participations sold              8,911,376      3,085,662        7,423,766      4,193,789       3,952,184
                                 -------------------------------------------------------------------------------
Total participation sold -          $177,075,298    $69,904,944      $36,611,504    $26,286,331     $18,252,700
period end
                                 ===============================================================================

Selected Ratio's:
Return on average assets                   1.69%          1.15%            1.21%          0.74%           0.99%
Return on average equity                  24.34%         14.82%           16.10%          8.96%          10.01%

Income tax rate                           40.70%         40.00%           39.80%         36.80%           0.20%

Tier one leverage ratio                    8.00%          7.91%            7.54%          8.14%           9.18%
Tier one risk based ratio                  8.72%          9.39%            8.93%          9.97%          11.65%
Total risk based ratio                    10.61%         10.17%            9.86%         10.77%          12.59%

Allowance for loan loss/loans              1.11%          0.82%            1.00%          0.99%           1.03%
Loan to deposit ratio                    100.78%         86.90%           86.24%         72.14%          80.54%
Avg int earning assets/total              86.76%         88.12%           89.15%         89.81%          90.09%
assets

Investment yield (includes                 1.87%          3.75%            6.24%          5.06%           5.31%
FRB/FHLB)
Loan yield                                 7.99%          9.54%           11.14%         10.31%          10.53%
Total interest bearing assets              7.71%          8.73%           10.14%          8.74%           8.76%
Interest bearing deposit cost              1.89%          2.93%            3.91%          3.70%           4.40%
Borrowing cost                             3.21%            N/A              N/A            N/A             N/A
Net interest margin                        6.25%          6.74%            7.49%          6.14%           5.62%

SBA Loan Servicing:
SBA servicing asset                  $ 3,763,779    $ 1,538,437        $ 708,401      $ 539,612       $ 433,775
SBA I/O strip receivable asset        13,120,093      4,136,809        1,381,098        602,724         328,231
                                 -------------------------------------------------------------------------------
Total SBA servicing asset            $16,883,872    $ 5,675,246       $2,089,499    $ 1,142,136       $ 762,006
                                 ===============================================================================

SBA servicing-cash income            $ 2,673,768     $  760,959        $ 465,409      $ 274,519       $ 159,986
SBA servicing-asset amortization     (1,462,019)      (402,442)        (192,742)      (113,333)        (59,915)
SBA servicing-guarantee fee to          (83,379)       (21,943)          (1,853)        (4,022)         (7,810)
SBA
                                 -------------------------------------------------------------------------------
SBA servicing-net servicing          $ 1,128,370     $  336,574        $  70,814      $ 157,164       $  92,261
income
                                 ===============================================================================

Loan Sales:
SBA 7A sales - guaranteed           $108,212,760   $ 42,872,549      $10,438,650    $ 7,095,750     $10,009,690

SBA sales-7A cash gain             $ (6,628,823)  $ (2,345,729)       $(445,174)     $(164,286)       $ 296,060
SBA sales-7A excess servicing         12,670,644      3,988,190        1,140,105        493,463         461,771
gain
                                 -------------------------------------------------------------------------------
Guaranteed SBA 7A net sales gain     $ 6,041,821    $ 1,642,461        $ 694,931      $ 329,177       $ 757,831
                                 ===============================================================================

SBA 7A sales - unguaranteed          $ 2,573,048    $ 5,933,122          $     0      $ 767,104         $     0
Unguaranteed SBA 7A sales gain         2,094,818        940,392                0        154,153               0

Mortgage loan sales                   83,014,280     55,224,847       10,439,365      8,894,243       5,299,419
Mortgage loan sales gain               2,283,546      1,553,409          306,177        119,465          57,815

SBA Broker referral income             1,971,774      1,070,945                0         77,002               0


                                         2002           2001             2000           1999            1998
                                     -----------      ---------        ---------      ---------       ---------
Mortgage Broker referral income        $ 907,568      $ 864,230        $ 508,201       $ 89,863       $  20,680

Employee Related:
Full time employees                          181            148               86             68              44
Part time employees                           18             13               11              5               2
Full time equivilant employees               194            156               92             71              45

Salary continuation plan expense       $ 267,108      $ 165,682        $ 156,844       $ 71,329        $ 64,839

CSV life insurance balance            $3,983,183     $2,832,254       $2,159,329     $1,163,171      $1,012,635

CSV life insurance income              $ 175,901      $ 144,262        $ 115,481       $ 55,448        $ 57,112
CSV life insurance expense              (24,972)       (19,337)         (19,323)        (4,911)        (13,570)
                                 -------------------------------------------------------------------------------
Net life insurance income              $ 150,929      $ 124,925         $ 96,158       $ 50,537        $ 43,542
                                 ===============================================================================




ITEM 7:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Following are the audited financial statements for the years ended December 31, 2002 and 2001.

                                    CONTENTS

-------------------------------------------------------------------------------


INDEPENDENT AUDITORS' REPORT
   ON THE CONSOLIDATED FINANCIAL STATEMENTS                                  45
-------------------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Statements of Financial Condition                     46 and 47
   Consolidated Statements of Income                                         48
   Consolidated Statement of Changes in Shareholders' Equity                 49
   Consolidated Statements of Cash Flows                                     50
   Notes to Consolidated Financial Statements                     51 through 74
-------------------------------------------------------------------------------

                        Vavrinek, Trine, Day & Co., LLP
                   Certified Public Accountants & Consultants


                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders of
Temecula Valley Bancorp Inc. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of Temecula Valley Bancorp Inc. and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income, changes in shareholders' equity, and cash flows of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Temecula Valley Bancorp Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/  Vavrinek, Trine, Day & Co., LLP

Laguna Hills, California
February 3, 2003

                  TEMECULA VALLEY BANCORP INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           December 31, 2002 and 2001



                                                                     2002                                  2001
                                                            --------------      --------------------------------
ASSETS

Cash and Due from Banks                                       $12,180,415                            $9,725,894
Federal Funds Sold                                                      -                            16,400,000
                                                            --------------      --------------------------------
                         TOTAL CASH AND CASH EQUIVALENTS       12,180,415                            26,125,894

Loans Held for Sale                                            22,916,776                            11,878,973

Loans:
   Commercial                                                  44,975,966                            22,774,770
   Real Estate - Construction                                  61,568,251                            38,027,457
   Real Estate - Other                                        138,849,220                            73,112,584
   Consumer                                                     4,455,377                             5,169,778
                                                            --------------      --------------------------------
                                             TOTAL LOANS      249,848,814                           139,084,589

Net Deferred Loan Fees                                        ( 1,339,764)                            ( 688,988)
Allowance for Loan Losses                                     ( 3,017,395)                          ( 1,239,308)
                                                            --------------      --------------------------------
                                               NET LOANS      245,491,655                           137,156,293

Federal Reserve and Federal Home Loan Bank Stock, at
 Cost                                                           1,460,050                               517,250
Premises and Equipment                                          2,335,139                             2,289,963
Cash Surrender Value of Life Insurance                          3,983,183                             2,832,254
Deferred Tax Assets                                             1,728,000                               819,000
Servicing Assets                                                3,763,779                             1,538,437
Interest-Only Strips Receivable                                13,120,093                             4,136,809
Accrued Interest and Other Assets                               3,310,007                             2,729,543
                                                            --------------      --------------------------------

                                                             $310,289,097                          $190,024,416
                                                            ==============      ================================


The accompanying notes are an integral part of these consolidated financial statements.


                  TEMECULA VALLEY BANCORP INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           December 31, 2002 and 2001

                                                                    2002               2001
                                                             -------------      -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-Bearing Demand                                 $85,324,384        $63,106,563
   Money Market and NOW                                        62,160,520         45,181,046
   Savings                                                     29,958,463         27,358,980
   Time Deposits, Under $100,000                               40,489,348         15,911,666
   Time Deposits, $100,000 and Over                            51,388,505         21,369,970
                                                             -------------      -------------
                                           TOTAL DEPOSITS     269,321,220        172,928,225

Federal Home Loan Bank Advances                                10,000,000                  -
Company Obligated Mandatorily Redeemable Preferred
    Securities of Subsidiary Trust Holding Soley Junior
    Subordinated Debentures                                     7,000,000                  -
Accrued Interest and Other Liabilities                          4,351,674          1,992,247
                                                             -------------      -------------
                                        TOTAL LIABILITIES     290,672,894        174,920,472


Commitments and Contingencies - Notes C and N                           -                  -


Shareholders' Equity:
   Common Stock - $.001 Par Value: 40,000,000 Shares
      Authorized; 3,723,323 and 3,663,162 Shares Issued
      and Outstanding at December 31, 2002 and 2001                 3,723              3,663
   Additional Paid-in Capital                                  11,866,032         11,544,887
   Retained Earnings                                            7,746,448          3,555,394
                                                             -------------      -------------
                               TOTAL SHAREHOLDERS' EQUITY      19,616,203         15,103,944
                                                             -------------      -------------

                                                             $310,289,097       $190,024,416
                                                             =============      =============


The accompanying notes are an integral part of these consolidated financial statements.

                  TEMECULA VALLEY BANCORP INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                 For the Years Ended December 31, 2002 and 2001

                                                                2002               2001
                                                         -------------      -------------
INTEREST INCOME
   Interest and Fees on Loans                             $16,369,293        $11,298,931
   Interest on Investment Securities                            3,651             10,247
   Interest on Federal Funds                                  136,497            693,700
   Other Interest Income                                       46,477             19,332
                                                         -------------      -------------
                              TOTAL INTEREST INCOME        16,555,918         12,022,210

INTEREST EXPENSE
   Interest on Money Market and NOW                           645,911            593,591
   Interest on Savings Deposits                               228,373            621,491
   Interest on Time Deposits                                1,910,417          1,519,325
   Interest on Trust Preferred and Other Borrowings           339,981                  -
                                                         -------------      -------------
                             TOTAL INTEREST EXPENSE         3,124,682          2,734,407
                                                         -------------      -------------

                                NET INTEREST INCOME        13,431,236          9,287,803
Provision for Loan Losses                                   2,460,000            400,000
                                                         -------------      -------------
                          NET INTEREST INCOME AFTER
                          PROVISION FOR LOAN LOSSES        10,971,236          8,887,803

NONINTEREST INCOME
   Service Charges and Fees                                   965,067            786,142
   Gain on Loan Sales                                      11,389,023          4,739,335
   Mortgage Fees                                            2,943,730          2,004,254
   Servicing Income                                         1,129,328            339,060
   Other Income                                             1,468,018          1,083,519
                                                         -------------      -------------
                                                           17,895,166          8,952,310
NONINTEREST EXPENSE
   Salaries and Employee Benefits                          14,866,458         10,051,392
   Occupancy Expenses                                       1,010,348            840,008
   Furniture and Equipment Expenses                           841,822            738,461
   Other Expenses                                           5,082,210          3,201,653
                                                         -------------      -------------
                                                           21,800,838         14,831,514
                                                         -------------      -------------
                         INCOME BEFORE INCOME TAXES         7,065,564          3,008,599
Income Taxes                                                2,874,510          1,205,018
                                                         -------------      -------------

                                         NET INCOME        $4,191,054         $1,803,581
                                                         =============      =============
Per Share Data:
   Net Income - Basic                                           $1.14              $0.56
   Net Income - Diluted                                         $1.00              $0.51




The accompanying notes are an integral part of these consolidated financial statements.

                  TEMECULA VALLEY BANCORP INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                 For the Years Ended December 31, 2002 and 2001



                                                    Additional
                                         Common      Paid-in     Retained
                              Shares      Stock      Capital     Earnings      Total
                            ---------- ----------- ------------ ----------- ------------
Balance at
   January 1, 2001          2,752,661      $2,753   $7,182,616  $1,751,813   $8,937,182

Exercise of Stock Options,
   Including the
    Realization
   of Tax Benefits of
    $19,908                   107,972         108      391,718                  391,826

Exercise of Warrants            2,529           2       12,643                   12,645

Stock Offering, net of
   Expenses of $41,290        800,000         800    3,957,910                3,958,710


Net Income                                                       1,803,581    1,803,581
                            ---------- ----------- ------------ ----------- ------------

Balance at
   December 31, 2001        3,663,162       3,663   11,544,887   3,555,394   15,103,944

Exercise of Stock Options,
   Including the
    Realization
   of Tax Benefits of
    $32,123                    26,847          26      154,609                  154,635

Exercise of Warrants           33,314          34      166,536                  166,570

Net Income                                                       4,191,054    4,191,054
                            ---------- ----------- ------------ ----------- ------------




The accompanying notes are an integral part of these consolidated financial statements.

                  TEMECULA VALLEY BANCORP INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 For the Years Ended December 31, 2002 and 2001


                                                                      2002               2001
                                                             --------------     --------------
OPERATING ACTIVITIES
   Net Income                                                   $4,191,054         $1,803,581
   Adjustments to Reconcile Net Income to Net
      Cash Used by Operating Activities:
         Depreciation and Amortization                           2,132,475          1,047,884
         Provision for Loan Losses                               2,460,000            400,000
         Deferred Taxes                                          ( 909,000)         ( 299,000)
         Gain on Loan Sales                                   ( 11,389,023)       ( 4,739,335)
         Loans Originated for Sale                           ( 202,264,842)     ( 115,408,177)
         Proceeds from Loan Sales                              196,781,986        106,595,716
         Increase in Cash Surrender Value of Life
          Insurance                                              ( 150,929)         ( 124,925)
         Net Change in Other Assets and Liabilities                267,241        ( 1,047,445)
                                                             --------------     --------------
                                      NET CASH USED BY
                                  OPERATING ACTIVITIES         ( 8,881,038)      ( 11,771,701)

INVESTING ACTIVITIES
   Purchases of Held-To-Maturity Investments                     ( 955,939)         ( 251,758)
   Purchases of Federal Reserve and Federal Home Loan Bank
    Stock                                                        ( 924,500)         ( 302,550)
   Maturity of Held-To-Maturity Investments                        950,000            450,000
   Net Increase in Loans                                     ( 116,172,110)      ( 48,382,205)
   Purchase of Cash Surrender Value of Life Insurance          ( 1,000,000)         ( 548,000)
   Proceeds from Sale of Premises and Equipment                     57,477             16,175
   Purchases of Premises and Equipment                           ( 701,446)       ( 1,110,919)
                                                             --------------     --------------
                                      NET CASH USED BY
                                  INVESTING ACTIVITIES       ( 118,746,518)      ( 50,129,257)

FINANCING ACTIVITIES
   Net Increase in Demand Deposits and Savings
    Accounts                                                    41,796,778         45,927,480
   Net Increase in Time Deposits                                54,596,217         19,694,009
   Federal Home Loan Bank Advances                              10,000,000                  -
   Trust Preferred Securities                                    7,000,000                  -
   Proceeds from Issuance of Common Stock                                -          3,958,710
   Proceeds from Exercise of Warrants                              166,570             12,645
   Proceeds from Exercise of Stock Options                         122,512            371,918
                                                             --------------     --------------
                                  NET CASH PROVIDED BY
                                  FINANCING ACTIVITIES         113,682,077         69,964,762
                                                             --------------     --------------

                       NET INCREASE (DECREASE) IN CASH
                                  AND CASH EQUIVALENTS        ( 13,945,479)         8,063,804
Cash and Cash Equivalents at Beginning of Year                  26,125,894         18,062,090
                                                             --------------     --------------

                             CASH AND CASH EQUIVALENTS
                                        AT END OF YEAR         $12,180,415        $26,125,894
                                                             ==============     ==============
Supplemental Disclosures of Cash Flow Information:
   Interest Paid                                                $3,029,930         $2,729,574
   Taxes Paid                                                   $3,155,090         $1,877,948



The accompanying notes are an integral part of these consolidated financial statements.

                  TEMECULA VALLEY BANCORP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Temecula Valley Bancorp Inc. and its wholly-owned Subsidiaries, Temecula Valley Bank (the "Bank") and Temecula Valley Statutory Trust I, collectively referred to herein as the "Company". All significant intercompany transactions have been eliminated.

Nature of Operations

The Company has been organized as a single operating segment and operates five branches in Temecula, Murrieta, Fallbrook, El Cajon and Escondido, California. In addition, the Company operates business loan centers in California, North Carolina, South Carolina, Florida, Tennessee, Georgia and Washington. The Bank's primary sources of revenue are providing loans to customers, who are predominately small and middle-market businesses and individuals and originating mortgage and government guaranteed loans for sale to institutional investors in the secondary market. The Company also generates fee income by servicing the government guaranteed loans.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks and federal funds sold. Generally, federal funds are sold for one day periods.

Cash and Due From Banks

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The Bank complied with the reserve requirements as of December 31, 2002.

The Company maintains amounts due from banks which exceed federally insured limits. The Company has not experienced any losses in such accounts.

Investment Securities

Bonds, notes, and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

                  TEMECULA VALLEY BANCORP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Investment Securities - Continued

Investments not classified as trading securities nor as held to maturity securities are classified as available-for-sale securities and recorded at fair value. Unrealized gains or losses on available-for-sale securities are excluded from net income and reported as an amount net of taxes as a separate component of other comprehensive income included in shareholders' equity. Premiums or discounts on held-to-maturity and available-for-sale securities are amortized or accreted into income using the interest method. Realized gains or losses on sales of held-to-maturity or available-for-sale securities are recorded using the specific identification method.

Loans

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs or specific valuation accounts and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

For impairment recognized in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, the entire change in the present value of expected cash flows is reported as either provision for loan losses in the same manner in which impairment initially was recognized, or as a reduction in the amount of provision for loan losses that otherwise would be reported.

The Bank has adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Under this Statement, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

To calculate the gain (loss) on sale of loans, the Bank's investment in the loan is allocated among the retained portion of the loan, the servicing retained, the interest-only strip and the sold portion of the loan, based on the relative fair market value of each portion. The gain (loss) on the sold portion of the loan is recognized at the time of sale based on the difference between the sale proceeds and the allocated investment. As a result of the relative fair value allocation, the carrying value of the retained portion is discounted, with the discount accreted to interest income over the life of the loan.

                  TEMECULA VALLEY BANCORP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Loans - Continued

That portion of the excess servicing fees that represent contractually specified servicing fees (contractual servicing) are reflected as a servicing asset which is amortized over an estimated life using a method approximating the level yield method; in the event future prepayments exceed Management's estimates and future expected cash flows are inadequate to cover the unamortized servicing asset, additional amortization would be recognized. The portion of excess servicing fees in excess of the contractual servicing fees is reflected as interest-only (I/O) strips receivable, which are classified as interest-only strips receivable available for sale and are carried at fair value.

Loans Held for Sale

Mortgage loans and SBA loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

Allowance for Loan Losses

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Quarterly detailed reviews are performed to identify the risks inherent in the loan portfolio, assess the overall quality of the loan portfolio and to determine the adequacy of the allowance for loan losses and the related provision for loan losses to be charged to expense. Loans identified as less than "acceptable" are reviewed individually to estimate the amount of probable losses that need to be included in the allowance. These reviews include analysis of financial information as well as evaluation of collateral securing the credit. Additionally, the Company considers the inherent risk present in the "acceptable" portion of the loan portfolio taking into consideration historical losses on pools of similar loans, adjusted for trends, conditions and other relevant factors that may affect repayment of the loans in these pools.

Premises and Equipment

Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives, which ranges from three to ten years for furniture and fixtures and ten to thirty years for buildings. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining lease term, whichever is shorter. Expenditures for betterments or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred.

                  TEMECULA VALLEY BANCORP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes

Deferred income taxes are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the consolidated financial statements. A valuation allowance is established to reduce the deferred tax asset to the level at which it is "more likely than not" that the tax asset or benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss carryforwards depend on having sufficient taxable income of an appropriate character within the carryforward periods.

Comprehensive Income

Beginning in 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires the disclosure of comprehensive income and its components. For the years ending December 31, 2002 and 2001, the Company had no accumulated other comprehensive income and there were no significant components of comprehensive income with the exceptions of net income for 2002 and 2001.

Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received, as described in Note N.

Disclosure About Fair Value of Financial Instruments

SFAS No. 107 specifies the disclosure of the estimated fair value of financial instruments. The Company's estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts the Company could have realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the balance sheet date and, therefore, current estimates of fair value may differ significantly from the amounts presented in the accompanying notes.

                  TEMECULA VALLEY BANCORP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued


Earnings Per Share (EPS)

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Bank accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options will be measured as the excess, if any, of the quoted market price of the Bank's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Had compensation cost for the Bank's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Bank's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                        2002            2001
Net Income                                              ----            ----
 As requested                                        $4,191,054      $1,803,581
 Stock-Based Compensation Using the Intrinsic Value
  Method                                                 10,677          10,677
 Stock-Based Compensation That Would Have Been Reported
  Using the Fair Value Method of SFAS 123              (314,714)       (547,283)
                                                       --------       ---------
 Pro Forma Net Income                                $3,887,017      $1,266,975
                                                      =========       =========

Per Share Data:
 Net Income - Basic
  As Reported                                        $     1.14      $     0.56
  Pro Forma                                          $     1.05      $     0.39
 Net Income - Diluted
  As Reported                                        $     1.00      $     0.51
  Pro Forma                                          $     0.92      $     0.35

                TEMECULA VALLEY BANCORP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued


a)       Accounting for Trust Preferred Securities

Temecula Valley Statutory Trust I ("the Trust") is a statutory business trust created for the exclusive purpose of issuing and selling Cumulative Trust Preferred Securities (the "Trust Preferred Securities") and using the proceeds to acquire the junior subordinated debentures issued by Temecula Valley Bancorp Inc.

For financial reporting purposes, the Trust is treated as a subsidiary of Temecula Valley Bancorp Inc. and, accordingly, the accounts are included in the consolidated financial statements of the Company. The Trust Preferred Securities are presented as a separate line item in the consolidated balance sheet under the caption "Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures." For financial reporting purposes, the Company records the dividend distributions payable on the Trust Preferred Securities as interest expense in the consolidated statement of income.

Current Accounting Pronouncements

In August 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which requires the Bank to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of long-term assets. SFAS No. 143 is effective for the Bank in 2003; however, management does not believe adoption will have a material impact on the Company's financial statements.

Reclassifications

Certain reclassifications were made to prior year's presentation to conform to the current year. These classifications are of a normal recurring nature.

                  TEMECULA VALLEY BANCORP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE B - LOANS

The Bank's loan portfolio consists primarily of loans to borrowers within Temecula, California, its surrounding communities, and the surrounding communities of the other business loan centers. Although the Bank seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Bank's market area and, as a result, the Bank's loan and collateral portfolios are, to some degree, concentrated in those industries.

The Bank also originated mortgage and SBA loans for sale to institutional investors. A substantial portion of the Bank's revenues are from origination of loans guaranteed by the Small Business Administration under its Section 7a program and sale of the guaranteed portions of those loans. Funding for the
Section 7a program depends on annual appropriations by the U.S. Congress.

At December 31, 2002 and 2001, the Bank was servicing approximately $177,075,000 and $69,905,000, respectively, in loans previously sold. A summary of the changes in the related servicing assets and interest-only strips receivable are as follows:

                                                            Servicing Assets
                                                            ----------------
                                                          2002            2001
                                                          ----            ----
Balance at Beginning of Year                        $1,538,437       $  708,741
Increase from Loan Sales                             2,708,148          929,465
Amortization Charged to Income                        (425,806)         (91,429)
Increase in Valuation Allowance                        (57,000)          (8,000)
                                                     ----------        --------
Balance at End of Year                              $3,763,779       $1,538,437
                                                     ==========       =========

                                                Interest-Only Strips Receivable
                                                -------------------------------
                                                       2002              2001
                                                       ----              ----
Balance at Beginning of Year                        $4,136,809      $ 1,381,098
Increase from Loan Sales                            10,034,996        3,145,725
Amortization Charged to Income                      (1,036,212)        (311,014)
Writedown of Interest-Only Strips Receivable           (15,500)         (79,000)
                                                    ----------        ---------
Balance at End of Year                             $13,120,093      $ 4,136,809
                                                    ==========        =========

                  TEMECULA VALLEY BANCORP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE B - LOANS - Continued

The estimated fair value of the servicing assets approximated the carrying amount at December 31, 2002 and 2001. Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. Management has estimated the expected life of these loans to be approximately 30% to 40% of the remaining life at the time of sale. For purposes of measuring impairment, the Bank has identified each servicing asset with the underlying loan being serviced. A valuation allowance is recorded where the fair value is below the carrying amount of the asset. At December 31, 2002 and 2001, the Bank had a valuation allowance of $143,000 and $86,000, respectively.

The Bank may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fee. In that case the Bank records an interest-only strip based on the relative fair market value of it and the other components of the loan. At December 31, 2002 and 2001, the Bank had interest-only strips of $13,120,093 and $4,136,809, respectively, which approximates fair value. Fair value is estimated by discounting estimated future cash flows from the interest-only strips using assumptions similar to those used in valuing servicing assets.

At December 31, 2002, key economic assumptions used to fair value the servicing assets and interest-only strips on SBA loans sold, along with the potential decline in the fair value of these assets due to an immediate 10 percent and 20 percent adverse change in those assumptions are as follows:

                                                                       SBA
                                                                       Loans
                                                                       Sold
                                                                       -----

Carrying Value of Servicing Assets and I/O Strips - Fair Value    $16,884,000
Weighted-Average Life (in months)                                          66
Repayment Speed Assumption (annual rate)                                12.50%
Decline in Fair Value from a 10% Adverse Change                       922,000
Decline in Fair Value from a 20% Adverse Change                     1,775,000
Discount Rate (annual rate)                                             10.38%
Decline in Fair Value from a 10% Adverse Change                       709,000
Decline in Fair Value from a 20% Adverse Change                     1,367,000


The declines in fair value due to changes in the assumptions are hypothetical and should be used with caution. For purposes of this table, the effect of an adverse change is calculated for each assumption without changing any other assumptions; however, in reality changes in one factor may result in positive or negative changes in another factor, which might magnify or counteract the sensitivities.

                  TEMECULA VALLEY BANCORP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE B - LOANS - Continued

A summary of the changes in the allowance for loan losses as of December 31 follows:

                                                                                 2002                   2001
                                                                            ----------------       ----------------

Balance at Beginning of Year                                                     $1,239,308              $ 927,509
Additions to the Allowance Charged to Expense                                     2,460,000                400,000
Recoveries on Loans Charged Off                                                      25,542                      -
                                                                            ----------------       ----------------
                                                                                  3,724,850              1,327,509

Less Loans Charged Off                                                            ( 707,455)              ( 88,201)
                                                                            ----------------       ----------------

                                                                                 $3,017,395             $1,239,308
                                                                            ================       ================


The following is a summary of the investment in impaired loans, the related allowance for loan losses, and income recognized thereon as of December 31:

                                                                                 2002                   2001
                                                                            ----------------       ----------------

Recorded Investment in Impaired Loans                                            $1,908,000              $  99,000

Related Allowance for Impaired Loans                                              $ 172,000              $  10,000

Average Recorded Investment in Impaired Loans                                    $1,443,000              $ 292,000

Interest Income Recognized for Cash Payments                                     None                   None

                  TEMECULA VALLEY BANCORP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE C - PREMISES AND EQUIPMENT

A summary of premises and equipment as of December 31 follows:

                                                                                 2002                    2001
                                                                            ----------------        ---------------

Land                                                                              $ 500,000              $ 500,000
Buildings and Leasehold Improvements                                                532,967                525,753
Autos                                                                               849,800                561,889
Furniture, Fixtures, and Equipment                                                2,130,792              1,862,984
                                                                            ----------------        ---------------
                                                                                  4,013,559              3,450,626
Less Accumulated Depreciation                                                   ( 1,678,420)           ( 1,160,663)
                                                                            ----------------        ---------------

                                                                                 $2,335,139             $2,289,963
                                                                            ================        ===============




Depreciation and amortization expense for premises and equipment was $597,957 in 2002 and $558,441 in 2001.

The Bank has entered into leases for its branches, which expire at various dates through 2006. These leases include provisions for periodic rent increases as well as payment by the lessee of certain operating expenses. Rental expense relating to these leases was approximately $701,000 in 2002 and $502,000 in 2001.

The approximate future minimum annual payments for these leases by year are as follows:


       Year                                 Amount
-------------------                     ---------------
       2003                                  $ 674,288
       2004                                    320,092
       2005                                    123,136
       2006                                     23,032
                                        ---------------

                                           $ 1,140,548
                                        ===============

The minimum rental payment shown above are given for the existing lease obligations and are not a forecast of future rental expense.

                  TEMECULA VALLEY BANCORP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE D - DEPOSITS

At December 31, 2002 the schedule maturities of time deposits are as follows:

       Year                           Amount
-------------------               ---------------
       2003                          $90,876,542
       2004                              590,754
       2005                              167,280
  2006 and 2007                          243,277
                                  ---------------

                                     $91,877,853
                                  ===============


The five largest depositors with the Bank had approximately $26,786,000 on deposit at December 31, 2002.

NOTE E - FHLB ADVANCES

As of December 31, 2002, Federal Home Loan Bank Advances consist of a $10,000,000 advance with a maturity date of January 2, 2003 and a fixed rate of 1.05%. The Bank is required to pledge a certain amount of loans with the Federal Home Loan Bank for collateralization purposes. As of December 31, 2002, approximately $44,000,000 in loans were pledged.

The Bank maintains unused federal funds lines of credit with three financial institutions in the amount of $6,500,000 as of December 31, 2002.

NOTE F - MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY

On June 26, 2002, Temecula Valley Statutory Trust I, a wholly owned subsidiary of Temecula Valley Bancorp Inc., issued $7,000,000 of 3-month LIBOR plus 3.45% Cumulative Trust Preferred Securities. Temecula Valley Statutory Trust I invested the gross proceeds of $7,000,000 from the offering in junior subordinated debentures issued by Temecula Valley Bancorp Inc. The subordinated debentures were issued concurrent with the issuance of the Trust Preferred Securities. Temecula Valley Bancorp Inc. will pay the interest on the junior subordinated debentures to Temecula Valley Statutory Trust I, which represents the sole revenues and the sole source of dividend distributions by Temecula Valley Statutory Trust I to the holders of the Trust Preferred Securities. Temecula Valley Bancorp Inc. has guaranteed, on a subordinated basis, payment of Temecula Valley Statutory Trust's I obligations. Temecula Valley Bancorp Inc. has the right, assuming no default has occurred, to defer payment of interest on the junior subordinated debentures at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on June 26, 2032, but can be called after June 26, 2007.

                  TEMECULA VALLEY BANCORP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE G - RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to certain directors and the companies with which they are associated. In the Bank's opinion, all loans and loan commitments to such parties are made on substantially the same terms including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. The following is a summary of the activity of these loans:

                                                                                 2002                   2001
                                                                            ----------------       ----------------

Balance at the Beginning of Year                                                  $ 880,000             $2,482,000
Advances                                                                            173,000              1,016,000
Payments                                                                          ( 263,000)           ( 2,618,000)
                                                                            ----------------       ----------------

                                                                                  $ 790,000              $ 880,000
                                                                            ================       ================



NOTE H - INCOME TAXES

The provision for income taxes included in the statements of income as of the years ended December 31 consist of the following:

                                                                                  2002                    2001
                                                                             ----------------        ---------------
Current:
  Federal                                                                         $2,852,583             $1,119,830
   State                                                                             930,927                384,188
                                                                             ----------------        ---------------
                                                                                   3,783,510              1,504,018
Deferred                                                                           ( 909,000)             ( 299,000)
                                                                             ----------------        ---------------

                                                                                  $2,874,510             $1,205,018
                                                                             ================        ===============


Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition. The Bank's principal timing differences are from loan loss provision accounting, deferred compensation plans, and depreciation differences.

                  TEMECULA VALLEY BANCORP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001



NOTE H - INCOME TAXES - Continued

The provision for income taxes varies from the federal statutory rate as follows:

                                         2002                         2001
                                   -------------------------    -------------------------
                                                   Percent                      Percent
                                                  of Pretax                    of Pretax
                                     Amount         Income        Amount         Income
                                   -----------    ----------    -----------    ----------
Provisions for Income Taxes
   at Federal Statutory Tax
    Rate                           $2,402,000          34.0%    $1,023,000          34.0%
State Income Taxes, Net of
   Federal Income Tax Benefit         500,000           7.1        209,000           6.9
Other Net                            ( 27,490)       ( 0.4 )      ( 26,982)       ( 0.9 )
                                   -----------    ----------    -----------    ----------

                                   $2,874,510          40.7%    $1,205,018          40.0%
                                   ===========    ==========    ===========    ==========


The following is a summary of the components of the net deferred tax asset accounts recognized in the accompanying statements of financial condition:

                                                                  2002              2001
                                                           ------------      ------------
Deferred Tax Assets:
   Allowance for Loan Losses                                $1,071,000          $451,000
   Depreciation Differences                                     41,000            48,000
   Deferred Compensation Plans                                 332,000           191,000
Other Assets/Liabilities                                       296,000           152,000
                                                           ------------      ------------
                                                             1,740,000           842,000

Deferred Tax Liabilities:
   Cash Basis of Tax Reporting                                ( 12,000)         ( 23,000)
                                                           ------------      ------------
                                                              ( 12,000)         ( 23,000)
                                                           ------------      ------------

Net Deferred Tax Assets                                     $1,728,000          $819,000
                                                           ============      ============

                  TEMECULA VALLEY BANCORP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE I - OTHER EXPENSES

Other expenses as of December 31 are comprised of the following:

                                                                  2002              2001
                                                           ------------      ------------

Office Expense                                              $1,404,963        $1,026,397
Data Processing                                                891,906           613,043
Loan Funding Expense                                         1,211,541           457,329
Professional Expense                                           419,011           217,236
Regulatory Assessments                                         128,279            85,760
Marketing and Business Promotion                               455,253           376,981
Other Expense                                                  571,257           424,907
                                                           ------------      ------------

                                                            $5,082,210        $3,201,653
                                                           ============      ============


NOTE J - EARNINGS PER SHARE (EPS)

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS:

                                         2002                        2001
                                   -------------------------   -------------------------
                                     Income        Shares        Income        Shares
                                   -----------   -----------   -----------   -----------

Net Income as Reported             $4,191,054                  $1,803,581
Shares Outstanding at Year End                    3,723,323                   3,663,162
Impact of Weighting Shares
   Purchased During the Year                       ( 37,071)                  ( 421,108)
                                   -----------   -----------   -----------   -----------
               Used in Basic EPS    4,191,054     3,686,252     1,803,581     3,242,054
Dilutive Effect of Stock Options
   and Warrants                                     498,768                     329,091
                                   -----------   -----------   -----------   -----------
            Used in Dilutive EPS   $4,191,054     4,185,020    $1,803,581     3,571,145
                                   ===========   ===========   ===========   ===========


                  TEMECULA VALLEY BANCORP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE K - STOCK OPTION PLAN

At December 31, 2002, the Company has two fixed option plans under which 1,650,000 shares of the Company's common stock may be issued. The compensation expense that has been charged against income for these stock-based compensation plans totaled $18,097 in 2002 and 2001.

During 1996, the Company established an incentive stock option plan for officers and employees. Under this plan the Company may grant options for 900,000 shares of common stock at not less than 100% of the fair market value at the date the options are granted.

During 1997, the Company established a nonqualified stock option plan for directors of the Company. Under this plan, the Company may grant options for 750,000 shares of common stock at not less than 85% of the fair market value at the date the options are granted.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free rates of 3.75% in 2002 and 4.00% in 2001; expected lives of three years and volatility of 40.3% for 2002 and 51.6% for 2001.

A summary of the status of the Bank's fixed stock option plan as of December 31, 2002 and 2001, and changes during the years ending on those dates is presented below:

                                          2002                        2001
                                   -------------------------   -------------------------
                                                   Weighted                    Weighted
                                                   Average                     Average
                                                   Exercise                    Exercise
                                      Shares        Price         Shares        Price
                                   ------------   ----------   ------------   ----------
Outstanding at Beginning of Year     1,014,021        $5.36        799,007        $4.96
Granted                                 39,000        10.70        322,986         5.71
Options Exercised                     ( 26,847)        4.56      ( 107,972)        3.44
Options Cancelled                      ( 5,000)        5.88              -            -
                                   ------------                ------------

Outstanding at End of Year           1,021,174         5.58      1,014,021         5.36
                                   ============                ============

Options Exercisable at Year-End        799,073         5.21        731,679         5.08

Weighted-Average Fair Value of
   Options Granted During the
    Year                                               3.36                        2.97


                  TEMECULA VALLEY BANCORP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE K - STOCK OPTION PLAN - Continued


The following table summarizes information about fixed options outstanding at December 31, 2002:

                               Options Outstanding                   Options Exercisable
                   --------------------------------------------   --------------------------
                                    Weighted-        Weighted                    Weighted
                                     Average         Average                      Average
   Exercise          Number         Remaining        Exercise       Number       Exercise
     Price         Outstanding    Contractual         Price       Exercisable      Price
                                       Life
---------------    -----------   ---------------   ------------   -----------  -------------
$2.00 to $3.99        135,643              4.14          $2.77       135,643          $2.77
$4.00 to $5.99        548,547              6.99          $5.19       445,827          $5.14
$6.00 to $7.99        287,984              6.83          $6.83       214,270          $6.84
$8.00 to $9.99         24,000              9.05          $9.47         3,333          $8.93
  $10.00 to
     $11.99            25,000              9.44         $11.17             -             $-
                   -----------                                    -----------

                    1,021,174              6.68          $5.58       799,073          $5.21
                   ===========                                    ===========


NOTE L - EMPLOYEE RETIREMENT SAVINGS PLAN

During 2000, the Bank adopted a retirement savings plan for the benefit of its employees. Contributions to the plan are determined annually by the Board of Directors. The expense for this plan was approximately $167,000 in 2002 and $68,000 in 2001.


NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument. Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                  TEMECULA VALLEY BANCORP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

Fair value estimates are based on financial instruments both on and off the balance sheet without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Additionally, tax consequences related to the realization of the unrealized gains and losses can have a potential effect on fair value estimates and have not been considered in many of the estimates.

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Financial Assets

The carrying amounts of cash, short term investments, due from customers on acceptances, and Bank acceptances outstanding are considered to approximate fair value. Short term investments include federal funds sold, securities purchased under agreements to resell, and interest bearing deposits with Banks. The fair values of investment securities, including available-for-sale, are generally based on quoted market prices. The fair value of loans are estimated using a combination of techniques, including discounting estimated future cash flows and quoted market prices of similar instruments where available.

Financial Liabilities

The carrying amounts of deposit liabilities payable on demand, commercial paper, and other borrowed funds are considered to approximate fair value. For fixed maturity deposits, fair value is estimated by discounting estimated future cash flows using currently offered rates for deposits of similar remaining maturities. The fair value of long term debt is based on rates currently available to the Bank for debt with similar terms and remaining maturities.

Off-Balance Sheet Financial Instruments

The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. The fair value of these financial instruments is not material.

                  TEMECULA VALLEY BANCORP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The estimated fair value of financial instruments at December 31, 2002 and 2001 is summarized as follows: (dollar amounts in thousands)

                                                           December 31,
                                          -----------------------------------------------
                                               2002                  2001
                                          --------------------- -------------------------
                                           Carrying     Fair     Carrying       Fair
                                            Value      Value      Value        Value
                                          ---------- ---------- ---------- --------------
Financial Assets:
   Cash and Due From Banks                  $12,180    $12,180     $9,726         $9,726
   Federal Funds Sold                             -          -     16,400         16,400
   Loans                                    268,409    270,245    149,035        149,523
   Federal Reserve and Federal Home
      Loan Bank Stock                         1,460      1,460        517            517
   I/O Strips Receivable and Servicing
    Assets                                   16,884     16,884      5,675          5,675
   Cash Surrender Value - Life Insurance      3,983      3,983      2,832          2,832
   Accrued Interest Receivable                1,153      1,153        679            679

Financial Liabilities:
   Deposits                                 269,321    269,345    172,928        172,973
   Federal Home Loan Bank Advances           10,000     10,000          -              -
   Trust Preferred Securities                 7,000      7,000          -              -
   Accrued Interest and Other Liabilities     4,352      4,352      1,992          1,992


NOTE N - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into financial commitments to meet the financing needs of its customers. These financial commitments include commitments to extend credit and standby letters of credit. Those instruments involve to varying degrees, elements of credit and interest rate risk note recognized in the statement of financial position.

The Company's exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for loans reflected in the financial statements.

                  TEMECULA VALLEY BANCORP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE N - COMMITMENTS AND CONTINGENCIES - Continued

As of December 31, 2002 and 2001, the Company had the following outstanding financial commitments whose contractual amount represents credit risk:


                                                  2002             2001
                                          -------------    -------------
Commitments to Extend Credit              $108,046,000      $57,357,000
Letters of Credit                            1,444,000          859,000
                                          -------------    -------------

                                          $109,490,000      $58,216,000
                                          =============    =============


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments to guarantee the performance of a Company customer to a third party. Since many of the commitments and standby letters of credit are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company is based on management's credit evaluation of the customer.

The Company is involved in various litigation which has arisen in the ordinary course of its business. In the opinion of management, the disposition of such pending litigation will not have a material effect on the Company's financial statements.

The Company has entered into retirement benefit agreements with certain officers providing for future benefits aggregating approximately $3,825,000 payable in equal annual installments ranging from ten years to a lifetime benefit from the retirement dates of each participating officer. The estimated future benefits to be paid are being accrued over the period from the effective date of the agreements until the expected retirement dates of the participants. As of December 31, 2002, approximately $731,000 has been accrued in conjunction with these agreements. The expense incurred and accrued was $267,000 and $166,000, for the years ended December 31, 2002 and 2001, respectively. The Company is the beneficiary of life insurance policies that have been purchased as a method of financing the benefits under the agreements.

NOTE O - REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                  TEMECULA VALLEY BANCORP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE O - REGULATORY MATTERS - Continued

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2002, the most recent notification from the Comptroller of the Currency categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank's category). To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below. The following table also sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

                                                                         To Be Well-
                                                                          Capitalized
                                                        For Capital      Under Prompt
                                                         Adequacy         Corrective
                                        Actual           Purposes         Provisions
                                   ----------------- ----------------- -----------------
                                    Amount   Ratio    Amount   Ratio    Amount   Ratio
                                   -------- -------- -------- -------- -------- --------
As of December 31, 2002:
  Total Capital (to Risk-Weighted
   Assets)                         $29,073     10.5% $22,078      8.0% $27,598     10.0%
  Tier 1 Capital (to Risk-Weighted
   Assets)                         $26,056      9.4% $11,039      4.0% $16,559      6.0%
  Tier 1 Capital (to Average
   Assets)                         $26,056      8.7% $12,020      4.0% $15,025      5.0%

As of December 31, 2001:
  Total Capital (to Risk-Weighted
   Assets)                         $16,189     10.2% $12,822      8.0% $16,028     10.0%
  Tier 1 Capital (to Risk-Weighted
   Assets)                         $14,950      9.4%  $6,411      4.0%  $9,617      6.0%
  Tier 1 Capital (to Average
   Assets)                         $14,950      7.9%  $7,569      4.0%  $9,462      5.0%

The Company is subject to similar requirements administered by its primary regulator, the Federal Reserve Board. For capital adequacy purposes, the Company must maintain total capital to risk-weighted assets and Tier 1 capital to risk-weighted assets of 8.0% and 4.0%, respectively. Its total capital to risk-weighted assets and Tier 1 capital to risk-weighted assets was 10.6% and 9.3%, respectively at December 31, 2002.

The Bank is restricted as to the amount of dividends that can be paid to the holding company. Dividends declared by national banks that exceed the net income (as defined) for the current year plus retained net income for the preceding two years must be approved by the OCC. The Bank may not pay dividends that would result in its capital levels being reduced below the minimum requirements shown above.

                  TEMECULA VALLEY BANCORP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001



NOTE P - WARRANTS

In connection with a stock offering that was completed in June 2001, the Bank issued 200,000 units, with each unit containing four shares of common stock and one warrant to purchase one share of common stock at an exercise price of $5.00 per share. The warrants expire June 23, 2003. Warrants outstanding were 164,157 and 197,471 as of December 31, 2002 and 2001, respectively.


NOTE Q - FORMATION OF TEMECULA VALLEY BANCORP INC.

On June 3, 2002, Temecula Valley Bancorp Inc. acquired all the outstanding shares of Temecula Valley Bank N.A. by issuing 3,673,203 shares of common stock in exchange for the surrender of all outstanding shares of Temecula Valley Bank N.A.'s common stock. There was no cash involved in this transaction. The acquisition was accounted for as a reverse merger. The consolidated financial statements contained herein have been restated to give full effect to this transaction.

NOTE R - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY

Temecula Valley Bancorp Inc. operates Temecula Valley Bank N.A. and
Temecula Valley Statutory Trust I. Temecula Valley Bancorp Inc. commenced operations during 2002. The earnings of the subsidiaries are recognized on the equity method of accounting. Condensed financial statements of the parent company only are presented below:

                          CONDENSED BALANCE SHEET
                                                                                     December 31,
                                                                                             2002
                                                                                     -------------
ASSETS:
   Cash                                                                                        $-
   Investment in Temecula Valley Statutory Trust I                                        217,000
   Investment in Temecula Valley Bank N.A.                                             26,431,883
   Other Assets                                                                           189,900
                                                                                     -------------
                                                                                      $26,838,783
                                                                                     =============

LIABILITIES AND SHAREHOLDERS' EQUITY:
   Other Liabilities                                                                       $5,580
   Trust Preferred Securities                                                           7,217,000
   Shareholders' Equity                                                                19,616,203
                                                                                     -------------
                                                                                      $26,838,783
                                                                                     =============

                  TEMECULA VALLEY BANCORP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001



NOTE R - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY - Continued


                        CONDENSED STATEMENT OF INCOME                                 Year Ended
                                                                                     December 31,
                                                                                             2002
                                                                                     -------------
INCOME:
   Cash Dividends from Subsidiaries                                                        $6,012
                                                                                     -------------
                                                                  TOTAL INCOME              6,012

EXPENSES:
   Interest on Trust Preferred Securities                                                 220,960
   Other                                                                                   23,489
   Allocated Tax Benefit                                                                 ( 98,128)
                                                                                     -------------
                                                                TOTAL EXPENSES            146,321
                                                                                     -------------

                                           LOSS BEFORE EQUITY IN UNDISTRIBUTED
                                                          INCOME OF SUBSIDIARY          ( 140,309)

                                                       EQUITY IN UNDISTRIBUTED
                                                          INCOME OF SUBSIDIARY          4,331,363
                                                                                     -------------

                                                                    NET INCOME         $4,191,054
                                                                                     =============

                  TEMECULA VALLEY BANCORP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001




NOTE R - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY - Continued



                      CONDENSED STATEMENT OF CASH FLOWS                                       Year Ended
                                                                                              December 31,
                                                                                                               2002
                                                                                     -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                            $4,191,054
   Noncash items included in net income:
      Equity in income of Subsidiary                                                                    ( 4,331,363)
      Other                                                                                               ( 184,320)
                                                                                     -------------------------------
                                                               NET CASH USED IN
                                                           OPERATING ACTIVITIES                           ( 324,629)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in Subsidiaries                                                                           ( 7,187,465)
   Dividends received from Subsidiaries                                                                       6,012
                                                                                     -------------------------------
                                                               NET CASH USED BY
                                                           INVESTING ACTIVITIES                         ( 7,181,453)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Trust Preferred Securities                                                               7,217,000
   Proceeds from exercise of stock options                                                                  122,512
   Proceeds from exercise of warrants                                                                       166,570
                                                                                     -------------------------------
                                                              NET CASH PROVIDED
                                                        BY FINANCING ACTIVITIES                           7,506,082
                                                                                     -------------------------------

                                                                NET INCREASE IN
                                                      CASH AND CASH EQUIVALENTS                                   -

                                                      CASH AND CASH EQUIVALENTS
                                                           AT BEGINNING OF YEAR                                   -
                                                                                     -------------------------------

                                                      CASH AND CASH EQUIVALENTS
                                                                 AT END OF YEAR                                  $-
                                                                                     ===============================

                  TEMECULA VALLEY BANCORP INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                                      WITH
                          INDEPENDENT AUDITORS' REPORT

                           DECEMBER 31, 2002 and 2001

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9:  DIRECTORS AND PRINCIPAL OFFICERS

                  The information required by this Item is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the fiscal year covered by this Annual Report ("Company's Proxy Statement").

ITEM 10: EXECUTIVE COMPENSATION

                  The information required by this Item is incorporated by reference from the Company's Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT

                  The information required by this Item is incorporated by reference from the Company's Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The information required by this Item is incorporated by reference from the Company's Proxy Statement.

                                     PART IV

ITEM 14:          EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
                                    EXHIBITS

2. Bank and Registrant Amended and Restated Plan of Reorganization dated as of April 2, 2002 filed on June 3, 2002 as an Exhibit to Temecula Valley Bancorp's Form 8-A12G.

3(i) Certificate of Incorporation of Temecula Valley Bancorp Inc. filed on June
     3, 2002 as an Exhibit to Temecula Valley Bancorp's Form 8-A12G.

3(ii) Bylaws of Temecula Valley Bancorp Inc. filed on June 3, 2002 as an Exhibit to Temecula Valley Bancorp's Form 8-A12G.

4.1 Common Stock Certificate of Temecula Valley Bancorp Inc. filed on June 3,2002 as an Exhibit to Temecula Valley Bancorp's Form 8-A12G.

4.2 Warrant Certificate of Temecula Valley Bank, N.A. as adopted by Temecula Valley Bancorp Inc. filed on June 3, 2002 as an Exhibit to Temecula Valley Bancorp's Form 8-A12G.

10.1 Temecula Valley Bank, N.A. Lease Agreement for Main Office

10.2     Temecula Valley Bank, N.A. Lease Agreement for Fallbrook Office

10.3     Temecula Valley Bank, N.A. Lease Agreement for Escondido Office

10.4     Temecula Valley Bank, N.A. Lease Agreement for El Cajon Office

10.5     Stephen H. Wacknitz Employment Agreement dated September 16, 2001

10.6     Brian D. Carlson Employment Agreement dated January 29, 2001

10.7     Luther J. Mohr Employment Agreement dated September 16, 2001

10.8     Thomas P. Ivory Employment Agreement dated January 25, 2001

10.9     James W. Andrews Employment Agreement dated June 1, 2002

10.10    Steve F. Janda Employment Agreement dated August 12, 2002

10.11 1996 Incentive and Non Qualified Stock Option Plan (Employees), as amended by that certain First Amendment effective May 15, 2001 and that certain Second Amendment effective May 15, 2002

10.12 1997 Non Qualified Stock Option Plan (Directors), as amended by that certain First Amendment effective May 15, 2001 and that certain Second Amendment effective May 15, 2002

10.13 Amended and Restated Salary Continuing Agreement entered into on behalf of Stephen H. Wacknitz, as amended by that certain First Amendment effective as of December 31, 2002

10.14 Amended and Restated Salary Continuing Agreement entered into on behalf of Luther J. Mohr, as amended by that certain First Amendment effective as of December 31, 2002

10.15    Salary Continuing Plan entered into on behalf of Thomas M. Shepherd

10.16    Salary Continuing Plan entered into on behalf of Brian Carlson

10.17    Salary Continuing Plan entered into on behalf of Michael R. Peters

10.18    Certification pursuant to Section 906 of the Sabanes-Oxley Act of 2002



(b)      Reports on Form 8-K

                  A current report on Form 8-K dated October 22, 2002 was filed by the Company with the Securities and Exchange Commission that reported a press release concerning earnings for the third quarter of 2002. This Form 8-K is available on line at www.sec.gov.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TEMECULA VALLEY BANCORP INC.

DATE:  March 28, 2002         BY:      /s/ Stephen H. Wacknitz
                                       -----------------------------------------
                                       Stephen H. Wacknitz, President/CEO,
                                       Chairman of the Board

                              BY:      /s/ Donald A. Pitcher
                                       -----------------------------------------
                                       Donald A. Pitcher, Senior Vice President
                                       Chief Financial Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                            Title                                       Date

/s/ STEVEN W. AICHLE                                 Director                                March 28, 2002
----------------------------------------
Dr. Steven W. Aichle

/s/ ROBERT P. BECK                                   Director                                March 28, 2002
----------------------------------------
Dr. Robert P. Beck

/s/ NEIL M. CLEVELAND                                Director                                March 28, 2002
----------------------------------------
Neil M. Cleveland

/s/ LUTHER J. MOHR                                   Director and                            March 28, 2002
----------------------------------------
Luther J. Mohr                                       Chief Operating Officer

/s/ STEPHEN H. WACKNITZ                              President/CEO and                       March 28, 2002
----------------------------------------
Stephen H. Wacknitz                                  Chairman of the Board

                                                     Director
Richard W. Wright

                                  CERTIFICATION

         I, Stephen H. Wachnitz, certify that:

1. I have reviewed this annual report on Form 10-KSB of Temecula Valley Bancorp Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:                 /S/ STEPHEN H. WACKNITZ
                      ------------------------------------
                      Stephen H. Wacknitz
                      Chairman of the Board, President & Chief Executive Officer


                                  CERTIFICATION

I, Donald A. Pitcher, certify that:

1. I have reviewed this annual report on Form 10-KSB of Temecula Valley Bancorp Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:                                       /S/ DONALD A. PITCHER
                                            -------------------------------
                                            Donald A. Pitcher
                                            Chief Financial Officer