Form 10QSB
period 2003-03-31
TEMECULA VALLEY BANCORP INC
filed 2003-05-15
CIK 1172678

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-QSB
(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2003


     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


                                    Yes   X   No
                                         ---     ---

As of May 12, 2003, there were 3,801,111 shares of the Registrant's common stock, $0.001 par value per share, outstanding.

(Traditional Small Business Disclosure Format (check one):  Yes     No  X )
                                                                ---    ---

This Form 10-QSB contains 18 pages.
Exhibit Index:  Page 14

                    PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------


                     TEMECULA VALLEY BANCORP INC.

                   STATEMENT OF FINANCIAL CONDITION
                 March 31, 2003 and December 31, 2002
                              (UNAUDITED)




                                              2003          2002
                                          ------------- -------------
ASSETS

Cash and Due from Banks                    $13,801,469   $12,180,415
Federal Funds Sold                          22,000,000             0
                                          ------------- -------------
   Total Cash and Cash Equivalents         $35,801,469   $12,180,415

Due from Banks - Time                                0             0

Securities Held to Maturity - U.S.
 Treasuries                                          0             0

Loans Held for Sale:                        14,391,168    22,916,776

Loans:
   Commercial                               42,047,933    44,975,966
   Real Estate - Construction               82,444,926    61,568,251
   Real Estate - Other                     151,285,582   138,849,220
   Consumer and Other                        4,179,781     4,455,377
                                          ------------- -------------
                             TOTAL LOANS   279,958,222   249,848,814

Net Deferred Loan Fees                      (1,372,229)   (1,339,764)
Allowance for Loan Losses                   (3,000,021)   (3,017,395)
                                          ------------- -------------
                             NET LOANS     275,585,972   245,491,655

Federal Reserve & Home Loan Bank Stock, at
 Cost                                        1,516,800     1,460,050

Other Real Estate Owned                        851,000             0

Premises and Equipment                       2,215,153     2,335,139
Cash Surrender Value of Life Insurance       4,629,833     3,983,183
Tax Deferred Assets                          1,728,000     1,728,000
SBA Servicing Assets                         4,237,641     3,763,779
SBA Interest-Only Strips Receivable         15,223,090    13,120,093
Accrued Interest and Other Assets            2,798,857     3,310,007
                                          ------------- -------------


                                          $358,978,983  $310,289,097
                                          ============= =============



                     TEMECULA VALLEY BANCORP INC.

                   STATEMENT OF FINANCIAL CONDITION
                 March 31, 2003 and December 31, 2002
                              (UNAUDITED)



                                                           2003           2002
                                                       -------------- -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-Bearing Demand                            $84,022,158   $85,324,384
   Money Market and NOW                                   67,166,358    62,160,520
   Savings                                                31,454,668    29,958,463
   Time Deposits Under $100,000                           69,219,807    40,489,348
   Time Deposits $100,000 and Over                        74,399,073    51,388,505
                                                       -------------- -------------
                                  TOTAL DEPOSITS         326,262,064   269,321,220

Federal Funds Purchased                                            0             0
Federal Home Loan Bank Advances                                    0    10,000,000
Trust Preferred Securities                                 7,000,000     7,000,000

Accrued Interest and Other
 Liabilities                                               4,082,503     4,351,674
                                                       -------------- -------------
                               TOTAL LIABILITIES         337,344,567   290,672,894



Shareholders' equity:
   Common Stock - $.001 Par Value Authorized 40,000,000
     Shares; Issued and Outstanding 3,723,323 Shares
     at 12/31/2002 and 3,801,111 Shares at 03/31/2003          3,801         3,723
   Surplus                                                12,388,888    11,866,032
   Retained Earnings                                       9,241,727     7,746,448
                                                       -------------- -------------
                    TOTAL SHAREHOLDERS' EQUITY            21,634,416    19,616,203
                                                       -------------- -------------


                                                        $358,978,983  $310,289,097
                                                       ============== =============

                     TEMECULA VALLEY BANCORP INC.

                          STATEMENT OF INCOME
                              (UNAUDITED)



                                              Three Months Ended
                                                   March 31,
                                              2003          2002
                                          -------------  ------------
INTEREST INCOME
   Interest and Fees on Loans               $5,212,273    $3,285,404
   Interest on HTM Securities - U.S.
    Treasuries                                       0           809
   Interest on Due from Banks - Time                 0             0
   Interest on FRB/FHLB Stock                   14,858         7,720
   Interest on Federal Funds Sold               52,574        24,928
                                          -------------  ------------
    TOTAL INTEREST INCOME                    5,279,705     3,318,861

INTEREST EXPENSE
   Interest on Money Market and NOW            179,689       123,765
   Interest on Savings Deposits                 52,042        49,012
   Interest on Time Deposits                   841,582       316,063
   Interest on Federal Funds Purchased             878         1,923
   Interest on FHLB Advances                    28,259         7,521
   Interest on Trust Preferred Borrowing        95,299             0
                                          -------------  ------------
  TOTAL INTEREST EXPENSE                     1,197,749       498,284
                                          -------------  ------------

        NET INTEREST INCOME                  4,081,956     2,820,577

   Provision for Loan Losses                   150,000       220,000
                                          -------------  ------------

            NET INTEREST INCOME AFTER
             PROVISION FOR LOAN LOSSES       3,931,956     2,600,577

NON-INTEREST INCOME
   Service Charges and Fees                    222,165       233,349
   Gain on Sale of Loans/Assets              2,954,316     1,686,727
   Fees, and Other Income                    2,006,437     1,102,809
                                          -------------  ------------
          TOTAL NON-INTEREST INCOME          5,182,918     3,022,885
                                          -------------  ------------

NON-INTEREST EXPENSE
   Salaries and Employee Benefits            4,525,003     2,824,140
   Occupancy Expenses                          277,719       215,417
   Furniture and Equipment                     213,008       195,899
   Other Expenses                            1,562,149     1,334,772
                                          -------------  ------------
          TOTAL NON-INTEREST EXPENSE         6,577,879     4,570,228
                                          -------------  ------------

INCOME BEFORE INCOME TAXES                   2,536,995     1,053,234

   Income Taxes                              1,041,716       423,685
                                          -------------  ------------

              NET INCOME                    $1,495,279      $629,549
                                          =============  ============

Per Share Data:
Net Income - Basic                               $0.40         $0.17
                                          =============  ============
Net Income - Diluted                             $0.35         $0.15
                                          =============  ============
Average Number of Shares Outstanding         3,758,847     3,665,536
                                          =============  ============
Average Number of Shares and Equivalents     4,270,378     4,193,764
                                          =============  ============


                     TEMECULA VALLEY BANCORP INC.

                        STATEMENT OF CASH FLOWS

                              (UNAUDITED)



                                                               Three  Months Ended March 31,
                                                                   2003             2002
                                                              ---------------- ---------------
OPERATING ACTIVITIES
   Net Income                                                      $1,495,279        $629,549
   Adjustments to Reconcile Net Loss to Net
      Cash used by Operating Activities:
         Depreciation and Amortization                                908,611         380,551
         Provision for Loan Losses                                    150,000         220,000
         Decrease (Increase) of Deferred Tax Asset                          0               0
         Gain on Loan Sales                                        (2,950,766)     (1,686,727)
         Loans Originated for Sale                                (54,219,771)    (41,445,790)
         Proceeds from Loan Sales                                  55,707,628      42,325,943
         Increase in Cash Surrender Value of Life Insurance           (46,650)        (35,100)
         Net Change in Other Assets and Liabilities                (3,081,939)       (490,417)
                                                              ---------------- ---------------
   NET CASH USED BY OPERATING ACTIVITIES                           (2,037,608)       (101,991)
                                                              ---------------- ---------------

INVESTING ACTIVITIES
   Net (Increase)/Decrease in Interest - Bearing Deposits                   0               0
   Net Purchases of Investments                                             0        (249,722)
   Purchases of FRB/FHLB Stock                                        (56,750)        (81,500)
   Maturity of Investments                                                  0               0
   Net Increases in Loans                                         (21,106,800)    (29,708,671)
   Purchase of Life Insurance                                        (600,000)              0
   Purchases of Premises and Equipment                                (58,016)        (30,535)
   Proceeds from Sale of Premises and Equipment                        16,450             750
                                                              ---------------- ---------------
   NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES               (21,805,116)    (30,069,678)
                                                              ---------------- ---------------

FINANCING ACTIVITIES
   Net Increases in Demand, NOW, Money Market and Savings
    Accounts                                                        5,199,817       7,287,589
   Net Increases in Time Deposits                                  51,741,027       6,088,548
   Net Increases/(Decreases) in Borrowings                        (10,000,000)      1,500,000
   Proceeds from the Exercise of Stock Warrants                        96,260          14,770
   Proceeds from the Exercise of Stock Options                        426,674           3,312
                                                              ---------------- ---------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                       47,463,778      14,894,219
                                                              ---------------- ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          23,621,054     (15,277,450)

   Cash and Cash Equivalents at Beginning of Period                12,180,415      26,125,894

                                                              ---------------- ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $35,801,469     $10,848,444
                                                              ================ ===============

Supplemental Disclosures of Cash Flow Information:
   Interest Paid                                                    1,155,004         507,127
   Income Taxes Paid                                                  943,113         304,210
   Loans Transferred to Other Real Estate Owned                       851,000               0


                     TEMECULA VALLEY BANCORP INC.

             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

 For the Period beginning December 31, 2001 and ending March 31, 2003
                              (UNAUDITED)



                                               Common                     Retained
                                  Shares       Stock         Surplus      Earnings         Total
                                ---------- -------------- ------------- ------------- ---------------

Balance at December 31, 2001    3,663,162         $3,663   $11,544,887    $3,555,394     $15,103,944

Exercise of Options                   500              0         3,312                         3,312

Exercise of Warrants                2,954              3        14,767                        14,770

Net Income                                                                   629,549         629,549
                                ---------- -------------- ------------- ------------- ---------------

Balance at March 31, 2002       3,666,616         $3,666   $11,562,966    $4,184,943     $15,751,575

Exercise of Options                 4,999              5        27,490                        27,495

Exercise of Warrants               12,818             13        64,077                        64,090

Net Income                                                                 1,033,479       1,033,479
                                ---------- -------------- ------------- ------------- ---------------

Balance at June 30, 2002        3,684,433         $3,684   $11,654,533    $5,218,422     $16,876,639

Exercise of Options                13,166             13        42,337                        42,350

Exercise of Warrants                9,405             10        47,015                        47,025

Net Income                                                                   757,497         757,497
                                ---------- -------------- ------------- ------------- ---------------

Balance at September 30, 2002   3,707,004         $3,707   $11,743,885    $5,975,919     $17,723,511

Exercise of Options                 8,182              8        81,470                        81,478
   Including the Realization
   of Tax Benefits of $32,123

Exercise of Warrants                8,137              8        40,677                        40,685

Net Income                                                                 1,770,529       1,770,529
                                ---------- -------------- ------------- ------------- ---------------

Balance at December 31, 2002    3,723,323         $3,723   $11,866,032    $7,746,448     $19,616,203

Exercise of Options                58,536             59       426,615                       426,674
   Including the Realization
   of Tax Benefits of $101,721

Exercise of Warrants               19,252             19        96,241                        96,260

Net Income                                                                 1,495,279       1,495,279
                                ---------- -------------- ------------- ------------- ---------------

Balance at March 31, 2003       3,801,111         $3,801   $12,388,888    $9,241,727     $21,634,416
                                ========== ============== ============= ============= ===============

                     TEMECULA VALLEY BANCORP INC.

                     NOTES TO FINANCIAL STATEMENTS
                            March 31, 2003

1) In the opinion of management of Temecula Valley Bancorp Inc. ("Bancorp"), the enclosed unaudited financial statements contain all adjustments ( consisting only of normal, recurring accruals) necessary to fairly present the financial position of the Bancorp on March 31, 2003. These financial statements do not include all disclosures associated with the Bancorp's annual financial statements and, accordingly, should be read in conjunction with such statements.

2) The results of operation for the twelve month period ending March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

3) There were no significant accounting policy changes since the last report.

4) Temecula Valley Bancorp Inc., a one bank holding company for Temecula Valley Bank, N.A., was formed on June 3, 2002. The stock symbol for the common shares changed from TMUL.OB to TMCV.OB and the par value changed from $1.25 to $.001. The stock exchange was one share for one share. All financial statements were adjusted to reflect the par value change.

Item 2- Management's Discussion and Analyses of Financial Condition and Results of Operations

Statements made in this Report that state the intentions, beliefs, expectations or predictions by Temecula Valley Bancorp Inc. (the "Company") or its management of the future are forward-looking statements. The Company's actual results could differ materially from those projected in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in the Company's Form 10KSB and other filings made by the Company with the SEC. Copies of such filings may be obtained by contacting the Company or accessing the Company's filings at www.sec.gov.

OVERVIEW

This Management discussion is intended to provide additional information regarding the significant changes and trends in the Company's Financial Condition, Statement of Operations, Funds Management and Capital Planning. Commencement of operations of Temecula Valley Bank, N.A. ("Bank") was December 16, 1996. The Company, which became a one-bank holding company for the Bank, was formed on March 4, 2002, and the share exchange was on June 3, 2002. On that date one share of common stock of the Bank (Par value $1.25) was exchanged for one common share of the Company (par value $.001). On June 26, 2002, the Company participated in a Trust Preferred Securities pool in the amount of $7,000,000. The borrowings net proceeds in the amount of $6,789,000 were transferred to the Bank as capital. Since the Bank opened, it has consistently, from year to year, had substantial growth. All per share data has been adjusted for the two for one common stock split effective April 29, 1998 and the two for one common stock split effective April 28, 1999. Since the date of opening, the Bank, and now collectively with the Company, has grown to 212 employees (206 full time equivalent), of which 194 are full time. One third of the employees are directly involved in the origination, underwriting and processing of SBA loans. Additional support staff is required to service the SBA loans after they are funded. All employees are employed at the Bank. It is anticipated that growth will remain strong for 2003. Projected growth in 2003 will be associated with the continued maturation of the branch system, two of which were opened during 2001. The full service office in Murrieta was opened on January 11, 2001 and the loan production office in El Cajon converted to a full service branch on June 18, 2001. The SBA department expanded considerably in 2001 and 2002, with loan production offices now located in Chico, CA; Fresno, CA; Santa Ana, CA; Sherman Oaks, CA; St. Petersburg, FL; Coral Springs, FL; Jacksonville, FL; Atlanta, GA; Bethesda, MD; Raleigh, NC; Greenville, SC; Bellevue, WA and Knoxville, TN. In the third quarter of 2002, a real estate department that concentrates on single family residence tract lending began operating. The department is located in Corona, California. In late 1998, staffing increased due to the addition of a full service office in Fallbrook, California, and in the third quarter of 1999 staffing increased due to the addition of a full service office in Escondido, California. In 2000, staffing increased due to the addition of the Mortgage department in Temecula and anticipatory staffing of the Murrieta office. The Mortgage department originates FHA, VA, and conventional mortgages and sells them in the secondary market.

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


FINANCIAL CONDITION

Assets

Total assets increased from $206,573,409 at March 31, 2002 to $310,289,097 at December 31, 2002 and to $358,978,983 at March 31, 2003. Effectively, all of the increase in the first three months of 2003 was in loans outstanding and Fed Funds Sold. Total loans, excluding loans held for sale, increased from $249,848,814 at year-end 2002 to $279,958,222 at March 31, 2003, a $30,109,408
or 12.1% increase due to increased SBA and tract lending. The loan portfolio composition is primarily construction, commercial and real estate secured loans. The rate of loan growth should continue to be strong for 2003, due to the SBA loan production offices that have reached their expected production levels, and due to the addition of the real estate tract-lending department.

Investments

Investments, which exclude Federal Reserve Bank and Federal Home Loan Bank stock, increased from zero at December 31, 2002 to $22,000,000 at March 31, 2003. The increase in the first quarter of 2003 is largely attributable to various CD promotions that attracted more than $49 million in new money to fund the $30,094,317 increase in loans and the repayment of a $10 million advance from the Federal Home Loan Bank.

Allowance for Loan Losses

The allowance for loan losses increased from $1,463,362 at March 31, 2002 to $3,017,395 at December 31, 2002 and to $3,000,021 at March 31, 2003. The
allowance was .82% of net loans outstanding at December 31, 2001 and 1.11% at December 31, 2002 and 1.02% at March 31, 2003. The large increase in the provision in 2002 was due to the increase in SBA lending and the general overall growth of the loan portfolio. The provision was $150,000 in the first three months of 2003, with net chargeoffs of $167,374. Management considers, through quarterly analysis, the allowance to be adequate and expects it will continue to add to this reserve for the remainder of the year as the loan portfolio balance increases. The analysis considers general factors such as changes in lending policies and procedures, economic trends, loan volume trends, changes in lending management and staff, trends in delinquencies, nonaccruals and charge-offs, changes in loan review and Board oversight, the effects of competition, legal and regulatory requirements and factors inherent to each loan pool.


                       Summary of Allowance for Loan Loss

                               2001             2002               2003
                               ----             ----               ----

Beginning Balance            927,509         1,239,308         3,017,395

   Chargeoffs                 88,201           707,455           177,714
   Recoveries                      0            25,542            10,340
   Provision                 400,000         2,460,000           150,000
                             -------         ---------           -------

Ending Balance             1,239,308         3,017,395         3,000,021
                           =========         =========         =========



At March 31, 2003, there were $3,766,035 of non-accrual loans, of which $3,221,919 is guaranteed by the SBA. The Bank also had other real estate owned
(REO) of $851,000, a gas station/mini-mart in Riverside County. The Bank had $700,701 of non-accrual loans as of March 31, 2002, of which $486,146 was guaranteed by the SBA. The Bank had $337,815 of non-accrual loans as of March 31, 2001, of which $256,677 was SBA guaranteed.



NON-CURRENT LOANS & OTHER REAL ESTATE OWNED



         March 31, 2003                   Gross Balance   Government Guaranteed     Net Balance
---------------------------------     -----------------  ----------------------  --------------

            30 - 89 Days Past Due              750,806               ( 577,725)        173,081
     90+ Days Past Due & Accruing              466,533                     ( 0)        466,533
                      Non-Accrual            3,766,035              (3,221,919)        544,116
                                      -----------------  ----------------------  --------------

                       Sub- Total            4,983,374              (3,799,644)      1,183,730

    Other Real Estate Owned (REO)              851,000                     ( 0)        851,000
                                      -----------------  ----------------------  --------------

                            Total            5,834,374              (3,799,644)      2,034,730
                                      =================  ======================  ==============

March 31, 2002
---------------------------------

            30 - 89 Days Past Due            1,053,235               ( 803,024)        250,211
     90+ Days Past Due & Accruing                    0                     ( 0)              0
                      Non-Accrual              700,701               ( 486,146)        214,555
                                      -----------------  ----------------------  --------------

                       Sub- Total            1,753,936              (1,289,170)        464,766

    Other Real Estate Owned (REO)                    0                     ( 0)              0
                                      -----------------  ----------------------  --------------

                            Total            1,753,936              (1,289,170)        464,766
                                      =================  ======================  ==============


Other Assets

The ratio of interest earning assets to total assets was 88.12% in 2001, 86.76% in 2002 and 87.36% and for the first quarter of 2003. The target is to keep this ratio above 90%, but has remained below that level due to the increase in SBA servicing asset, the related SBA interest only strip receivable, and the cash surrender value of life insurance. The SBA servicing asset was $1,538,437, the SBA I/O strip receivable was $4,136,809 and the cash surrender value of life insurance was $2,832,254 at December 31, 2001. At December 31, 2002, the SBA servicing asset was $3,763,779, the SBA I/O strip receivable was $13,120,093 and the cash surrender value of life insurance was $3,983,183. At March 31, 2003, the SBA servicing asset was $4,237,641, the SBA I/O strip receivable was $15,223,090 and the cash surrender value of life insurance was $4,629,833. Even though these assets are not considered interest bearing for net interest margin purposes, they do produce, or are related to, income that is part of non-interest income.

Liabilities

Deposits increased from $172,928,225 at December 31, 2001 to $269,321,220 at December 31, 2002 and to $326,262,064 at March 31, 2003. During the first quarter of 2003, total deposits increased $56,940,844 due to money market accounts increasing $5,005,838 and certificate of deposits (CD's) increasing $51,741,027. Demand Deposits comprised over 36% of the deposits in 2001, 31% in 2002 and 26% at March 31, 2003. The increase in the ratio of certificates of deposits to total deposits is due to CD promotions in 2002 and 2003 to fund the rapid loan growth. More than 55% of deposits have balances of $100,000 or more. No one customer has balances that exceed 10% of the deposits of the Bank. The Bank depends on core deposits as a source of funds for the loan portfolio. Consequently, the Bank tries to attract solid core accounts yet maintain a reasonable funding cost. The core deposit base was helped by the addition of the Murrieta and El Cajon branches in 2001 and the continued deposit increases at all five branches. The Bank will continue to solicit core deposits to diminish reliance on volatile funds.

At December 31, 2002, there were $10,000,000 in short-term advances from the Federal Home Loan Bank. The borrowing had a rate of 1.05% and matured on January 2, 2003. The borrowing capacity at the Federal Home Loan Bank as of December 31, 2002 was $19,057,235, and at March 31, 2003 was $20, 668,943.

On June 26, 2002, the Company borrowed $7,000,000 by means of a pooled Trust Preferred Note. The note carries a floating rate of the three-month LIBOR plus 3.45%, or currently 4.74%. The up front cost of the borrowing was $211,000 and is being amortized to interest expense over five years, which is the end of prepayment penalty period. The note has a thirty-year maturity. The net amount of $6,789,000 was transferred to the Bank as capital. The Company can treat the Trust Preferred borrowing as tier one capital up to 25% of other tier one capital, with the remainder treated as tier two capital. At March 31, 2003, all of the Trust Preferred borrowing qualified as tier one capital.

Capital

Total capital was $21,634,416 at March 31, 2003, $19,616,203 at December 31,
2002 and $15,103,944 at December 31, 2001. For 2001, the $6,166,762 or 69%
increase consisted of $1,803,581 of net income, $391,826 on the exercise of stock options, $12,645 on the exercise of warrants, and $3,958,710 net proceeds from the common stock offering that closed on June 22, 2001. For 2002, the $4,512,259 increase equaled 30% and consisted of $4,191,054 of net income, $154,635 on the exercise of stock options and $166,570 on the exercise of warrants. For the first quarter of 2003, the $2,018,213 increase was due to $1,495,279 in net income, $426,674 on the exercise of stock options, and $96,260 on the exercise of warrants. The common stock offering in 2001 was for 800,000 common stock shares at $5.00 per share, equaling $4,000,000 in proceeds that was reduced by $41,290 in offering costs. Associated with the offering were 200,000 warrants that give the holder of each warrant the right to buy one share of common stock at $5.00 before the expiration date of June 23, 2003. In 2001, 2,529 of the 200,000 warrants were exercised, 33,314 in 2002 and 19,252 in the first quarter of 2003.

Total risk based capital was 9.58% and the tier one leverage capital was 7.96% at March 31, 2002, compared to a total risk based capital of 10.61% and tier one capital of 8.00% at December 31, 2002. At March 31, 2003 the total risk based capital ratio was 10.27%, the tier one risk based capital was 9.28%, and the tier one leverage ratio was 8.30%. At December 31, 2002 and March 31, 2003 the Bank and the Company were in the regulatory "well capitalized" category.

RESULTS OF OPERATIONS

Net Income

For the first quarter of 2003, the Company earned $1,495,279, compared to $629,549 in 2002. Net income per basic share was $.40 in 2003 compared to $.17 in 2002. Net income per diluted share was $.35 per share in 2003 compared to $.15 in 2002. The return on average assets was 1.78% for the first quarter of 2003, compared to 1.31% for the first quarter of 2002. The return on average equity was 29.52% for the first quarter of 2003, compared to 16.54% for the first quarter of 2002. The 2002 earnings were significantly affected by the sale of loans in the secondary market, most of which are SBA and mortgage loans. The sales of the SBA loans are expected to continue at this level for the remainder of the year. Mortgage loans sales are also expected to stay strong. The net interest margin has stabilized after the 4.75% Federal Reserve Bank rate reductions in 2001 and the .50% reduction in November 2002. Net income in the first quarter 2003 was increased by the sale of the unguaranteed portion of SBA loans that increased net income before taxes by $512,196, or $301,405 after taxes. There were no such sales in the first quarter last year, but are expected to resume for the remainder of the year. The expansion of the SBA department and the establishment of the full service office in El Cajon had a substantial negative effect on earnings in 2001, but in 2002 and 2003 had a positive effect on earnings. The startup costs associated with the establishment of the real estate tract lending department had a negative effect on earnings in the second half of 2002, but not in 2003.

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Bank accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options will be measured as the excess, if any, of the quoted market price of the Bank's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Had compensation cost for the Bank's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Bank's net income and earnings per share would have been reduced to the pro forma amounts indicated on the following schedule.

                                                                 2003         2002
                                                                 ----         ----

 Net Income as reported                                      $ 1,495,279   $ 629,549
 Stock based compensation using the Intrinsic Value method         2,669       2,669
 Stock based compensation that would have been reported      (    56,398)  (  78,679)
                                                             ------------  ----------
 Pro Forma Net Income                                        $ 1,441,550   $ 553,539
                                                             ============  ==========

 Basic per share as reported                                       $.40         $.17
 Basic per share pro forma                                         $.38         $.15

 Diluted per share as reported                                     $.35         $.15
 Diluted per share pro forma                                       $.34         $.13

Net Interest Earnings

Net interest income was $2,820,577 in the first quarter of 2002, compared to $4,081,956 in 2003. For the first quarter of 2003 the net interest margin was 5.77%, compared to 6.76% in 2002. The net interest margin decreased in 2001 and 2002 due to the Federal Reserve Bank rate reductions of 4.75% in 2001 and 0.50% in late 2002, even though the loan to deposit ratio increased from 83.51% at March 31, 2001 to 97.04% at March 31, 2002, and to 89.80% at March 31, 2003. The
net interest margin was also helped by a healthy average of 33.02% DDA to total deposits ratio at the end of the first quarter of 2002 and 25.75% at March 31, 2003. The yield on loans decreased from 8.20% for the first quarter of 2002 to 7.60% for the first quarter of 2003. Rate floors are on more than $80 million of variable rate loans to mitigate the effects of Federal Reserve rate reductions. The yield on investments, which are all in federal funds sold, US Treasuries and FRB/FHLB stock, for the first quarter of 2003 was 1.42%, compared to 1.96% in 2002. The cost of interest bearing deposits was 1.70% in 2002 and 1.99% in the first quarter of 2003. The cost of other borrowings, which consisted of Federal Funds purchased, Federal Home Loan Board advances and Trust Preferred borrowing was 1.94% for the first quarter of 2002 and 3.25% in 2003.

The Bank tries to maximize the percentage of assets it maintains as interest earning assets, with the goal of maintaining at least 90% in that category. Effectively, all of the increase in non-interest earning assets in 2002 and 2003 was in the cash surrender value of life insurance (BOLI), the SBA servicing and SBA I/O strip receivable assets. The servicing assets are tested for impairment by computing the net present value of the amount of servicing income in excess of normal servicing costs over the expected average life of the loan. Normal servicing, in accordance with industry standards, is 40 basis points of the principal balance sold. The expected life assumes 30 percent of the note life. The Company's average life of loans sold has been higher than the 30% assumption, giving the calculation a conservative bias. For the first quarter of 2003, $1,184,902 was collected for servicing, the asset amortization was $734,951 and the SBA related servicing assets increased $2,596,859. The increase in the SBA loan servicing assets was due to the sale of $27,073,290 in 7A loans during 2003. For the full year of 2002, $2,673,768 was collected for servicing, the asset amortization was $1,462,018 and the SBA related servicing assets increased $11,208,626 or 197.5%. The increase in the SBA loan servicing assets was due to the sale of $108,212,760 in 7A loans during 2002.The servicing calculations contain certain assumptions such as expected life of the loan and the discount rate used to compute the present value of future cash flows. The exposure of the loan life assumption is if loans prepay faster than expected. The exposure to the discount rate assumption is if prime rate adjusts severely and permanently. Such exposure can cause adjustments to the income statement. The Bank, through external reviews on a quarterly basis, considers the excess servicing assets to be fairly valued. Asset quality is a continual primary focus of the Bank, and even though risk is an integral part of the banking industry, it is the policy of the Bank's management to actively manage the risk, without sacrificing long-term stability with short-term profits.

Provision for Loan Loss

As discussed under "Allowance for Loan Losses", the allowance for loan losses represents management's best estimate of losses inherent in the existing loan portfolio. The Bank has established a monitoring system for loans to identify impaired loans and potential problem loans and to permit periodic evaluation of impairment and adequacy of the allowance for loan losses in a timely manner. The monitoring system and allowance for loan losses methodology has evolved over a period of years, and loan classifications have been incorporated into the determination of the allowance for loan losses. This monitoring system and allowance methodology includes a loan-by-loan analysis for all classified loans as well as loss factors for the balance of the unclassified portfolio. Classified loans are reviewed individually to estimate the amount of probable loan losses that needs to be included in the allowance. These reviews include analysis of financial information as well as evaluation of collateral securing the credit. Loss factors on the unclassified portion of the portfolio are based on such factors as historical loss experience, current portfolio delinquency and trends, and other inherent risk factors such as economic conditions, concentrations in the portfolio, risk levels of particular loan categories, internal loan review and management oversight.

The provision was $400,000 in 2001 and $2,460,000 in 2002 and $150,000 for the
first three months of 2003. The large increase in the provision in 2002 was due to the large increase in loans outstanding as well as the substantial increase in SBA loans. The Bank plans to continue to sell the unguaranteed portion of SBA 7A loans to mitigate the risk associated with these loans.

Non-Interest Income

Non-interest income contributed significantly to the earnings of the Bank in the first three months of 2003, as it did in 2002 and 2001. Service charges decreased from $233,349 in 2002 to $222,165 in 2003 due to an increased number of accounts offset by a decrease in non-sufficient funds service charges. Other income increased from $1,102,809 for the first quarter of 2002 to $2,006,437 in 2003, due mainly to higher loan volume, higher SBA loan servicing income, and higher mortgage loan broker income, with unamortized loan fees also contributing to the total. SBA net loan servicing income increased from $161,959 in 2002 to $419,830 in 2003 due to the increase in the servicing portfolio. The gain on sale of loans was $2,954,316 in 2003 compared to $1,686,727 in 2002. The 2003 increase was due to significantly higher SBA and mortgage loan sales. These loan sales are expected to continue at this pace for the remainder of the year.

Non-Interest Expense

Non-interest expense was $6,577,879 in the first three months of 2003 compared to $4,570,228 for the first three months of 2002. Salaries and benefits increased from $2,824,140 in 2002 to $4,525,003 in 2003 due to the continued expansion of the SBA department, the addition of the real estate tract lending department and to support the general expansion of the company. Other expenses increased from $1,334,772 in 2002 to $1,562,149 in 2003 due to higher loan volume, processing expenses and the opening of loan production offices.

Income Taxes

Income tax expense totaled $423,685 for the first three months of 2002 and $1,041,716 for the first three months of 2003. For the full year of 2001 the effective rate was 40.0%, for the full year of 2002 the effective rate was 40.7% and for the first three months of 2003 it was 40.1%. Deferred tax assets totaled $818,363 at March 31, 2002, $1,728,000 at December 31, 2002 and $1,728,000 at
March 31, 2003. Over half of the deferred tax asset is due to the tax deductibility timing difference of the provision for loan loss.

LIQUIDITY

Banks are in the business of managing money. It is from that inventory that a bank makes its profit. Consequently, funds management is essential to the ongoing profitability of a bank. A bank must attract funds at a reasonable rate and deploy the funds at an appropriate rate of return, while taking into account risk factors, interest rates, short and long term liquidity positions and profitability needs.

The Bank's cash position is determined on a daily basis and on a monthly basis a liquidity analysis and asset/liability management analysis are performed. The Bank maintains Federal Funds lines of credit of $6,500,000 at correspondent banks for short-term liquidity. In addition, the Bank was approved on July 31, 2001 for membership to the Federal Home Loan Bank. The Bank has borrowing capacity at the FHLB that will fluctuate with the loan balances that are pledged as collateral. At December 31, 2002, the borrowing capacity was $19,057,235 and $20,668,943 at March 31, 2003. Throughout 2002 and 2003, a positive liquidity position was maintained, but not at a level where profits would have been diminished.

The Bank presents to the Board of Directors monthly a liquidity analysis. The analysis measures the liquidity gap on a monthly basis and should always be in at least a 2% positive liquidity gap position. Since the Bank opened, the Bank has been within these limits, even with the strong loan growth the Bank has experienced.

CAPITAL PLANNING

It is the goal of the Company and the Bank to always be in the regulatory "well capitalized" category.

The Company updates its multiple-year capital plan annually in conjunction with the preparation of the annual budget. Capital levels are always a primary concern of the federal regulatory authorities, and the Bank submits capital plans to them when requested.

It is the Company's strategy always to have an adequate level of capital, which by definition includes not having excessive or inadequate capital.

CRITICAL ACCOUNTING POLICIES

Our accounting policies are integral to understanding the results reported. In preparing its consolidated financial statements, the Company is required to make judgments and estimates that may have a significant impact upon its financial results. Certain accounting policies require the Company to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and are considered critical accounting policies. The estimates and assumptions used are based on the historical experiences and other factors, which are believed to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods.

The Company has identified two critical accounting policies. They concern the allowance for loan loss and the SBA servicing assets. They are considered critical due to the assumptions that are contained in their calculation, as well as external factors that can affect their value. Through quarterly review and analysis, valuations and calculations are tested for reasonableness.

Item 3. Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing of this Form 10-QSB, the Bancorp's Chief Executive Officer and Chief Financial Officer have concluded that the Bancorp's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Bancorp files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Bancorp's internal controls or in the other factors that could significantly affect those controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

     As of March 31, 2003 the Bank is not party to any litigation which is considered likely to have a material adverse effect on the Bank.

Item 2. Changes in Securities and Use of Proceeds

     Temecula Valley Bancorp Inc. was formed on June 3, 2002 as a one-bank holding company for Temecula Valley Bank, N.A. On that date each share of Bank common stock (par value $1.25, symbol TMUL.OB) was exchanged (the "Exchange") for one share of Company common stock (par value $.001, symbol TMCV.OB). The authorized number of shares remains at 40,000,000. Temecula Valley Bancorp Inc. is incorporated in the state of Delaware. The Exchange was exempt under section 3(a)(12) of the Securities Act of 1933, as amended, due to the fact the Company securities were issued in connection with the acquisition by a bank holding company under section 3(a) of the Bank Holding Company Act of 1956. Warrants to purchase common stock were issued in connection with the Exchange. The warrant certificate is an exhibit to Company's Form 8-A 12G filed on June 3, 2002 and provides that each warrant share be converted into one of common stock upon the exercise of $5.00 per warrant. The warrants expire on June 23, 2003.

Item 4. Submission of Matters to Security Holders

On April 17, 2003 proxy information was mailed to shareholders regarding the May 20, 2003 annual meeting of shareholders.

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

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

10.1 Temecula Valley Bank, N.A. Lease Agreement for Main Office filed on March 11, 2003 as an Exhibit to Temecula Valley Bancorp's Form 10KSB.

10.2 Temecula Valley Bank, N.A. Lease Agreement for Fallbrook Office filed on March 11, 2003 as an Exhibit to Temecula Valley Bancorp's Form 10KSB.

10.3 Temecula Valley Bank, N.A. Lease Agreement for Escondido Office filed on March 11, 2003 as an Exhibit to Temecula Valley Bancorp's Form 10KSB.

10.4 Temecula Valley Bank, N.A. Lease Agreement for El Cajon Office filed on March 11, 2003 as an Exhibit to Temecula Valley Bancorp's Form 10KSB.

10.5 Stephen H. Wacknitz Employment Agreement dated September 16, 2001 filed on March 11, 2003 as an Exhibit to Temecula Valley Bancorp's Form 10KSB.

10.6 Brian D. Carlson Employment Agreement dated January 29, 2001 filed on March 11, 2003 as an Exhibit to Temecula Valley Bancorp's Form 10KSB.

10.7 Luther J. Mohr Employment Agreement dated September 16, 2001 filed on March 11, 2003 as an Exhibit to Temecula Valley Bancorp's Form 10KSB.

10.8 Thomas P. Ivory Employment Agreement dated January 25, 2001 filed on March 11, 2003 as an Exhibit to Temecula Valley Bancorp's Form 10KSB.

10.9 James W. Andrews Employment Agreement dated June 1, 2002 filed on March 11, 2003 as an Exhibit to Temecula Valley Bancorp's Form 10KSB.

10.10 Steve F. Janda Employment Agreement dated August 12, 2002 filed on March 11, 2003 as an Exhibit to Temecula Valley Bancorp's Form 10KSB.

10.11 1996 Incentive and Non Qualified Stock Option Plan (Employees), as amended by that certain First Amendment effective May 15, 2001 and that certain Second Amendment effective May 15, 2002 filed on March 11, 2003 as an Exhibit to Temecula Valley Bancorp's Form 10KSB.

10.12 1997 Non Qualified Stock Option Plan (Directors), as amended by that certain First Amendment effective May 15, 2001 and that certain Second Amendment effective May 15, 2002 filed on March 11, 2003 as an Exhibit to Temecula Valley Bancorp's Form 10KSB.

10.13 Amended and Restated Salary Continuing Agreement entered into on behalf of Stephen H. Wacknitz, as amended by that certain First Amendment effective as of December 31, 2002 filed on March 11, 2003 as an Exhibit to Temecula Valley Bancorp's Form 10KSB.

10.14 Amended and Restated Salary Continuing Agreement entered into on behalf of Luther J. Mohr, as amended by that certain First Amendment effective as of December 31, 2002 filed on March 11, 2003 as an Exhibit to Temecula Valley Bancorp's Form 10KSB.

10.15 Salary Continuing Plan entered into on behalf of Thomas M. Shepherd filed on March 11, 2003 as an Exhibit to Temecula Valley Bancorp's Form 10KSB.

10.16 Salary Continuing Plan entered into on behalf of Brian Carlson filed on March 11, 2003 as an Exhibit to Temecula Valley Bancorp's Form 10KSB.

10.17 Salary Continuing Plan entered into on behalf of Michael R. Peters filed on March 11, 2003 as an Exhibit to Temecula Valley Bancorp's Form 10KSB.

10.18 Certification pursuant to Section 906 of the Sabanes-Oxley Act of 2002

(b) Reports on Form 8-K

     A current report on Form 8-K dated January 31, 2003 was filed by the Company with the Securities and Exchange Commission that reported a press release concerning earnings for the year ended December 31, 2002. This Form 8-K is available on line at www.sec.gov.

                                   SIGNATURES

     Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.




                                        Temecula Valley Bancorp Inc.



                                        By:  /s/  Stephen H. Wacknitz
Date:  May 12, 2003                        -------------------------------------
                                        Stephen H. Wacknitz,
                                        Chief Executive Officer and President
                                        Chairman of the Board




                                        By:  /s/  Donald A. Pitcher
Date:  May 12, 2003                        -------------------------------------
                                        Donald A. Pitcher,
                                        Senior Vice President, Secretary
                                        Chief Financial Officer

                                  CERTIFICATION

     I, Stephen H. Wachnitz, certify that:

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



Date:  May 12, 2003   /S/ STEPHEN H. WACHNITZ
                      ------------------------------------
                      Stephen H. Wachnitz
                      Chairman of the Board, President & Chief Executive Officer

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


Date:  May 12, 2003            /S/ DONALD A. PITCHER
                               -------------------------------
                               Donald A. Pitcher
                               Chief Financial Officer