Form 10QSB
period 2003-06-30
TEMECULA VALLEY BANCORP INC
filed 2003-08-19
CIK 1172678

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-QSB
(Mark One)

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2003


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


                                Yes X           No
                                   ---

As of August 12, 2003, there were 3,976,097 shares of the Registrant's common stock, $0.001 par value per share, outstanding.

(Traditional Small Business Disclosure Format (check one):    Yes   No  X )
                                                                       ---

This Form 10-QSB contains 21 pages.
Exhibit Index:  Page 16

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------


                          TEMECULA VALLEY BANCORP INC.

                        STATEMENT OF FINANCIAL CONDITION
                       June 30, 2003 and December 31, 2002
                                   (UNAUDITED)




                                                                                  2003                 2002
                                                                      ------------------------------------------
ASSETS

Cash and Due from Banks                                                         $22,227,419         $12,180,415
Federal Funds Sold                                                               11,000,000                   0
                                                                      ------------------------------------------
   Total Cash and Cash Equivilents                                              $33,227,419         $12,180,415

Due from Banks - Time                                                                     0                   0

Securities Held to Maturity - U.S.
 Treasuries                                                                               0                   0

Loans Held for Sale:                                                             11,492,550          22,916,776

Loans:
   Commercial                                                                    38,427,504          44,975,966
   Real Estate - Construction                                                    99,082,394          61,568,251
   Real Estate - Other                                                          171,262,766         138,849,220
   Consumer and Other                                                             3,741,485           4,455,377
                                                                      ------------------------------------------
                                    TOTAL LOANS                                 312,514,149         249,848,814

Net Deferred Loan Fees                                                           (1,660,067)         (1,339,764)
Allowance for Loan Losses                                                        (3,188,882)         (3,017,395)
                                                                      ------------------------------------------
                                    NET LOANS                                   307,665,200         245,491,655

Federal Reserve & Home Loan Bank
 Stock, at Cost                                                                     956,000           1,460,050

Other Real Estate Owned                                                           1,336,036                   0

Premises and Equipment                                                            2,206,157           2,335,139
Cash Surrender Value of Life
 Insurance                                                                        4,676,483           3,983,183
Tax Deferred Assets                                                               1,728,000           1,728,000
SBA Servicing Assets                                                              4,874,235           3,763,779
SBA Interest-Only Strips Receivable                                              16,923,447          13,120,093
Accrued Interest and Other Assets                                                 2,753,818           3,310,007
                                                                      ------------------------------------------


                                                                               $387,839,345        $310,289,097
                                                                      ==========================================

                          TEMECULA VALLEY BANCORP INC.

                        STATEMENT OF FINANCIAL CONDITION
                      June 30, 2003 and December 31, 2002
                                   (UNAUDITED)







                                                                                          2003              2002
                                                                                    ------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-Bearing Demand                                                            $100,144,425       $85,324,384
   Money Market and NOW                                                                    55,074,103        62,160,520
   Savings                                                                                 33,799,778        29,958,463
   Time Deposits Under $100,000                                                            82,488,644        40,489,348
   Time Deposits $100,000 and Over                                                         80,850,501        51,388,505
                                                                                    ------------------------------------
                                          TOTAL DEPOSITS                                  352,357,451       269,321,220

Federal Funds Purchased                                                                             0                 0
Federal Home Loan Bank Advances                                                                     0        10,000,000
Trust Preferred Securities                                                                  7,000,000         7,000,000

Accrued Interest and Other Liabilities                                                      4,190,262         4,351,674
                                                                                    ------------------------------------
                                          TOTAL LIABILITIES                               363,547,713       290,672,894



Shareholders' equity:
   Common Stock - $.001 Par Value Authorized 40,000,000
     Shares;   Issued and Outstanding
      3,723,323 Shares at
     12/31/2002 and 3,963,315 Shares at
      06/30/2003                                                                                3,963             3,723
   Surplus                                                                                 13,197,262        11,866,032
   Retained Earnings                                                                       11,090,407         7,746,448
                                                                                    ------------------------------------
                               TOTAL SHAREHOLDERS' EQUITY                                  24,291,632        19,616,203
                                                                                    ------------------------------------


                                                                                         $387,839,345      $310,289,097
                                                                                    ====================================


                          TEMECULA VALLEY BANCORP INC.
                               STATEMENT OF INCOME
                                   (UNAUDITED)



                                                                         Three Months Ended       Six Months Ended
                                                                              June 30,                June 30,
                                                                         2003        2002        2003        2002
                                                                      ------------------------------------------------
INTEREST INCOME
   Interest and Fees on Loans                                          $5,788,138  $3,828,412 $11,000,411  $7,113,816
   Interest on HTM Securities - U.S. Treasuries                                 0       1,082           0       1,891
   Interest on Due from Banks - Time                                            0           0           0           0
   Interest on FRB/FHLB Stock                                              19,597       8,258      34,455      15,978
   Interest on Federal Funds Sold                                          36,578      24,227      89,152      49,155
                                                                      ------------------------------------------------
    TOTAL INTEREST INCOME                                               5,844,313   3,861,979  11,124,018   7,180,840

INTEREST EXPENSE
   Interest on Money Market and NOW                                       139,649     146,678     319,338     270,443
   Interest on Savings Deposits                                            51,843      54,870     103,885     103,882
   Interest on Time Deposits                                              976,911     405,086   1,818,493     721,149
   Interest on Federal Funds Purchased                                          0       1,351         878       3,274
   Interest on FHLB Advances                                                    0      33,633      28,259      41,154
   Interest on Trust Preferred Borrowing                                   94,164       5,117     189,463       5,117
                                                                      ------------------------------------------------
  TOTAL INTEREST EXPENSE                                                1,262,567     646,735   2,460,316   1,145,019
                                                                      ------------------------------------------------

        NET INTEREST INCOME                                             4,581,746   3,215,244   8,663,702   6,035,821

   Provision for Loan Losses                                              350,000     340,000     500,000     560,000
                                                                      ------------------------------------------------

            NET INTEREST INCOME AFTER
             PROVISION FOR LOAN LOSSES                                  4,231,746   2,875,244   8,163,702   5,475,821

NON-INTEREST INCOME
   Service Charges and Fees                                               188,870     244,865     411,035     478,214
   Gain on Sale of Loans/Assets                                         3,863,812   2,363,897   6,818,128   4,050,624
   Fees, and Other Income                                               2,265,872   1,358,462   4,272,309   2,461,271
                                                                      ------------------------------------------------
          TOTAL NON-INTEREST INCOME                                     6,318,554   3,967,224  11,501,472   6,990,109
                                                                      ------------------------------------------------

NON-INTEREST EXPENSE
   Salaries and Employee Benefits                                       5,436,208   2,920,665   9,961,211   5,744,805
   Occupancy Expenses                                                     285,784     249,633     563,503     465,050
   Furniture and Equipment                                                203,135     203,070     416,143     398,969
   Other Expenses                                                       1,503,237   1,728,891   3,065,386   3,063,663
                                                                      ------------------------------------------------
          TOTAL NON-INTEREST EXPENSE                                    7,428,364   5,102,259  14,006,243   9,672,487
                                                                      ------------------------------------------------

INCOME BEFORE INCOME TAXES                                              3,121,936   1,740,209   5,658,931   2,793,443

   Income Taxes                                                         1,273,256     706,730   2,314,972   1,130,415
                                                                      ------------------------------------------------

              NET INCOME                                               $1,848,680  $1,033,479  $3,343,959  $1,663,028
                                                                      ================================================

Per Share Data:
Net Income - Basic                                                          $0.48       $0.28       $0.88       $0.45
                                                                      ================================================
Net Income - Diluted                                                        $0.42       $0.24       $0.77       $0.39
                                                                      ================================================
Average Number of Shares Outstanding                                    3,829,155   3,570,719   3,794,195   3,668,142
                                                                      ================================================
Average Number of Shares and Equivilents                                4,386,927   4,287,504   4,336,436   4,243,469
                                                                      ================================================

                          TEMECULA VALLEY BANCORP INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                                            Six  Months Ended June 30,
                                                                                               2003           2002
                                                                                          ------------------------------
OPERATING ACTIVITIES
   Net Income                                                                                 $3,343,959     $1,663,028
   Adjustments to Reconcile Net Loss to Net
      Cash used by Operating Activities:
         Depreciation and Amortization                                                         2,059,040        870,830
         Provision for Loan Losses                                                               500,000        560,000
         Decrease (Increase) of Deferred Tax Asset                                                     0              0
         Gain on Loan Sales                                                                   (6,814,578)    (4,050,624)
         Loans Originated for Sale                                                          (115,796,194)   (86,411,442)
         Proceeds from Loan Sales                                                            123,481,589     88,274,570
         Increase in Cash Surrender Value of Life Insurance                                      (93,300)       (70,200)
         Net Change in Other Assets  and Liabilities                                          (6,277,249)    (4,243,458)
                                                                                          ------------------------------
   NET CASH USED BY OPERATING ACTIVITIES                                                         403,267     (3,407,296)
                                                                                          ------------------------------

INVESTING ACTIVITIES
   Net (Increase)/Decrease in Interest - Bearing Deposits                                              0              0
   Net Purchases of Investments                                                                        0       (251,584)
   Repayment (Purchases) of FRB/FHLB Stock                                                       504,050       (329,000)
   Maturity of Investments                                                                             0              0
   Net Increases in Loans                                                                    (53,456,172)   (54,081,425)
   Purchase of Life Insurance                                                                   (600,000)             0
   Purchases of Premises and Equipment                                                          (188,292)      (282,658)
   Proceeds from Sale of Premises and Equipment                                                   16,450            750
                                                                                          ------------------------------
   NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                          (53,723,964)   (54,943,917)
                                                                                          ------------------------------

FINANCING ACTIVITIES
   Net Increases in Demand, NOW,Money Market and Savings Accounts                             11,574,939     13,145,845
   Net Increases in Time Deposits                                                             71,461,292     34,341,560
   Net Increases/(Decreases) in Borrowings                                                   (10,000,000)    17,000,000
   Proceeds from the Exercise of Stock Warrants                                                  811,495         78,860
   Proceeds from the Exercise of Stock Options                                                   519,975         30,807
                                                                                          ------------------------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  74,367,701     64,597,072
                                                                                          ------------------------------

NET INCREASE IN CASH AND CASH EQUIVILENTS                                                     21,047,004      6,245,859

   Cash and Cash Equivilents at Beginning of Period                                           12,180,415     26,125,894

                                                                                          ------------------------------
CASH AND CASH EQUIVILENTS AT END OF PERIOD                                                   $33,227,419    $32,371,753
                                                                                          ==============================

Supplemental Disclosures of Cash Flow Information:
   Interest Paid                                                                               2,430,969      1,147,512
   Income Taxes Paid                                                                           3,318,224      1,490,090
   Loans Transferred to Other Real Estate Owned                                                1,336,036              0

                          TEMECULA VALLEY BANCORP INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
       For the Period beginning December 31, 2001 and ending June 30, 2003
                                   (UNAUDITED)



                                                             Common                         Retained
                                             Shares          Stock          Surplus         Earnings         Total
                                        --------------------------------------------------------------------------------

Balance at December 31, 2001                  3,663,162          $3,663     $11,544,887      $3,555,394     $15,103,944

Exercise of Options                                 500               0           3,312                           3,312

Exercise of Warrants                              2,954               3          14,767                          14,770

Net Income                                                                                      629,549         629,549
                                        --------------------------------------------------------------------------------

Balance at March 31, 2002                     3,666,616          $3,666     $11,562,966      $4,184,943     $15,751,575

Exercise of Options                               4,999               5          27,490                          27,495

Exercise of Warrants                             12,818              13          64,077                          64,090

Net Income                                                                                    1,033,479       1,033,479
                                        --------------------------------------------------------------------------------

Balance at June 30, 2002                      3,684,433          $3,684     $11,654,533      $5,218,422     $16,876,639

Exercise of Options                              13,166              13          42,337                          42,350

Exercise of Warrants                              9,405              10          47,015                          47,025

Net Income                                                                                      757,497         757,497
                                        --------------------------------------------------------------------------------

Balance at September 30, 2002                 3,707,004          $3,707     $11,743,885      $5,975,919     $17,723,511

Exercise of Options                               8,182               8          81,470                          81,478
   Including the Realization
   of Tax Benefits of $32,123

Exercise of Warrants                              8,137               8          40,677                          40,685

Net Income                                                                                    1,770,529       1,770,529
                                        --------------------------------------------------------------------------------

Balance at December 31, 2002                  3,723,323          $3,723     $11,866,032      $7,746,448     $19,616,203

Exercise of Options                              58,536              59         426,615                         426,674
   Including the Realization
   of Tax Benefits of $101,721

Exercise of Warrants                             19,252              19          96,241                          96,260

Net Income                                                                                    1,495,279       1,495,279
                                        --------------------------------------------------------------------------------

Balance at March 31, 2003                     3,801,111          $3,801     $12,388,888      $9,241,727     $21,634,416

Exercise of Options                              19,157              19          93,282                          93,301

Exercise of Warrants                            143,047             143         715,092                         715,235

Net Income                                                                                    1,848,680       1,848,680
                                        --------------------------------------------------------------------------------

Balance at June 30, 2003                      3,963,315          $3,963     $13,197,262     $11,090,407     $24,291,632
                                        ================================================================================

                          TEMECULA VALLEY BANCORP INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003

1) In the opinion of management of Temecula Valley Bancorp Inc. ("Bancorp"), the enclosed unaudited financial statements contain all adjustments ( consisting only of normal, recurring accruals) necessary to fairly present the financial position of the Bancorp on June 30, 2003. These financial statements do not include all disclosures associated with the Bancorp's annual financial statements and, accordingly, should be read in conjunction with such statements.

2) The results of operation for the six month period ending June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

Item 2- Management's  Discussion and Analyses of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

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

 OVERVIEW

This Management discussion is intended to provide additional information regarding the significant changes and trends in the Company's Financial Condition, Statement of Operations, Funds Management and Capital Planning. Commencement of operations of Temecula Valley Bank, N.A. ("Bank") was December 16, 1996. The Company, which became a one-bank holding company for the Bank, was formed on March 4, 2002, and the share exchange was on June 3, 2002. On that date one share of common stock of the Bank (Par value $1.25) was exchanged for one common share of the Company (par value $.001). On June 26, 2002, the Company participated in a Trust Preferred Securities pool in the amount of $7,000,000. The borrowings net proceeds in the amount of $6,789,000 were transferred to the Bank as capital. Since the Bank opened, it has consistently, from year to year, had substantial growth. All per share data has been adjusted for the two for one common stock split effective April 29, 1998 and the two for one common stock split effective April 28, 1999. Since the date of opening, the Bank, and now collectively with the Company, has grown to 214 employees (209 full time equivalent), of which 197 are full time. One third of the employees are directly involved in the origination, underwriting and processing of SBA loans. Additional support staff is required to service the SBA loans after they are funded. All employees are employed at the Bank. It is anticipated that growth will remain strong for 2003. Projected growth in 2003 will be associated with the continued maturation of the branch system, two of which were opened during 2001. The full service office in Murrieta was opened on January 11, 2001 and the loan production office in El Cajon converted to a full service branch on June 18, 2001. The SBA department expanded considerably in 2001 and 2002, with loan production offices now located in Chico, CA; Fresno, CA; Santa Ana, CA; Sherman Oaks, CA; Anaheim Hills, CA; St. Petersburg, FL; Coral Springs, FL; Jacksonville, FL; Atlanta, GA; Bethesda, MD; Raleigh, NC; Greenville, SC; Bellevue, WA and Knoxville, TN. In the third quarter of 2002, a real estate department that concentrates on single family residence tract lending began operating. The department is located in Corona, California. In late 1998, staffing increased due to the addition of a full service office in Fallbrook, California, and in the third quarter of 1999 staffing increased due to the addition of a full service office in Escondido, California. In 2000, staffing increased due to the addition of the Mortgage department in Temecula and anticipatory staffing of the Murrieta office. The Mortgage department originates FHA, VA, and conventional mortgages and sells them in the secondary market.

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

FINANCIAL CONDITION

Assets
------

Total assets increased from $256,799,791 at June 30, 2002 to $310,289,097 at December 31, 2002 and to $387,839,345 at June 30, 2003. Effectively, all of the increase in the first six months of 2003 was in loans outstanding, Fed Funds Sold, due from banks, other real estate owned, and SBA servicing assets. Total loans, excluding loans held for sale, increased from $249,848,814 at year-end 2002 to $312,514,149 at June 30, 2003, a $62,665,335 or 25.1% increase due to increased SBA and tract lending. The loan portfolio composition is primarily construction, commercial and real estate secured loans. The rate of loan growth should continue to be strong for 2003, due to the SBA loan production offices that have not yet reached their expected production levels, and due to the addition of the real estate tract-lending department.

Investments
-----------

Investments, which exclude Federal Reserve Bank and Federal Home Loan Bank stock, increased from zero at December 31, 2002 to $11,000,000 at June 30, 2003. The increase in the first half of 2003 is largely attributable to various CD promotions that attracted more than $76 million in new money to fund the $51,241,109 increase in loans and the repayment of a $10 million advance from the Federal Home Loan Bank.

Allowance for Loan Losses
-------------------------

The allowance for loan losses increased from $3,017,395 at December 31, 2002 and to $3,000,021 at March 31, 2003 and to $3,188,882 at June 30, 2003. The
allowance was 1.11% at December 31, 2002 and 0.99% at June 30, 2003. The large increase in the provision in 2002 was due to the increase in SBA lending and the general overall growth of the loan portfolio. The provision was $500,000 in the first half of 2003, with net chargeoffs of $328,513. Management considers, through quarterly analysis, the allowance to be adequate and expects it will continue to add to this reserve for the remainder of the year as the loan portfolio balance increases. The analysis considers general factors such as changes in lending policies and procedures, economic trends, loan volume trends, changes in lending management and staff, trends in delinquencies, nonaccruals and charge-offs, changes in loan review and Board oversight, the effects of competition, legal and regulatory requirements and factors inherent to each loan pool.


                       Summary of Allowance for Loan Loss

                                   2001              2002              2003
                                   ----              ----              ----

Beginning Balance               927,509         1,239,308         3,017,395

   Chargeoffs                    88,201           707,455           341,770
   Recoveries                         0            25,542            13,257
   Provision                    400,000         2,460,000           500,000
                                -------         ---------           -------

Ending Balance                1,239,308         3,017,395         3,188,882
                              =========         =========         =========



At June 30, 2003, there were $3,542,590 of non-accrual loans, of which $3,058,546 is guaranteed by the SBA. The Bank also had other real estate owned
(REO) of $1,336,036, of which $851,000 is attributable to a gas station/mini-mart in Riverside County and $485,036 attributable to a commercial property in Colorado. The Bank had $1,454,888 of non-accrual loans as of June 30, 2002, of which $1,301,240 was guaranteed by the SBA.

                   NON-CURRENT LOANS & OTHER REAL ESTATE OWNED


                                                        Government
 June 30, 2003                       Gross Balance      Guaranteed         Net Balance
 ------------------------------    ---------------    ---------------    ---------------

          30 - 89 Days Past Due           152,595                ( 0)           152,595
   90+ Days Past Due & Accruing                 0                ( 0)                 0
                    Non-Accrual         3,542,590         (3,058,546)           484,044
                                   ---------------    ---------------    ---------------

                     Sub- Total         3,695,185         (3,058,546)           636,639

  Other Real Estate Owned (REO)         1,336,036                ( 0)         1,336,036
                                   ---------------    ---------------    ---------------

                          Total         5,031,221         (3,058,546)         1,972,675
                                   ===============    ===============    ===============

 June 30, 2002
 ------------------------------

          30 - 89 Days Past Due                 0                ( 0)                 0
   90+ Days Past Due & Accruing           190,806          ( 144,105)            46,701
                    Non-Accrual         1,454,888         (1,301,240)           153,648
                                   ---------------    ---------------    ---------------

                     Sub- Total         1,645,694         (1,445,345)           200,349

  Other Real Estate Owned (REO)                 0                ( 0)                 0
                                   ---------------    ---------------    ---------------

                          Total         1,645,694         (1,445,345)           200,349
                                   ===============    ===============    ===============



Other Assets
------------

The ratio of interest earning assets to total assets was 88.12% in 2001, 86.76% in 2002 and 87.33% for the first half of 2003. The target is to keep this ratio above 90%, but has remained below that level due to the increase in SBA servicing asset, the related SBA interest only strip receivable, and the cash surrender value of life insurance. The SBA servicing asset was $1,538,437, the SBA I/O strip receivable was $4,136,809 and the cash surrender value of life insurance was $2,832,254 at December 31, 2001. At December 31, 2002, the SBA servicing asset was $3,763,779, the SBA I/O strip receivable was $13,120,093 and the cash surrender value of life insurance was $3,983,183. At June 30, 2003, the SBA servicing asset was $4,874,235, the SBA I/O strip receivable was $16,923,447 and the cash surrender value of life insurance was $4,676,483. Even though these assets are not considered interest bearing for net interest margin purposes, they do produce, or are related to, income that is part of non-interest income.

Liabilities
-----------

Deposits increased from $172,928,225 at December 31, 2001 to $269,321,220 at December 31, 2002 and to $352,357,451 at June 30, 2003. During the first half of 2003, total deposits increased $83,036,231 due to money market and NOW accounts decreasing $7,086,417 and certificate of deposits (CD's) increasing $71,461,292. Demand Deposits comprised over 36% of the deposits in 2001, 31% in 2002 and 28% at June 30, 2003. The increase in the ratio of certificates of deposits to total deposits is due to CD promotions in 2002 and 2003 to fund the rapid loan growth. More than 53.7% of deposits have balances of $100,000 or more. No one customer has balances that exceed 10% of the deposits of the Bank. The Bank depends on core deposits as a source of funds for the loan portfolio. Consequently, the Bank tries to attract solid core accounts yet maintain a reasonable funding cost. The core deposit base was helped by the addition of the Murrieta and El Cajon branches in 2001 and the continued deposit increases at all five branches. The Bank will continue to solicit core deposits to diminish reliance on volatile funds.

At December 31, 2002, there was $10,000,000 in short-term advances from the Federal Home Loan Bank. The borrowing had a rate of 1.05% and matured on January 2, 2003. The borrowing capacity at the Federal Home Loan Bank as of December 31, 2002 was $19,057,235, and at June 30, 2003 was $22,361,278.

On June 26, 2002, the Company borrowed $7,000,000 by means of a pooled Trust Preferred Note. The note carries a floating rate of the three-month LIBOR plus 3.45%, or currently 4.46%. The up front cost of the borrowing was $211,000 and is being amortized to interest expense over five years, which is the end of prepayment penalty period. The note has a thirty-year maturity. The net amount of $6,789,000 was transferred to the Bank as capital. The Company can treat the Trust Preferred borrowing as tier one capital up to 25% of other tier one capital, with the remainder treated as tier two capital. At June 30, 2003, all of the Trust Preferred borrowing qualified as tier one capital.

Capital
-------

Total capital was $24,291,632 at June 30, 2003, $19,616,203 at December 31,
2002, and $16,876,639 at June 30, 2002. For 2002, the $4,512,259 increase equaled 30% and consisted of $4,191,054 of net income, $154,635 on the exercise of stock options and $166,570 on the exercise of warrants. For the first quarter of 2003, the $2,018,213 increase was due to $1,495,279 in net income, $426,674 on the exercise of stock options, and $96,260 on the exercise of warrants. For the second quarter of 2003, the $2,657,216 increase was due to $1,848,680 in net income, $93,301 on the exercise of stock options, and $715,235 on the exercise of warrants. The common stock offering in 2001 was for 800,000 common stock shares at $5.00 per share, equaling $4,000,000 in proceeds that was reduced by $41,290 in offering costs. Associated with the offering were 200,000 warrants that give the holder of each warrant the right to buy one share of common stock at $5.00 before the expiration date of June 23, 2003. In 2001, 2,529 of the 200,000 warrants were exercised, 33,314 in 2002 and 162,299 in the first half of 2003. All but 1,858 of the warrants were exercised.

Total risk based capital was 12.58%, the tier one risk based ratio was 10.42%, and the tier one leverage ratio was 9.08% at June 30, 2002, compared to a total risk based capital of 10.61% and tier one capital of 8.00% at December 31, 2002. At June 30, 2003 the total risk based capital ratio was 10.34%, the tier one risk based capital was 9.37%, and the tier one leverage ratio was 8.33%. At December 31, 2002 and June 30, 2003 the Bank and the Company were in the regulatory "well capitalized" category.

RESULTS OF OPERATIONS

Net Income
----------

For the second quarter of 2003, the Company earned $1,848,680, compared to $1,033,479 in 2002. For the first half of 2003 the Company earned $3,343,959 compared to $1,663,028 in 2003. Net income per basic share for the second quarter was $.48 in 2003 compared to $.28 in 2002 and for the first half of 2003 was $.88 compared to .45 in 2002. Net income per diluted share was $.42 per share in the second quarter of 2003 compared to $.24 in 2002 and for the first half of 2003 was $.77 compared to $.39 in 2002. The return on average assets was 2.00% for the second quarter of 2003, compared to 1.81% for the second quarter of 2002. For the first half the return on average assets was 1.90% in 2003, compared to 1.58% for 2002. The return on average equity was 32.67% for the second quarter of 2003, compared to 26.47% for the first half of 2002 and 31.06% for the first half of 2003 compared to 21.00% for 2002. The 2002 earnings were significantly affected by the sale of loans in the secondary market, most of which are SBA and mortgage loans. The sales of the SBA loans are expected to continue at this level for the remainder of the year. Mortgage loans sales are also expected to stay strong. The net interest margin has stabilized after the 4.75% Federal Reserve Bank rate reductions in 2001 the .50% reduction in November 2002 and the .25% reduction in June 2003. Net income in the first quarter and second quarter of 2003 was increased by the sale of the unguaranteed portion of SBA loans. These sales increased net income before taxes by $595,817 or $350,612 after taxes in the second quarter of 2003 compared to $595,110 or $350,196 after taxes in the second quarter of 2002. For the first half, these sales accounted for $1,108,013 or $652,017 after tax in 2003 and $595,110 or $350,196 after taxes in 2002. There were no such sales in the first quarter last year. These sales are expected to continue for the remainder of the year. The expansion of the SBA department and the establishment of the full service office in El Cajon had a substantial negative effect on earnings in 2001, but in 2002 and 2003 had a positive effect on earnings. The startup costs associated with the establishment of the real estate tract lending department had a negative effect on earnings in the second half of 2002, but is positive in 2003.

Stock-Based Compensation
------------------------

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


Had compensation cost for the Bank's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Bank's net income and earnings per share for the half would have been reduced the pro forma amounts indicated on the following schedule.


                                                                      Period Ending June 30

                                                    3 Mos.           6 Mos.           3 Mos.           6 Mos.
                                                     2003             2003             2002            2002
                                                --------------- ----------------- --------------- ----------------

Net Income as reported                              $1,848,680        $3,343,959      $1,033,479       $1,663,028

Stock based compensation using the Intrinsic
 Value Method                                            2,669             5,338           2,669            5,338
Stock based compensation that would have been
 reported                                             ( 56,398)        ( 112,796)       ( 78,679)       ( 157,358)
                                                --------------- ----------------- --------------- ----------------
Pro Forma Net Income                                $1,794,951        $3,236,501        $957,469       $1,511,008
                                                =============== ================= =============== ================

Basic per share as reported                               $.48              $.88            $.28             $.45
Basic per share pro forma                                 $.47              $.85            $.27             $.41

Diluted per share as reported                             $.42              $.77            $.24             $.39
Diluted per share pro forma                               $.41              $.75            $.22             $.36


Net Interest Earnings
---------------------

Net interest income was $3,215,244 in the second quarter of 2002, compared to $4,581,746 in 2003 and $6,035,821 for the first half of 2002 compared to $8,663,702 in 2003. For the second quarter of 2003 the net interest margin was 5.68%, compared to 6.54% in 2002. The net interest margin decreased in 2001 and 2002 due to the Federal Reserve Bank rate reductions of 4.75% in 2001, 0.50% in late 2002 and .25% in late June 2003. The loan to deposit ratio decreased slightly from 93.55% at June 30, 2002, and to 91.48% at June 30, 2003. The net interest margin was also helped by a healthy average of 27.67% DDA to total deposits ratio for the first half of 2003 and 28.42% at June 30, 2003 compared to 30.78% at June 30, 2002. The yield on loans decreased from 8.04% for the second quarter of 2002 to 7.50% for the second quarter of 2003. Rate floors are on more than $146 million of variable rate loans to mitigate the effects of Federal Reserve rate reductions. The yield on investments, which are all in federal funds sold, US Treasuries and FRB/FHLB stock, for the second quarter of 2003 was 1.66%, compared to 2.21% in 2002. The cost of interest bearing deposits was 1.78% in 2002 and 1.93% in the second quarter of 2003. The increase in 2003 is due to a higher CD deposit balances. The cost of other borrowings, which consisted of Federal Funds purchased, Federal Home Loan Board advances and Trust Preferred borrowing was 2.00% for the second quarter of 2002 and 5.40% in 2003. The increase in the cost of other borrowings in 2003 is due to only five days of trust preferred borrowing in the second quarter of 2002.

The Bank tries to maximize the percentage of assets it maintains as interest earning assets, with the goal of maintaining at least 90% in that category. Effectively, all of the increase in non-interest earning assets in 2002 and 2003 was in the cash surrender value of life insurance (BOLI), the SBA servicing and SBA I/O strip receivable assets. The servicing assets are tested for impairment by computing the net present value of the amount of servicing income over the expected average life of the loan. Normal servicing (adequate compensation), in accordance with industry standards, is 40 basis points of the principal balance sold. The expected life assumes either 25 or 30 percent of the note life, depending on the term of the note. The Company's average life of loans sold has been higher than the 30% assumption, giving the calculation a conservative bias. For the first half of 2003, $2,572,235 was collected for servicing, the asset amortization was $1,730,998 and the SBA related servicing assets increased $4,913,810. The increase in the SBA loan servicing assets was due to the sale of $59,341,679 in 7A loans during 2003. For the full year of 2002, $2,673,768 was collected for servicing, the asset amortization was $1,462,018 and the SBA related servicing assets increased $11,208,626 or 197.5%. The increase in the SBA loan servicing assets was due to the sale of $108,212,760 in 7A loans during 2002.The servicing calculations contain certain assumptions such as expected life of the loan and the discount rate used to compute the present value of future cash flows. The exposure of the loan life assumption is if loans prepay faster than expected. The exposure to the discount rate assumption is if prime rate adjusts severely and permanently. Such exposure can cause adjustments to the income statement. The Bank, on a quarterly basis, considers the servicing assets and I/O strip receivable to be fairly valued. Asset quality is a continual primary focus of the Bank, and even though risk is an integral part of the banking industry, it is the policy of the Bank's management to actively manage the risk, without sacrificing long-term stability with short-term profits.

The table below summarizes the repayment rates for national SBA pools based on their maturities:

                           SBA Pools - Constant Prepayment Rates
                                    Variable Rate Pools

                     < 8 Yr        8 - 11 Yr        11 - 16     16 - 21 Yr       > 21 Yr
   Issue Date       Life CPR       Life CPR        Yr Life        Life CPR       Life CPR
   ----------       --------       --------           -----       --------       --------
                                                      CPR
      2001            13.3           11.5             8.2           10.8           8.4
      2000            15.7           12.9            11.5           14.4           13.1
      1999            16.6           14.6            13.0           14.6           15.2
      1998            16.5           14.8            16.3           13.2           16.5
      1997            16.4           14.8            16.2           17.2           18.0


     The following schedule displays the WAL for each SBA pool after applying the CPRs identified above:

                  Original Maturity       WAL (Yrs.)
                  -----------------       ----------
                          < 8 Years          1.7
                       8 - 11 Years          2.6
                      11 - 16 Years          4.0
                      26 - 21 Years          4.6
                         > 21 Years          6.0


     Based on assessing each component, our estimated discount rates for each Bank SBA pool is as follows:

     Original Maturity     Disc Rt Excess         Disc Rt I/O
     -----------------     --------------         -----------
             < 8 Years          8.24%                8.24%
          8 - 11 Years          8.52%                8.52%
         11 - 16 Years          9.04%                9.04%
         26 - 21 Years          9.32%                9.32%
            > 21 Years          9.74%                9.74%

Provision for Loan Loss
-----------------------

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

The provision was $400,000 in 2001 and $2,460,000 in 2002 and $500,000 for the
first six months of 2003. The large increase in the provision in 2002 was due to the large increase in loans outstanding as well as the substantial increase in SBA loans. The Bank plans to continue to sell the unguaranteed portion of SBA 7A loans to mitigate the risk associated with these loans.

Non-Interest Income
-------------------

Non-interest income contributed significantly to the earnings of the Bank in the first three months of 2003, as it did in 2002 and 2001. Service charges decreased from $478,214 in 2002 to $411,035 in 2003 due to an increased number of accounts offset by a decrease in non-sufficient funds service charges. Other income increased from $2,461,271 for the half of 2002 to $4,272,309 in 2003, due mainly to higher loan volume, higher SBA loan servicing income, and higher mortgage loan broker income, with unamortized loan fees also contributing to the total. SBA net loan servicing income increased from $373,637 in the first half of 2002 to $787,226 in 2003 due to the increase in the servicing portfolio. The gain on sale of loans was $6,818,128 in the first half of 2003 compared to $4,050,624 in 2002. The 2003 increase was due to significantly higher SBA and mortgage loan sales. The SBA loan sales are expected to continue at this pace for the remainder of the year and the mortgage loan sales will slow as rates rise.

Non-Interest Expense
--------------------

Non-interest expense was $7,428,364 in the second quarter of 2003 compared to $5,102,259 in 2002 and $14,006,243 for the first half of 2003 compared to $9,672,487 for 2002. Salaries and benefits increased from $5,744,805 in the first half of 2002 to $9,961,211 for the same period in 2003 due to the continued expansion of the SBA department, the addition of the real estate tract lending department and to support the general expansion of the company. Other expenses increased from $3,063,663 in the first half of 2002 to $3,065,386 in 2003 due to higher loan volume, processing expenses and the opening of loan production offices offset by operating efficiencies.

Income Taxes
------------

Income tax expense totaled $1,130,415 for the first six months of 2002 and $2,314,972 for the first six months of 2003. For the full year of 2001 the effective rate was 40.0%, for the full year of 2002 the effective rate was 40.7% and for the first six months of 2003 it was 40.9%. Deferred tax assets totaled $818,363at June 30, 2002, $1,728,000 at December 31, 2002 and $1,728,000 at June
30, 2003. Over half of the deferred tax asset is due to the tax deductibility timing difference of the provision for loan loss.

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

The Bank's cash position is determined on a daily basis and on a monthly basis a liquidity analysis and asset/liability management analysis are performed. The Bank maintains Federal Funds lines of credit of $10,000,000 at correspondent banks for short-term liquidity. In addition, the Bank was approved on July 31, 2001 for membership to the Federal Home Loan Bank. The Bank has borrowing capacity at the FHLB that will fluctuate with the loan balances that are pledged as collateral. At December 31, 2002, the borrowing capacity was $19,057,235 and $22,361,278 at June 30, 2003. Throughout 2002 and 2003, a positive liquidity position was maintained, but not at a level where profits would have been diminished.

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

OFF BALANCE SHEET COMMITMENTS

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

As of June 30, 2003 and December 31, 2002, the Company had the following outstanding financial commitments whose contractual amount represents credit risk:

                                         2003           2002
                                         ----           ----

Commitments to Extend Credit           138,261,000    108,046,000
Letters of Credit                        1,256,000      1,444,000
                                     -------------  -------------
                                       139,517,000    109,490,000


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments to guarantee the performance of a Company customer to a third party. Since many of the commitments and standby letters of credit are expected to expire without being drawn upon, the total amounts do not necessarily represents future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company is based on management's credit evaluation of the customer.


Item 3 - Controls and Procedures
--------------------------------

Based on their evaluation as of a date within 90 days of the filing of this Form 10-QSB, the Bancorp's Chief Executive Officer and Chief Financial Officer have concluded that the Bancorp's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Bancorp files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Bancorp's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION


Item 1.           Legal Proceedings
                  -----------------

         As of June 30, 2003 the Company is not party to any litigation which is considered likely to have a material adverse effect on the Company.

Item 2.           Changes in Securities and Use of Proceeds
                  -----------------------------------------

         Temecula Valley Bancorp Inc. was formed on June 3, 2002 as a one-bank holding company for Temecula Valley Bank, N.A. On that date each share of Bank common stock (par value $1.25, symbol TMUL.OB) was exchanged (the "Exchange") for one share of Company common stock (par value $.001, symbol TMCV.OB). The authorized number of shares remains at 40,000,000. Temecula Valley Bancorp Inc. is incorporated in the state of Delaware. The Exchange was exempt under section 3(a)(12) of the Securities Act of 1933, as amended, due to the fact the Company securities were issued in connection with the acquisition by a bank holding company under section 3(a) of the Bank Holding Company Act of 1956. Warrants to purchase common stock were issued in connection with the Exchange. The warrant certificate is an exhibit to Company's Form 8-A 12G filed on June 3, 2002 and provides that each warrant share be converted into one of common stock upon the exercise of $5.00 per warrant. The warrants expired on June 23, 2003.

Item 4.           Submission of Matters to Security Holders
                  -----------------------------------------

On April 17, 2003 proxy information was mailed to shareholders regarding the May 20, 2003 annual meeting of shareholders.

Item 5.           Other Information
                  -----------------

         None

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

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

31. Certifications pursuant to Section 302 of the Sabanes-Oxley Act of 2002

(b) Reports on Form 8-K

32. Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

            A current report on Form 8-K dated April 14, 2003 was filed by the Company with the Securities and Exchange Commission that reported a press release concerning earnings for the quarter ended March 31, 2003.

            A current report on Form 8-K dated May 9, 2003 was filed by the Company with the Securities and Exchange Commission that reported a press release stating Temecula Valley Bancorp was rated for "Super Premier Performance" by The Findley Reports.

             A current report on Form 8-K dated June 6, 2003 was filed by the Company with the Securities and Exchange Commission that reported a press release stating Temecula Valley Bank was awarded a "Elite Blue Ribbon" rating by Veribanc Inc..

             A current report on Form 8-K dated June 24, 2003 was filed by the Company with the Securities and Exchange Commission that reported a press release stating Temecula Valley Bank hired Jerry Van Dyke as Executive Vice President/North County Regional Manager

             These Form 8-K's are available on-line at www.sec.gov.




                                   SIGNATURES

         Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.




                          Temecula Valley Bancorp Inc.



                           By: /s/ Stephen H. Wacknitz


Date:  August 13, 2003     -------------------------------------
                           Stephen H. Wacknitz,
                           Chief Executive Officer and President
                           Chairman of the Board




                            By: /s/ Donald A. Pitcher

Date:  August 13, 2003      -------------------------------------
                            Donald A. Pitcher,
                            Senior Vice President, Secretary
                            Chief Financial Officer