Form 10QSB
period 2003-09-30
TEMECULA VALLEY BANCORP INC
filed 2003-11-14
CIK 1172678

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-QSB
(Mark One)

  [ X ]     QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

                   For the quarterly period ended:    September 30, 2003


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


                                    Yes X      No
                                       ---


As of November 12, 2003, there were 4,065,957 shares of the Registrant's common stock, $0.001 par value per share, outstanding.

(Traditional Small Business Disclosure Format (check one):  Yes        No   X )
                                                                           ---

This Form 10-QSB contains 21 pages.
Exhibit Index:  Page 16


                               PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                            TEMECULA VALLEY BANCORP INC.

                        STATEMENT OF FINANCIAL CONDITION
                    September 30, 2003 and December 31, 2002
                                   (UNAUDITED)


                                                                         2003               2002
                                                                   -------------------------------------
ASSETS

Cash and Due from Banks                                                  $11,792,957        $12,180,415
Federal Funds Sold                                                         6,220,000                  0
                                                                   -------------------------------------
   Total Cash and Cash Equivilents                                       $18,012,957        $12,180,415

Due from Banks - Time                                                              0                  0

Securities Held to Maturity - U.S. Treasuries                                      0                  0

Loans Held for Sale:                                                      19,046,726         22,916,776

Loans:
   Commercial                                                             38,636,664         44,975,966
   Real Estate - Construction                                            108,127,249         61,568,251
   Real Estate - Other                                                   189,443,204        138,849,220
   Consumer and Other                                                      3,479,269          4,455,377
                                                                   -------------------------------------
                                         TOTAL LOANS                     339,686,386        249,848,814

Net Deferred Loan Fees                                                    (1,905,396)        (1,339,764)
Allowance for Loan Losses                                                 (3,371,272)        (3,017,395)
                                                                   -------------------------------------
                                             NET LOANS                   334,409,718        245,491,655

Federal Reserve & Home Loan Bank Stock, at Cost                              962,200          1,460,050

Other Real Estate Owned                                                    1,336,036                  0

Premises and Equipment                                                     2,126,175          2,335,139
Cash Surrender Value of Life Insurance                                     4,723,133          3,983,183
Tax Deferred Assets                                                        1,728,000          1,728,000
SBA Servicing Assets                                                       5,571,993          3,763,779
SBA Interest-Only Strips Receivable                                       18,883,704         13,120,093
Accrued Interest and Other Assets                                          4,028,554          3,310,007
                                                                   -------------------------------------

                                                                        $410,829,196       $310,289,097
                                                                   =====================================

                          TEMECULA VALLEY BANCORP INC.

                        STATEMENT OF FINANCIAL CONDITION
                    September 30, 2003 and December 31, 2002
                                   (UNAUDITED)





                                                                             2003              2002
                                                                      -------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-Bearing Demand                                               $108,136,339       $85,324,384
   Money Market and NOW                                                       60,067,199        62,160,520
   Savings                                                                    34,837,044        29,958,463
   Time Deposits Under $100,000                                               81,534,785        40,489,348
   Time Deposits $100,000 and Over                                            80,732,328        51,388,505
                                                                      -------------------------------------
                                            TOTAL DEPOSITS                   365,307,695       269,321,220

Federal Funds Purchased                                                                0                 0
Federal Home Loan Bank Advances                                                        0        10,000,000
Trust Preferred Securities                                                    12,000,000         7,000,000

Accrued Interest and Other Liabilities                                         6,294,798         4,351,674
                                                                      -------------------------------------
                                         TOTAL LIABILITIES                   383,602,493       290,672,894



Shareholders' equity:
   Common Stock - $.001 Par Value Authorized 40,000,000
     Shares;   Issued and Outstanding 3,723,323 Shares at
     12/31/2002 and 4,043,807 Shares at 09/30/2003                                 4,044             3,723
   Surplus                                                                    13,752,759        11,866,032
   Retained Earnings                                                          13,469,900         7,746,448
                                                                      -------------------------------------
                         TOTAL SHAREHOLDERS' EQUITY                           27,226,703        19,616,203
                                                                      -------------------------------------


                                                                            $410,829,196      $310,289,097
                                                                      =====================================




                                           TEMECULA VALLEY BANCORP INC.

                                             STATEMENT OF INCOME
                                                 (UNAUDITED)

                                                                  Three Months Ended                 Nine Months Ended
                                                                     September 30,                     September 30,
                                                                 2003             2002             2003             2002
                                                           --------------------------------------------------------------------
INTEREST INCOME
   Interest and Fees on Loans                                    $6,335,067       $4,345,933      $17,335,478      $11,459,749
   Interest on HTM Securities - U.S. Treasuries                         220              960              220            2,851
   Interest on Due from Banks - Time                                      0                0                0                0
   Interest on FRB/FHLB Stock                                        14,645           14,403           49,100           30,381
   Interest on Federal Funds Sold                                    17,182           45,877          106,334           95,032
                                                           --------------------------------------------------------------------
    TOTAL INTEREST INCOME                                         6,367,114        4,407,173       17,491,132       11,588,013

INTEREST EXPENSE
   Interest on Money Market and NOW                                 116,965          174,395          436,303          444,838
   Interest on Savings Deposits                                      45,437           66,946          149,322          170,828
   Interest on Time Deposits                                        953,189          565,727        2,771,682        1,286,876
   Interest on Federal Funds Purchased                                    0              224              878            3,498
   Interest on FHLB Advances                                          4,036           33,003           32,295           74,157
   Interest on Trust Preferred Borrowing                             99,492          106,022          288,955          111,139
                                                           --------------------------------------------------------------------
  TOTAL INTEREST EXPENSE                                          1,219,119          946,317        3,679,435        2,091,336
                                                           --------------------------------------------------------------------

        NET INTEREST INCOME                                       5,147,995        3,460,856       13,811,697        9,496,677

   Provision for Loan Losses                                        150,000          375,000          650,000          935,000
                                                           --------------------------------------------------------------------

            NET INTEREST INCOME AFTER
             PROVISION FOR LOAN LOSSES                            4,997,995        3,085,856       13,161,697        8,561,677

NON-INTEREST INCOME
   Service Charges and Fees                                         193,218          238,399          604,253          716,613
   Gain on Sale of Loans/Assets                                   4,160,363        2,263,861       10,978,491        6,314,485
   Fees, and Other Income                                         2,070,551        1,340,621        6,342,860        3,801,892
                                                           --------------------------------------------------------------------
          TOTAL NON-INTEREST INCOME                               6,424,132        3,842,881       17,925,604       10,832,990
                                                           --------------------------------------------------------------------

NON-INTEREST EXPENSE
   Salaries and Employee Benefits                                 5,076,043        3,382,578       15,037,254        9,127,383
   Occupancy Expenses                                               312,429          264,190          875,932          729,240
   Furniture and Equipment                                          220,571          218,143          636,714          617,112
   Other Expenses                                                 1,790,171        1,792,177        4,855,557        4,855,840
                                                           --------------------------------------------------------------------
          TOTAL NON-INTEREST EXPENSE                              7,399,214        5,657,088       21,405,457       15,329,575
                                                           --------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                        4,022,913        1,271,649        9,681,844        4,065,092

   Income Taxes                                                   1,643,420          514,152        3,958,392        1,644,567
                                                           --------------------------------------------------------------------

              NET INCOME                                         $2,379,493         $757,497       $5,723,452       $2,420,525
                                                           ====================================================================

Per Share Data:
Net Income - Basic                                                    $0.60            $0.21            $1.48            $0.66
                                                           ====================================================================
Net Income - Diluted                                                  $0.53            $0.17            $1.32            $0.57
                                                           ====================================================================
Average Number of Shares Outstanding                              3,990,273        3,691,534        3,860,273        3,676,025
                                                           ====================================================================
Average Number of Shares and Equivilents                          4,462,718        4,350,528        4,328,319        4,281,709
                                                           ====================================================================


                             STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                                                     Nine Months Ended September 30,
                                                                                        2003                 2002
                                                                                 -----------------------------------------
OPERATING ACTIVITIES
   Net Income                                                                             $5,723,452           $2,420,525
   Adjustments to Reconcile Net Loss to Net
      Cash used by Operating Activities:
         Depreciation and Amortization                                                     3,452,630            1,469,850
         Provision for Loan Losses                                                           650,000              935,000
         Decrease (Increase) of Deferred Tax Asset                                                 0                    0
         Gain on Loan Sales                                                              (10,974,941)          (6,315,320)
         Loans Originated for Sale                                                      (183,487,804)        (133,420,718)
         Proceeds from Loan Sales                                                        191,174,010          137,559,275
         Increase in Cash Surrender Value of Life Insurance                                 (139,950)            (105,300)
         Net Change in Other Assets  and Liabilities                                      (9,348,731)          (8,832,733)
                                                                                 -----------------------------------------
   NET CASH USED BY OPERATING ACTIVITIES                                                  (2,951,334)          (6,289,421)
                                                                                 -----------------------------------------

INVESTING ACTIVITIES
   Net (Increase)/Decrease in Interest - Bearing Deposits                                          0                    0
   Net Purchases of Investments                                                             (150,000)                (125)
   Repayment (Purchases) of FRB/FHLB Stock                                                   497,850             (541,200)
   Maturity of Investments                                                                   150,000                    0
   Net Increases in Loans                                                                (83,745,314)         (78,026,050)
   Purchase of Life Insurance                                                               (600,000)                   0
   Purchases of Premises and Equipment                                                      (258,633)            (511,605)
   Proceeds from Sale of Premises and Equipment                                               16,450               35,313
                                                                                 -----------------------------------------
   NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                      (84,089,647)         (79,043,667)
                                                                                 -----------------------------------------

FINANCING ACTIVITIES
   Net Increases in Demand, NOW,Money Market and Savings Accounts                         25,597,215           30,414,948
   Net Increases in Time Deposits                                                         70,389,260           34,384,925
   Net Increases/(Decreases) in Borrowings                                                (5,000,000)          17,000,000
   Proceeds from the Exercise of Stock Warrants                                              811,495              125,885
   Proceeds from the Exercise of Stock Options                                             1,075,553               73,157
                                                                                 -----------------------------------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                              92,873,523           81,998,915
                                                                                 -----------------------------------------

NET INCREASE IN CASH AND CASH EQUIVILENTS                                                  5,832,542           (3,334,173)

   Cash and Cash Equivilents at Beginning of Period                                       12,180,415           26,125,894

                                                                                 -----------------------------------------
CASH AND CASH EQUIVILENTS AT END OF PERIOD                                               $18,012,957          $22,791,721
                                                                                 =========================================

Supplemental Disclosures of Cash Flow Information:
   Interest Paid                                                                         $ 3,650,927          $ 2,238,078
   Income Taxes Paid                                                                     $ 4,982,328          $ 2,385,090
   Loans Transferred to Other Real Estate Owned                                          $ 1,336,036                  $ -



                                                    TEMECULA VALLEY BANCORP INC.

                                       STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                            For the Period beginning December 31, 2001 and ending September 30, 2003
                                                          (UNAUDITED)

                                                              Common                           Retained
                                               Shares         Stock           Surplus          Earnings          Total
                                             ---------      ---------        --------          ---------         -----

Balance at December 31, 2001                 3,663,162           $3,663      $11,544,887       $3,555,394      $15,103,944

Exercise of Options                             26,847               26          154,609                           154,635
   Including the Realization
   of Tax Benefits of $32,123

Exercise of Warrants                            33,314               34          166,536                           166,570

Net Income                                                                                      4,191,054        4,191,054
                                          ---------------------------------------------------------------------------------

Balance at December 31, 2002                 3,723,323           $3,723      $11,866,032       $7,746,448      $19,616,203

Exercise of Options                             58,536               59          426,615                           426,674
   Including the Realization
   of Tax Benefits of $101,721

Exercise of Warrants                            19,252               19           96,241                            96,260

Net Income                                                                                      1,495,279        1,495,279
                                          ---------------------------------------------------------------------------------

Balance at March 31, 2003                    3,801,111           $3,801      $12,388,888       $9,241,727      $21,634,416

Exercise of Options                             19,157               19           93,282                            93,301

Exercise of Warrants                           143,047              143          715,092                           715,235

Net Income                                                                                      1,848,680        1,848,680
                                          ---------------------------------------------------------------------------------

Balance at June 30, 2003                     3,963,315           $3,963      $13,197,262      $11,090,407      $24,291,632

Exercise of Options                             80,492               81          555,497                           555,578
   Including the Realization
   of Tax Benefits of $173,871

Net Income                                                                                      2,379,493        2,379,493
                                          ---------------------------------------------------------------------------------

Balance at September 30, 2003                4,043,807           $4,044      $13,752,759      $13,469,900      $27,226,703
                                          =================================================================================


                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003

    1) In the opinion of management of Temecula Valley Bancorp Inc. ("Bancorp"), the enclosed unaudited financial statements contain all adjustments ( consisting only of normal, recurring accruals) necessary to fairly present the financial position of the Bancorp on September 30, 2003. These financial statements do not include all disclosures associated with the Bancorp's annual financial statements and, accordingly, should be read in conjunction with such statements.

    2) The results of operation for the nine month period ending September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

    5) On October 24, 2003 Temecula Valley Bancorp Inc. announced a 2 for 1 stock split to be voted on by a special shareholders' meeting to be held December 18, 2003 in Temecula, CA.

    6) On October 24, 2003 Temecula Valley Bancorp Inc.announced intention to reincorporate in California, which will also be voted on at a special shareholders' meeting to be held December 18, 2003 in Temecula, CA.

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

 OVERVIEW

This Management discussion is intended to provide additional information regarding the significant changes and trends in the Company's Financial Condition, Statement of Operations, Funds Management and Capital Planning. Commencement of operations of Temecula Valley Bank, N.A. ("Bank") was December 16, 1996. The Company, which became a one-bank holding company for the Bank, was formed on March 4, 2002, and the share exchange was on June 3, 2002. On that date one share of common stock of the Bank (Par value $1.25) was exchanged for one common share of the Company (par value $.001). On June 26, 2002, the Company participated in a Trust Preferred Securities pool in the amount of $7,000,000. The borrowing net proceeds in the amount of $6,789,000 were transferred to the Bank as capital. On September 17, 2003, the Company participated in a Trust Preferred Securities pool in the amount of $5,000,000. The borrowing proceeds in the amount of $5,000,000 were transferred to the Bank as capital. Since the Bank opened, it has consistently, from year to year, had substantial growth. All per share data has been adjusted for the two for one common stock split effective April 29, 1998 and the two for one common stock split effective April 28, 1999. Since the date of opening, the Bank, and now collectively with the Company, has grown to 199 employees (193 full time equivalent), of which 181 are full time. The staffing has decreased 16 full time equivalent since the end of the last quarter due to increased use of temporary staffing. One third of the employees are directly involved in the origination, underwriting and processing of SBA loans. Additional support staff is required to service the SBA loans after they are funded. All employees are employed at the Bank. It is anticipated that growth will remain strong for 2003. Projected growth in 2003 will be associated with the continued maturation of the branch system, two of which were opened during 2001. The full service office in Murrieta was opened on January 11, 2001 and the loan production office in El Cajon converted to a full service branch on June 18, 2001. The SBA department expanded considerably in 2001 and 2002, with loan production offices now located in Chico, CA; Fresno, CA; Sherman Oaks, CA; Anaheim Hills, CA; St. Petersburg, FL; Coral Springs, FL; Jacksonville, FL; Atlanta, GA; Gurnee, IL and Bellevue, WA. In the third quarter of 2002, a real estate department that concentrates on single family residence tract lending began operating. The department is located in Corona, California. In late 1998, staffing increased due to the addition of a full service office in Fallbrook, California, and in the third quarter of 1999 staffing increased due to the addition of a full service office in Escondido, California. In 2000, staffing increased due to the addition of the Mortgage department in Temecula and anticipatory staffing of the Murrieta office. The Mortgage department originates FHA, VA, and conventional mortgages and sells them in the secondary market.

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

 FINANCIAL CONDITION

Assets
------

Total assets increased from $274,848,777 at September 30, 2002 to $310,289,097 at December 31, 2002 and to $410,829,196 at September 30, 2003. Effectively, all of the increase in the first nine months of 2003 was in loans outstanding, Fed Funds Sold, other real estate owned, and SBA servicing assets. Total loans, excluding loans held for sale, increased from $249,848,814 at year-end 2002 to $339,686,386 at September 30, 2003, a $89,837,572 or 36.0% increase due to increased SBA, construction, and tract lending. The loan portfolio composition is primarily construction, commercial and real estate secured loans. The rate of loan growth should continue to be strong for 2003, due to the SBA loan production offices that have not yet reached their expected production levels, and due to the addition of the real estate tract-lending department.

Investments
-----------

Investments, which exclude Federal Reserve Bank and Federal Home Loan Bank stock, increased from zero at December 31, 2002 to $6,220,000 at September 30, 2003. The increase in the first nine months of 2003 is largely attributable to various CD promotions that attracted more than $84 million in new money to fund the $85,967,522 increase in loans and the net reduction of $5 million in borrowings.

Allowance for Loan Losses
-------------------------

        The allowance for loan losses increased from $3,017,395 at December 31, 2002 and to $3,371,272 at September 30, 2003. The allowance was 1.11% at December 31, 2002 and 0.94% at September 30, 2003. The large increase in the provision in 2002 was due to the increase in SBA lending and the general overall growth of the loan portfolio. The provision was $650,000 in the first nine months of 2003, with net chargeoffs of $296,123. Management considers, through quarterly analysis, the allowance to be adequate and expects it will continue to add to this reserve for the remainder of the year as the loan portfolio balance increases. The analysis considers general factors such as changes in lending policies and procedures, economic trends, loan volume trends, changes in lending management and staff, trends in delinquencies, nonaccruals and charge-offs, changes in loan review and Board oversight, the effects of competition, legal and regulatory requirements and factors inherent to each loan pool.


                       Summary of Allowance for Loan Loss

                                            2001                   2002                  2003
                                            ----                   ----                  ----

         Beginning Balance                 $927,509             $1,239,308            $3,017,395

            Chargeoffs                       88,201                707,455               341,770
            Recoveries                            0                 25,542                45,647
            Provision                       400,000              2,460,000               650,000
                                            -------              ---------                -------

            Ending Balance                $1,239,308            $3,017,395            $3,371,272
                                           =========             =========             =========


At September 30, 2003, there was $4,951,758 of non-accrual loans, of which $4,157,030 is guaranteed by the SBA. The Bank had $1,710,165 of non-accrual loans as of September 30, 2002, of which $809,604 was guaranteed by the SBA. The Bank also had other real estate owned (REO) of $1,336,036, of which $851,000 is attributable to a gas station/mini-mart in Riverside County and $485,036 attributable to a commercial property in Colorado. The $851,000 REO is expected to sell in October with no loss realized on the sale.

                   NON-CURRENT LOANS & OTHER REAL ESTATE OWNED




                                                                                           Government
         September 30, 2003                                     Gross Balance              Guaranteed         Net Balance
         ------------------                                     -------------               ----------         -----------

                                   30 - 89 Days Past Due          $1,195,112             (   $946,172)             $248,940
                            90+ Days Past Due & Accruing                   0             (          0)                    0
                                             Non-Accrual           4,951,758             (  4,157,030)              794,728
                                                                   ---------                ---------               -------

                                              Sub- Total           6,146,870             (  5,103,202)            1,043,668

                           Other Real Estate Owned (REO)           1,336,036             (          0)            1,336,036
                                                                   ---------              -----------             ---------

                                                   Total          $7,482,906              ($5,103,202)           $2,379,704
                                                                  ==========              ============           ==========

         September 30, 2002
         ------------------

                                   30 - 89 Days Past Due            $695,181             (   $298,400)             $396,781
                            90+ Days Past Due & Accruing                   0             (          0)                    0
                                             Non-Accrual           1,710,165             (    809,604)              900,561
                                                                   ---------               ----------               -------

                                              Sub- Total           2,405,346             (  1,108,004)            1,297,342

                           Other Real Estate Owned (REO)                   0             (          0)                    0
                                                                   ---------              ------------          -----------

                                                   Total          $2,405,346              ($1,108,004)           $1,297,342
                                                                  ==========              ============           ==========



Other Assets
------------

The ratio of interest earning assets to total assets was 88.12% in 2001, 86.76% in 2002 and 86.86% for the first nine months of 2003. The target is to keep this ratio above 90%, but has remained below that level due to the increase in SBA servicing asset, the related SBA interest only strip receivable, and the cash surrender value of life insurance. The SBA servicing asset was $1,538,437, the SBA I/O strip receivable was $4,136,809 and the cash surrender value of life insurance was $2,832,254 at December 31, 2001. At December 31, 2002, the SBA servicing asset was $3,763,779, the SBA I/O strip receivable was $13,120,093 and the cash surrender value of life insurance was $3,983,183. At September 30, 2003, the SBA servicing asset was $5,571,993, the SBA I/O strip receivable was $18,883,704 and the cash surrender value of life insurance was $4,723,133. Even though these assets are not considered interest bearing for net interest margin purposes, they do produce, or are related to, income that is part of non-interest income.

Liabilities
-----------

Deposits increased from $172,928,225 at December 31, 2001 to $269,321,220 at December 31, 2002 and to $365,307,695 at September 30, 2003. During the first nine months of 2003, total deposits increased $95,986,475 due to money market and NOW accounts decreasing $2,093,321,savings increasing $4,878,581, demand deposits increasing $22,811,955, and certificate of deposits (CD's) increasing $70,389,260. Demand deposits comprised over 36% of the deposits in 2001, 31% in 2002 and 29.6% at September 30, 2003. The increase in the ratio of certificates of deposits to total deposits is due to CD promotions in 2002 and 2003 to fund the rapid loan growth. More than 54% of deposits have balances of $100,000 or more. No one customer has balances that exceed 10% of the deposits of the Bank. The Bank depends on core deposits as a source of funds for the loan portfolio. Consequently, the Bank tries to attract solid core accounts yet maintain a reasonable funding cost. The core deposit base was helped by the addition of the Murrieta and El Cajon branches in 2001 and the continued deposit increases at all five branches. The Bank will continue to solicit core deposits to diminish reliance on volatile funds.

At December 31, 2002, there was $10,000,000 in short-term advances from the Federal Home Loan Bank. The borrowing had a rate of 1.05% and matured on January 2, 2003. The borrowing capacity at the Federal Home Loan Bank as of December 31, 2002 was $19,057,235, and at September 30, 2003 was $27,115,940.

On June 26, 2002, the Company borrowed $7,000,000 by means of a pooled Trust Preferred Note. The note carries a floating rate of the three-month LIBOR plus 3.45%, or currently 4.59%. The up front cost of the borrowing was $211,000 and is being amortized to interest expense over five years, which is the end of prepayment penalty period. On September 17, 2003, the Company borrowed $5,000,000 by means of a pooled Trust Preferred Note. The note carries a floating rate of the three-month LIBOR plus 2.95%, or currently 4.09%. The up front cost of the borrowing was $140,000 and is being amortized to interest expense over five years. The notes have a thirty-year maturity. The net amount of $6,789,000 of the first note and $5,000,000 of the second note was transferred to the Bank as capital. The Company can treat the Trust Preferred borrowing as tier one capital up to 25% of other tier one capital, with the remainder treated as tier two capital. At September 30, 2003, $8,889,000 of the Trust Preferred borrowing qualified as tier one capital.

Capital
------
Total capital was $27,226,703 at September 30, 2003, $19,616,203 at December 31, 2002, and $17,723,511 at September 30, 2002. For 2002, the $4,512,259 increase equaled 30% and consisted of $4,191,054 of net income, $154,635 on the exercise of stock options and $166,570 on the exercise of warrants. For the first nine months of 2003, the $7,610,500 increase was due to $5,723,452 in net income, $1,075,553 on the exercise of stock options, and $811,495 on the exercise of warrants. The common stock offering in 2001 was for 800,000 common stock shares at $5.00 per share, equaling $4,000,000 in proceeds that was reduced by $41,290 in offering costs. Associated with the offering were 200,000 warrants that gave the holder of each warrant the right to buy one share of common stock at $5.00 before the expiration date of June 23, 2003. In 2001, 2,529 of the 200,000 warrants were exercised, 33,314 in 2002 and 162,299 in the first half of 2003. All but 1,858 of the warrants were exercised.

Total risk based capital was 11.52%, the tier one risk based ratio was 9.54%, and the tier one leverage ratio was 8.23% at September 30, 2002, compared to a total risk based capital of 10.61% and tier one capital of 8.00% at December 31, 2002. At September 30, 2003 the total risk based capital ratio was 11.29%, the tier one risk based capital was 9.55%, and the tier one leverage ratio was 8.86%. At December 31, 2002 and September 30, 2003 the Bank and the Company were in the regulatory "well capitalized" category.

RESULTS OF OPERATIONS

Net Income
----------

For the third quarter of 2003, the Company earned $2,379,493, compared to $757,497 in 2002. For the first nine months of 2003 the Company earned $5,723,452 compared to $2,420,525 in 2002. Net income per basic share for the third quarter was $.60 in 2003 compared to $.21 in 2002 and for the first nine months of 2003 was $1.48 compared to .66 in 2002. Net income per diluted share was $.53 per share in the third quarter of 2003 compared to $.17 in 2002 and for the first nine months of 2003 was $1.32 compared to $.57 in 2002. The return on average assets was 2.35% for the third quarter of 2003, compared to 1.14% for the third quarter of 2002. For the first nine months the return on average assets was 2.06% in 2003, compared to 1.41% for 2002. The return on average equity was 36.77% for the third quarter of 2003, compared to 17.38% for the third quarter of 2002 and 32.88% for the first nine months of 2003 compared to 19.91% for 2002. The 2002 earnings were significantly affected by the sale of loans in the secondary market, most of which are SBA and mortgage loans. The sales of the SBA loans are expected to continue at this level for the remainder of the year. Mortgage loans sales are expected to slow in the fourth quarter. The net interest margin has stabilized after the 4.75% Federal Reserve Bank rate reductions in 2001 the .50% reduction in November 2002 and the .25% reduction in June 2003. Net income in the first nine months of 2003 was increased by the sale of the unguaranteed portion of SBA loans. These sales increased net income before taxes by $857,137 or $504,387 after taxes in the third quarter of 2003 compared to no sales in the third quarter of 2002. For the first nine months these sales accounted for $1,965,149 or $1,156,403 after tax in 2003 and $595,110 or $350,196 after taxes in 2002. These sales are expected to continue for the remainder of the year. The expansion of the SBA department and the establishment of the full service office in El Cajon had a substantial negative effect on earnings in 2001, but in 2002 and 2003 had a positive effect on earnings. The startup costs associated with the establishment of the real estate tract lending department had a negative effect on earnings in the second half of 2002, but is positive in 2003.

Stock-Based Compensation
-------------------------

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


                                                                                Period Ending September 30

                                                            3 Mos.               9 Mos.              3 Mos.             9 Mos.
                                                             2003                 2003                2002               2002
                                                             ----                 ----                ----               ----

Net Income as reported                                        $2,379,493           $ 5,723,452           $757,497        $2,420,525

Stock based compensation using the Intrinsic Value Method          2,669                 8,007              2,669             8,007
Stock based compensation that would have been reported     (     56,398)          (   164,194)            (78,679)      (  236,037)
                                                           ------------           -----------              ------       -----------
Pro Forma Net Income                                         $2,325,764           $ 5,562,265           $ 681,487        $2,192,495
                                                           =============        ==============       ==============      ==========

Basic per share as reported                                     $    .60              $   1.48           $    .21           $   .66
Basic per share pro forma                                       $    .58              $   1.44           $    .18           $   .60

Diluted per share as reported                                   $    .53              $   1.32           $    .17           $   .57
Diluted per share pro forma                                     $    .52              $   1.29           $    .16           $   .51



Net Interest Earnings
---------------------

Net interest income was $3,460,856 in the third quarter of 2002, compared to $5,147,995 in 2003 and $9,496,677 for the first nine months of 2002 compared to $13,811,697 in 2003. For the third quarter of 2003 the net interest margin was 5.91%, compared to 6.00% in 2002. The net interest margin decreased in 2001 and 2002 due to the Federal Reserve Bank rate reductions of 4.75% in 2001, 0.50% in late 2002 and .25% in late June 2003. The loan to deposit ratio increased slightly from 96.80% at September 30, 2002 to 97.68% at September 30, 2003. The net interest margin was also helped by a healthy average of 28.34% DDA to total deposits ratio for the first nine months of 2003 and 29.60% at September 30, 2003 compared to 33.25% at September 30, 2002. The yield on loans decreased from 7.93% for the third quarter of 2002 to 7.46% for the third quarter of 2003. Rate floors are on more than $162 million of variable rate loans to mitigate the effects of Federal Reserve rate reductions. The yield on investments, which are all in federal funds sold, US Treasuries and FRB/FHLB stock, for the third quarter of 2003 was 1.56%, compared to 2.03% in 2002. The cost of interest bearing deposits was 2.04% in 2002 and 1.73% in the third quarter of 2003. The decrease in 2003 is due to a higher CD deposit balances offset by a lower rate environment. The cost of other borrowings, which consisted of Federal Funds purchased, Federal Home Loan Board advances and Trust Preferred borrowing was 3.91% for the third quarter of 2002 and 4.52% in 2003. The increase in the cost of other borrowings in 2003 is due to most of the borrowings in 2003 attributable to the trust preferred notes.

The Bank tries to maximize the percentage of assets it maintains as interest earning assets, with the goal of maintaining at least 90% in that category. Effectively, all of the increase in non-interest earning assets in 2002 and 2003 was in the cash surrender value of life insurance (BOLI), the SBA servicing and SBA I/O strip receivable assets. The servicing assets are tested for impairment by computing the net present value of the amount of servicing income over the expected average life of the loan. Normal servicing (adequate compensation), in accordance with industry standards, is 40 basis points of the principal balance sold. The expected life assumes either 25 or 30 percent of the note life, depending on the term of the note. The Company's average life of loans sold has been higher than the 30% assumption, giving the calculation a conservative bias. For the first nine months of 2003, $4,222,760 was collected for servicing, the asset amortization was $2,953,995 and the SBA related servicing assets increased $7,571,825. The increase in the SBA loan servicing assets was due to the sale of $97,124,858 in 7A loans during 2003. For the full year of 2002, $2,673,768 was collected for servicing, the asset amortization was $1,462,018 and the SBA related servicing assets increased $11,208,626 or 197.5%. The increase in the SBA loan servicing assets was due to the sale of $108,212,760 in 7A loans during 2002.The servicing calculations contain certain assumptions such as expected life of the loan and the discount rate used to compute the present value of future cash flows. The exposure of the loan life assumption is if loans prepay faster than expected. The exposure to the discount rate assumption is if prime rate adjusts severely and permanently. Such exposure can cause adjustments to the income statement. The Bank, on a quarterly basis, has outside analysis of the servicing assets and I/O strip receivable performed to insure the fair value approximates the book value. Asset quality is a continual primary focus of the Bank, and even though risk is an integral part of the banking industry, it is the policy of the Bank's management to actively manage the risk, without sacrificing long-term stability with short-term profits.

The table below summarizes the repayment rates for national SBA pools based on their maturities:

                           SBA Pools - Constant Prepayment Rates
                                    Variable Rate Pools
                      <
                      8 Yr        8 - 11 Yr        11 - 16 Yr    16 - 21 Yr       > 21 Yr
   Issue Date       Life CPR       Life CPR        Life CPR       Life CPR       Life CPR
   ----------       --------       --------           -----       --------       --------

      2001            13.3           11.5             8.2           10.8           8.4
      2000            15.7           12.9            11.5           14.4           13.1
      1999            16.6           14.6            13.0           14.6           15.2
      1998            16.5           14.8            16.3           13.2           16.5
      1997            16.4           14.8            16.2           17.2           18.0


     The following schedule displays the WAL for each SBA pool after applying the CPRs identified above:

                          Original Maturity       WAL (Yrs.)
                          -----------------      -----------
                                < 8 Years          1.6
                             8 - 11 Years          2.5
                            11 - 16 Years          3.8
                            26 - 21 Years          4.6
                               > 21 Years          6.0


     Based on assessing each component, our estimated discount rates for each Bank SBA pool is as follows:

     Original Maturity     Disc Rt Excess         Disc Rt I/O
     -----------------     --------------         -----------
             < 8 Years          8.36%                8.36%
          8 - 11 Years          8.74%                8.74%
         11 - 16 Years          9.33%                9.33%
         26 - 21 Years          9.67%                9.67%
            > 21 Years         10.13%               10.13%

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

The provision was $400,000 in 2001 and $2,460,000 in 2002 and $650,000 for the
first nine months of 2003. The large increase in the provision in 2002 was due to the large increase in loans outstanding as well as the substantial increase in SBA loans. The Bank plans to continue to sell the unguaranteed portion of SBA 7A loans to mitigate the risk associated with these loans.

Non-Interest Income
-------------------

Non-interest income contributed significantly to the earnings of the Bank in the first nine months of 2003, as it did in 2002 and 2001. Service charges decreased from $716,613 in 2002 to $604,253 in 2003 due to an increased number of accounts offset by a decrease in non-sufficient funds service charges. Other income increased from $3,801,892 for the first nine months of 2002 to $6,342,860 in 2003, due mainly to higher loan volume, higher SBA loan servicing income, and higher mortgage loan broker income, with unamortized loan fees also contributing to the total. SBA net loan servicing income increased from $668,714 in the first nine months of 2002 to $1,494,398 in 2003 due to the increase in the servicing portfolio. The gain on sale of loans was $10,974,941 in the first nine months of 2003 compared to $6,315,320 in 2002. The 2003 increase was due to significantly higher SBA and mortgage loan sales. The SBA loan sales are expected to continue at this pace for the remainder of the year and the mortgage loan sales will slow as rates rise in the fourth quarter.

Non-Interest Expense
--------------------

Non-interest expense was $7,399,214 in the third quarter of 2003 compared to $5,657,088 in 2002 and $21,405,457 for the first nine months of 2003 compared to $15,329,575 for 2002. Salaries and benefits increased from $9,127,383 in the first nine months of 2002 to $15,037,254 for the same period in 2003 due to the continued expansion of the SBA department, the addition of the real estate tract lending department and to support the general expansion of the company. Other expenses went from $4,855,840 in the first nine months of 2002 to $4,855,557 in 2003 due to higher loan volume, processing expenses and the opening of loan production offices offset by operating efficiencies.

Income Taxes
------------

Income tax expense totaled $1,644,567 for the first nine months of 2002 and $3,958,392 for the first nine months of 2003. For the full year of 2001 the effective rate was 40.0%, for the full year of 2002 the effective rate was 40.7% and for the first nine months of 2003 it was 40.9%. Deferred tax assets totaled $818,363at June 30, 2002, $1,728,000 at December 31, 2002 and $1,728,000 at
September 30, 2003. Over half of the deferred tax asset is due to the tax deductibility timing difference of the provision for loan loss.

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

The Bank's cash position is determined on a daily basis and on a monthly basis liquidity analysis and asset/liability management analysis are performed. The Bank maintains Federal Funds lines of credit of $13,000,000 at correspondent banks for short-term liquidity. In addition, the Bank was approved on July 31, 2001 for membership to the Federal Home Loan Bank. The Bank has borrowing capacity at the FHLB that will fluctuate with the loan balances that are pledged as collateral. At December 31, 2002, the borrowing capacity was $19,057,235 and $27,115,940 at September 30, 2003. Throughout 2002 and 2003, a positive liquidity position was maintained, but not at a level where profits would have been diminished.

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

As of September 30, 2003 and December 31, 2002, the Company had the following outstanding financial commitments whose contractual amount represents credit risk:

                                           2003              2002
                                           ----              ----

Commitments to Extend Credit             $149,003,000       $108,046,000
Letters of Credit                           1,386,000          1,444,000
                                         ------------       ------------
                                         $150,389,000       $109,490,000
                                         ============       ============


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

                          PART II - OTHER INFORMATION


Item 1.           Legal Proceedings
                  -----------------

         As of September 30, 2003 the Company is not party to any litigation which is considered likely to have a material adverse effect on the Company.

Item 2.           Changes in Securities and Use of Proceeds
                  -----------------------------------------

         None.
Item 4.           Submission of Matters to Security Holders
                  ----------------------------------------

There were no matters submitted to shareholders during the third quarter of 2003.

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

31.    Certifications pursuant to Section 302 of the Sabanes-Oxley Act of 2002

32. Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K


                  A current report on Form 8-K dated July 17, 2003 was filed by the Company with the Securities and Exchange Commission that reported a press release concerning earnings for the quarter ended June 30, 2003.


                    This Form 8-K is available on-line at www.sec.gov.

                                   SIGNATURES

         Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.




                          Temecula Valley Bancorp Inc.




                                  By: /s/ Stephen H. Wacknitz
Date:  November 12, 2003          ---------------------------
                                  Stephen H. Wacknitz,
                                  Chief Executive Officer and President
                                  Chairman of the Board





                              By: /s/ Donald A. Pitcher
Date:  November 12, 2003    --------------------
                            Donald A. Pitcher,
                            Executive Vice President, Secretary
                            Chief Financial Officer