Form 10-K
period 2003-12-31
TEMECULA VALLEY BANCORP INC
filed 2004-03-31
CIK 1172678

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                            ANNUAL REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003



                          TEMECULA VALLEY BANCORP INC.
               (Name of small business registrant in its charter)

          California                                         46-047619
(State or other jurisdiction of                           (I.R.S. Employer
  incorporate or organization)                           Identification No.)

  27710 Jefferson Avenue - Suite A100                          92590
       Temecula, California                                  (Zip Code)
(Address of principal executive offices)

                  Registrant's telephone number (909) 694-9940

         Securities registered under Section 12(b) of Exchange Act: None Securities registered under Section 12(g) of Exchange Act: Common Stock, No Par
                                      Value


Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days:    YES [ X ]  NO [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act)    YES [   ]  NO [ X ]

The issuer's net revenues for its most recent fiscal year was $48,371,852.

The aggregate market value of the voting stock held by non-affiliates of the issuer as of June 30, 2003 was approximately $55,593,410.

Number of registrant's shares of Common Stock outstanding at March 22, 2004 was 8,308,896.

Documents incorporated by reference: The information required by Part III of this Annual Report is incorporated by reference from the Registrant's definitive proxy statement to be filled with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report.

1 of 70

                                TABLE OF CONTENTS



PART I
------    .....................................................................4
   ITEM 1:   BUSINESS..........................................................4
   -------   --------
   ITEM 2:   PROPERTIES.......................................................39
   -------   ----------
   ITEM 3:   LEGAL PROCEEDINGS................................................39
   -------   -----------------
   ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER...............40
   -------   --------------------------------------------------

PART II   ....................................................................40
-------
   ITEM 5.   MARKET FOR REGISTRANT'S COMMON...................................40
   -------   ------------------------------
   ITEM 6.   SELECTED FINANCIAL DATA..........................................43
   -------   -----------------------
   ITEM 7:   MANAGEMENT DISCUSSION AND ANALYSIS...............................45
   -------   ----------------------------------
   ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......64
   --------  ----------------------------------------------------------
   ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................64
   -------   -------------------------------------------
   ITEM 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
   -------   -----------------------------------------------------------
             AND FINANCIAL DISCLOSURE.........................................64
             ------------------------
   ITEM 9A:  CONTROLS AND PROCEDURES..........................................64
   --------  -----------------------

PART III  ....................................................................65
--------
   ITEM 10:  DIRECTORS AND PRINCIPAL OFFICERS.................................65
   --------  --------------------------------
   ITEM 11:  EXECUTIVE COMPENSATION...........................................65
   --------  ----------------------
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
   --------  ---------------------------------------------------
             MANAGEMENT.......................................................65
             ----------
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................65
   --------  ----------------------------------------------
   ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES...........................66
   --------  --------------------------------------

PART IV   ....................................................................66
-------
   ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
   --------  ------------------------------------------------------
             FORM 8-K.........................................................66
             --------





2 of 70

     CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     We have made forward-looking statements in this document that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of our management, and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, and statements preceded by, followed by, or that include the words "will," believes," "expects," "anticipates," "intends," "plans," "estimates" or similar expressions.

     Our management believes these forward-looking statements are reasonable. However, you should not place undue reliance on the forward-looking statements, since they are based on current expectations. Actual results may differ materially from those currently expected or anticipated.

     Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Many of the factors described below that will determine these results and values are beyond our ability to control or predict. For those statements, we claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995.

     A number of factors, some of which are beyond the our ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements. These factors which include (1) the unknown economic impact caused by the State of California's budget shortfall, (2) earthquake or other natural disasters impacting the condition of real estate collateral, and (3) economic uncertainty created by increasing unrest in other parts of the world could have the following consequences, any of which could hurt our business:

     o   Loan delinquencies may increase;

     o   Problem assets and foreclosures may increase;

     o   Demand for our products and services may decline; and

     o Collateral for loans made by us, especially real estate, may decline in value, in turn reducing clients' borrowing power and reducing the value of assets and collateral associated with our existing loans.




3 of 70

                                     PART I

ITEM 1:           BUSINESS
                  --------
General

Where You Can Find More Information

                  Under Sections 13 and 15(d) of the Exchange Act, periodic and current reports must be filed with the Securities and Exchange Commission ("SEC"). We electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 8-K (Report of Unscheduled Material Events), and Form DEF 14A (Proxy Statement). We may file additional forms. The SEC maintains an Internet site, www.sec.gov, by which all forms filed electronically may be accessed. Additionally, shareholder information is available on our website: www.temvalbank.com. We make our website content available for information purposes only. It should not be relied upon for investment purposes. Additionally, neither our website, nor the links within our website are incorporated into this document.

Temecula Valley Bancorp Inc.

                  We formed Temecula Valley Bancorp Inc. ("Company") in 2002 to serve as a holding company for Temecula Valley Bank, N.A. ("Bank"). We reincorporated the Company from Delaware into California in December 2003. The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System ("Federal Reserve") under the Bank Holding Company Act of 1956, as amended ("BHCA"). The Company's activities consist of owning the outstanding shares of the Bank, Temecula Valley Statutory Trust I and Temecula Valley Statutory Trust II. References to the "Company" reflect all of the activities of the Company and its subsidiaries, including the Bank, except as otherwise specified by the context of the statement.

Temecula Valley Bank, N.A.

                  The Bank was organized in 1996 and commenced operations on December 16, 1996 as a national banking association. As a national bank, the Bank is subject to primary supervision, regulation and examination by the Comptroller of the Currency ("Comptroller"). The deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") up to the applicable limits. As a national bank, the Bank is a member of the Federal Reserve System. The Bank has no subsidiaries.

General Business

                  The Bank currently has five full-service banking offices in California providing services to customers in the Temecula Valley and San Diego County. The Temecula Valley follows the I-15 corridor beginning in the north at Lake Elsinore and proceeds south to the San Diego County border. The area includes the incorporated areas near Temecula and Murrieta and the unincorporated communities of Murrieta Hot Springs and the French Valley Airport area east of Murrieta, California. Our principal office is located in Temecula, California with other full-service offices in Fallbrook, California, Escondido, California, Murrieta, California and El Cajon, California. The Bank has received approval from its principal regulator, the Comptroller of the Currency to open two additional full-service banking offices, one in Corona, California and the other in the Rancho Bernardo area of San Diego. It is anticipated that these offices will open for business within the next three to nine months.

4 of 70

                  The Bank also operates loan production offices in Fallbrook, California and Corona, California, and has mortgage origination offices in Fallbrook, California and Temecula, California. It also has SBA loan production offices in the following cities in California: Anaheim Hills, Chico, Santa Ana, Sherman Oaks and Fresno; in Florida: Brandenton, Coral Springs, St. Petersburg and Jacksonville; in Georgia: Atlanta; in Illinois: in Gurnee; in Ohio:
Cleveland and in Washington: Bellevue.

                  The Bank offers a broad range of banking services, including personal and business checking accounts and various types of interest-bearing deposit accounts, including interest-bearing checking, money market, savings, IRA, SEP and time certificates of deposits. Loan products include consumer installment (including automobile), construction loans, commercial (including letters of credit), residential real estate (including VA, FHA and Cal Vet), second mortgages and home improvement loans. In June 2002, the Company added tract construction lending. In the event loan demands exceed our legal lending limit, we utilize the loan participation services of correspondent banks. In addition, we have developed an expertise in SBA lending.

                  The Bank is a preferred lender under the federally guaranteed SBA lending program. Through this program, we originate and fund SBA 7-A and 504 Chapter loans qualifying for federal guarantees of up to 75% to 85% of principal and accrued interest. The guaranteed portion of these loans is generally sold into the secondary market with servicing retained.

                  We fund our lending activities primarily from our core deposit base. We obtain deposits from the local market with no material portion (in excess of 10% of total deposits) dependent upon any one person, entity or industry.

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

                  The Company as the parent of the Bank has no operations and conducts no business of its own other than owning the Bank, Temecula Valley Statutory Trust I and Temecula Valley Statutory Trust II. Accordingly, the discussion of the business which follow concern the business conducted by the Bank, unless otherwise indicated. No material portion of our Company's business is seasonal.

5 of 70

Business Strategy

                  The Board has established the following goals for the Company:

                  o Increase market share through expansion of the branching system and loan production offices;

                  o Continue the focus on expansion of the SBA programs and possibly other government sponsored lending programs;

                  o    Increase profitability and core earnings;

                  o    Maintain consistent superior credit quality;

                  o    Increase core deposit levels and loan volume.

                  The Company's profitability goals have been realized historically by improvements in net interest income and non-interest income as well as expense controls during a time of significant internal expansion. This produced record earnings for 2003 of $7,854,339, compared to $4,191,054 in 2002 and $1,803,581 in 2001. Return on average equity increased to 31.84% for 2003 compared to 24.34% in 2002 and 14.82% in 2001. Return on average total assets increased to 2.04% for 2003 compared to 1.69% for 2002 and 1.15% for 2001. Management expects that during 2004, net income will increase over the results in 2003 by at least 10% but cannot guarantee these results.

                  Net interest income before provision for loan losses has increased to $19,007,738 for 2003 compared to $13,431,236 in 2002 and $9,287,803 in 2001 due to increases in interest earning assets in spite of a declining net interest margin. Total assets increased 39% to $431,212,118 as of December 31, 2003, compared to $310,506,097 as of December 31, 2002 and $190,024,416 as of
December 31, 2001. Average interest earning assets increased 55.5% to $334,005,000 for 2003 compared to 214,832,000 in 2002 and $137,750,000 in 2001.
The net interest margin has decreased over the last three years from 6.74% in 2001 to 6.25% in 2002 and 5.69% in 2003. Management believes the net interest margin for 2003 is more indicative of the margin it expects to see during 2004.

                  Non-interest income is a significant portion of the profits for the Company demonstrated by the increase to $24,417,561 for 2003 compared to $17,895,165 in 2002 and $8,952,309 million in 2001. These profits are principally derived from SBA and mortgage sales related lending activities. The increases each year are primarily the result of increases in gain on sale of loans, increased levels of servicing income and concurrent increases in other fee income. Management currently anticipates that for 2004, non-interest income will continue to improve but not as dramatically as the improvement in 2003 over 2002.

                  The Company measures operating expenses as a percentage of average assets. As a percentage of average assets, operating expenses decreased to 7.55% for 2003, compared to 8.80% for 2002 and was 9.45% for 2001. This ratio is higher than peer group comparisons, but is offset by non-interest income that is much higher than the peer group. The Company expects this ratio to improve slightly in 2004 as the Company gains efficiencies of scale due to growth, which will be offset by new branch openings and expansion of the SBA department.

6 of 70

Lending

Loan Portfolio Composition

                  The following table summarizes our loan portfolio excluding deferred loan fees and the allowance for loan loss by type of loan and their percentage distribution:

                                                                 At December 31,

                                  2003              2002              2001              2000              1999
                            ----------------  ----------------  ----------------  ----------------  ----------------
                             Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent
                                                              (Dollars in Thousands)

Loan portfolio composition:
Commercial                  $ 33,008    9%    $ 44,976   16%    $ 22,775   15%    $ 13,621   15%    $10,360    18%
Real estate - Construction   113,847   31%      61,568   23%      38,027   25%      23,602   25%     10,355    18%
Real estate - Other          212,996   59%     161,767   59%      84,992   57%      51,433   56%     31,911    57%
Consumer                       3,195    1%       4,455    2%       5,170    3%       4,359    4%      3,570     7%
                            --------  ----    --------  ----    --------  ----    --------  ----    -------   ----

Total Loans                 $363,046  100%    $272,766  100%    $150,964  100%    $ 93,015  100%    $56,196   100%
                            ========  ====    ========  ====    ========  ====    ========  ====    =======   ====

Loan Maturity

                  The following table sets for the contractual maturities of the Company's gross loans at December 31, 2003.

                                         One year       More than 1        More than 3       More than         Total
                                          or less     year to 3 years    years to 5 years     5 years          loans
                                     -----------------------------------------------------------------------------------
                                                                     (Dollars in Thousands)

Commercial                               $16,162           $10,827           $ 3,196           $ 2,823           $33,008
Real estate - construction               113,847                 0                 0                 0           113,847
Real estate - other                      194,925             7,822            10,181                68           212,996
Consumer                                     794             1,436               965                 0             3,195
                                     -----------       -----------       -----------       -----------       -----------

Total Gross loans outstanding           $325,728           $20,085           $14,342           $2,891           $363,046
                                     ===========       ===========       ===========       ===========       ===========

                  The following table sets forth, as of December 31, 2003, the dollar amounts of net loans outstanding that are contractually due after December 31, 2004 and whether such loans have fixed or adjustable rates.

                                           Due after December 31, 2004
                                   ---------------------------------------------
                                      Fixed         Adjustable         Total
                                   ---------------------------------------------
                                             (Dollars in Thousands)

Commercial                          $ 16,178       $    668          $ 16,846
Real estate - construction                 0              0                 0
Real estate - other                   11,765          6,306            18,071
Consumer                               2,401              0             2,401
                                    --------       --------          --------
Total Gross loans outstanding       $ 30,344       $  6,974          $ 37,318
                                    ========       ========          ========

7 of 70

Loan Origination and Sale

                  The following table sets forth the Company's loan originations by category and purchases, sales and principal repayments of loans for the periods indicated:

                                                                        At December 31,

                                         -------------------------------------------------------------------------
                                             2003           2002            2001           2000           1999
                                         -------------------------------------------------------------------------
                                                                     (Dollars in Thousands)
Beginning balance                          $272,766       $150,964       $ 93,015       $ 56,196       $ 42,064
Loans originated:
   Commercial                               161,376        144,399         84,285         68,072         40,670
   Real estate:
     SBA & Equity                           192,549        166,563         73,488         25,597         20,929
     Construction                           367,464        186,741         88,868         50,586         27,989
     Other                                   96,051         85,281         60,711         11,139          8,006
   Consumer                                   2,422          4,298          5,136          5,312          4,538
                                         ----------     ----------     ----------     ----------     ----------
     Total loans originated                 819,862        587,282        312,488        160,706        102,132
                                         ----------     ----------     ----------     ----------     ----------
Loans sold
   Commercial
   Real estate:
     SBA                                    129,813        108,213         44,046         12,336         11,526
     Construction                                 0              0              0              0              0
     Other - Mortgage                       100,800         83,014         62,099         10,439          8,894
                                         ----------     ----------     ----------     ----------     ----------
     Total loans sold                       230,613        191,227        106,145         22,775         20,420
                                         ----------     ----------     ----------     ----------     ----------
Less:
   Principal repayments                     498,969        274,253        148,394        101,112         67,580

     Total loans                           $363,046       $272,766       $150,964       $ 93,015       $ 56,196
                                         ==========     ==========     ==========     ==========     ==========

Brokered Loans Originated (1)
     Mortgage                              $ 65,378       $ 72,742       $ 60,953       $ 36,172       $      0
     SBA                                   $ 65,456       $ 29,612       $ 17,075       $      0       $      0

(1) Brokered refers to loans that were originated by Temecula Valley Bank, but funded by other Financial Institutions.

Underwriting Process

                  The lending activities of the Company are guided by the basic lending policies established by the Board of Directors. Each loan must meet minimum underwriting criteria established in the Company's lending policies and must fit within the Company's strategies for yield and portfolio enhancement.

                  For all newly originated loans, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and, if necessary, additional financial information is requested. An independent appraisal is required on every property securing a Company loan in excess of $250,000. In addition, the loan officer conducts a review of these appraisals for accuracy, reasonableness and conformance to the Company's lending policy on all applications. All revisions to the Company's approved appraiser list must be approved by the Chief Credit Officer or Assistant Chief Credit Officer.

8 of 70

                  Credit approval authority is segregated into three levels; the Board of Directors; Loan Committee and the individual lending limits of loan officers. The limits for the various levels are determined by the Board of Directors and/or the President and reviewed periodically. The Board of Directors approves loans to insiders and meets on an as needed basis. The Loan Committee consists of the President, Executive Vice President, the Real Estate Manager, the Chief Credit Officer/Executive Vice President, the Senior Vice President/Assistant Chief Credit Officer and Executive Vice President/Senior Loan Officer. The committee is chaired by the President and meets monthly or more frequently as needed.

                  If the loan is approved, the loan commitment specifies the terms and conditions of the proposed loan including the amount, interest rate, amortization term, a brief description of the required collateral, and the required insurance coverage. Generally, the borrower must provide proof of fire, flood (if applicable) and casualty insurance on the property serving as collateral, which insurance must be maintained during the full term of the loan. Also, generally, title insurance endorsed to the Company is required on all first mortgage loans.

                  The Company maintains loan production offices located throughout the United State. As of February 27, 2004, there were thirteen such offices. The loan production offices are typically staffed with a business development officer who prepares the loan applications and compiles the necessary information regarding the applicant. The completed loan file is then sent to the Company's main office where the credit decision is made. The loan production offices predominantly originate loans guaranteed by the SBA. The retail branches include non-SBA commercial and construction loan officers.

SBA Lending Programs

                  The SBA lending programs are designed by the federal government to assist the small business community in obtaining financing from financial institutions that are given government guarantees as an incentive to make the loan. The Company is a "Preferred Lender" with the SBA. As a "Preferred Lender," the Company can approve a loan within the authority given it by the SBA without prior approval from the SBA. "Preferred Lenders" approve, package, fund and service SBA loans within a range of authority that is not available to other SBA lenders without the "Preferred Lender" designation.

                  The Company's SBA loans fall into two categories, loans originated under the SBA's 7a Program ("7a Loans") and loans originated under the SBA's 504 Program ("504 Loans"). Historically, 7a Loans have represented approximately 67.3% of the SBA Loans originated by the Company while 504 and piggyback loans have represented the balance.

                  Under the SBA's 7a Program, loans in excess of $150,000 are guaranteed 75% by the SBA. Generally, this guarantee may become invalid only if the loan does not meet the SBA documentation guidelines.

                  In general, during 2003 the Company's policy permits SBA 7a Loans in amounts up to $1.33 million. Under certain circumstances when the borrowing needs exceed $1.33 million, the Bank makes a SBA guaranteed second trust deed loan and a second financial institution makes a first trust deed loan. Loans collateralized by real estate have terms of up to 25 years, while loans collateralized by equipment and working capital have terms of up to 10 years and 7 years, respectively. The Company requires a 10% down payment on most 7a Loans, with a 15% to 20% down payment on loans collateralized by hotels, motels and service stations.

9 of 70

                  The Company sold over 75% of the SBA loans originated in 2003, and anticipates selling over 75% of SBA 7a loans originated in 2004. The 25% remaining is the unguaranteed portion of the Loans, a portion of which may also be sold. Funding for these loans has come principally from retail deposit sources. The SBA loans generally have an interest rate of 1.50% to 2.50% over Wall Street Journal Prime Rate.

                  The Company periodically sells the guaranteed and unguaranteed portions of SBA loans it originates. The Company generally retains the servicing on such loans. This strategy allows the Bank to manage its capital levels and to ensure that funding is always available to meet the local community loan demand. Upon sale in the secondary market, the purchaser of the guaranteed portion of 7a Loans pays a premium to the Bank which, generally, is between 8% and 10% of the guaranteed amount and in the case of a sale of the unguaranteed portion, the premium is usually between 1% and 3%. The Company also receives a servicing fee equal to 1% to 5% of the amount sold in the secondary market. In the event that a 7a Loan goes into default within 270 days of its sale, or prepays within 90 days, the Company is required to repurchase the loan and refund the premium to the purchaser. In the past three years, the Company has repurchased 19 loans, however only 3 of these repurchased loans required refunds of premiums. No refunds were owed on the other 16 loans repurchased.

                  Under the SBA's 504 Program, the Company requires a 10% down payment. The Bank then enters into a 50% first trust deed loan to the borrower and an interim 40% second trust deed loan. The first trust deed loan has a term of 20 years. The second trust deed loan is for a term of 120 days. Within the 120 day period of entering into the loan, the second trust deed loans are refinanced by SBA certified development companies and used as collateral for SBA guaranteed debentures. For 504 construction loans, the 120 day period does not commence until the notice of completion is filed. The first trust deed loans may be pre-sold by the Company with no recourse, prior to releasing the funds to the purchaser. The Company retains no servicing on 504 Loans after they are sold.

                  The Company's SBA lending program and portions of its real estate lending are dependent on the continual funding and programs of certain federal agencies or quasi-government corporations including the SBA. The guaranteed portion of an SBA loan does not count towards the Company's loans-to-one-borrower limitation which, at December 31, 2003 was $6,537,707.

                  SBA lending is a federal government created and administered program. As such, legislative and regulatory developments can affect the availability and funding of the program. This dependence on legislative funding and regulatory restrictions from time to time causes limitations and uncertainties with regard to the continued funding of such loans, with a resulting potential adverse financial impact on the Bank's business. Currently, the maximum limit of individual 7a loans which the SBA will permit has been substantially reduced to $750,000. This reduction in loan amount, which has been in place for about two months as of February 27, 2004 could have a negative impact on the Company's business. Since the SBA lending of the Company constitutes a significant portion of the Company's lending business, this dependence on this government program and its periodic uncertainty with availability and amounts of funding creates greater risk for the Company's business than does other parts of its business.

10 of 70

Commercial Lending/Real Estate Lending

                  Generally, our commercial loans are underwritten in our market area on the basis of the borrower's ability to service such debt from identified cash flow. We usually take as collateral a lien on available real estate, equipment or other assets and obtain a personal guaranty of the business principals.

                  In addition to commercial loans secured by real estate, we make commercial mortgage loans to finance the purchase of real property, which generally consists of real estate on which structures have already been completed or will be completed and occupied by the borrower. We offer a variety of mortgage loan products that generally are amortized over five to 20 years. Our commercial mortgage loans are secured by first liens on real estate. Typically we have both fixed and variable interest rates and amortize over a ten to 20 year period with balloon payments due at the end of three to five years. As a Preferred SBA Lender (discussed above), we also issue full term variable rate real estate loan commitments when the facility is enhanced by the underlying SBA guaranty. In underwriting commercial mortgage loans, consideration is given to the property's operating history, future operating projections, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit checks, appraisals, environmental assessments and a review of the financial condition of the borrower.

Construction Lending

                  The Company originates construction loans on both one- to four-family residences and on commercial real estate properties. The Company originates two types of residential construction loans, consumer and builder. The Company originates consumer construction loans to build single family residences. The Company will originate builder construction loans to companies engaged in the business of constructing homes for resale. These loans may be for homes currently under contract for sale or homes built for speculative purposes to be marketed for sale during construction. For owner occupied single family residences, the borrower and the property must qualify for permanent financing. Prequalification for owner occupied single family residences is required. For commercial property, the borrower must qualify for permanent financing and the debt service coverage must be 1.25 to 1 or more. Qualification for commercial properties can be determined by the loan officer as part of the credit presentation. Absent such prequalification, a construction loan will not be approved by the Company. The Company originates land acquisition and development loans with the source of repayment being either the sale of finished lots or the sale of homes to be constructed on the finished lots. Construction loans are generally offered with terms up to twelve months.

                  Construction loans are generally made in amounts up to 75% of the value of the security property for "spec" single family residences and commercial properties and up to 80% for owner-occupied single family residences. During construction, loan proceeds are disbursed in draws as construction progresses based upon inspections of work in place by independent construction inspectors. At December 31, 2003, the Company had construction loans, including land acquisition and development loans totaling $113,846,726 or 32.9% of the Company's total loan portfolio.

11 of 70

                  Construction loans are generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the security property's value upon completion of construction as compared to the estimated costs of construction, including interest. Also, the Company assumes certain risks associated with the borrower's ability to complete construction in a timely and workmanlike manner. If the estimate of value proves to be inaccurate, or if construction is not performed timely or accurately, the Company may be confronted with a project which, when completed, has a value which is insufficient to assure full repayment.

Consumer Lending

                  Consumer loans include automobile loans, recreational vehicle loans, boat loans, home improvement loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 84 months and vary based upon the nature of collateral and size of loan. The Company's portfolio of consumer loans primarily consists of adjustable-rate home equity lines of credit and installment loans secured by new or used automobiles, boats and recreational vehicles and loans secured by deposits. At December 31, 2003, consumer loans totaled $3,194,582. Consumer loans typically range from 12 to 84 months, and vary based upon the nature of the collateral and size of loan.

                  As of December 31, 2003, home equity loans totaled $3,520,000, or .9% of the Company's gross loan portfolio. The Company's home equity loans are adjustable-rate and reprice with changes in the Company's internal prime rate. Adjustable-rate home equity lines of credit are offered in amounts up to 80% of the appraised value. Home equity lines of credit are offered with terms up to 10 years.

Loan Servicing

                  Loans are serviced by the Company's loan servicing department except for single family mortgage loans, which are sold shortly after being originated. The loan officer is responsible for the day-to-day relationship with the customer, unless the loan becomes delinquent, at which time the responsibilities are reassigned to credit administration. The loan servicing is centralized at the Company's corporate headquarters. As of December 31, 2003, the Company was servicing $306,251,761 of loans originated by the Company but subsequently sold to other investors.

                  The Company's loan servicing operations performed by the loan servicing department are intended to provide prompt customer service and accurate and timely information for account follow-up, financial reporting and management review. Following the funding of an approved loan, all pertinent loan data is entered into the Company's data processing system, which provides monthly billing statements, tracks payment performance, and effects agreed upon interest rate adjustments on loans. Regular loan service efforts include payment processing and collection notices, as well as tracking the performance of additional borrower obligations with respect to the maintenance of casualty insurance coverage, payment of property taxes and senior liens. When payments are not received by their contractual due date, collection efforts begin on the 11th day of delinquency with a telephone contact. If the borrower is non-responsive or the loan officer feels more stringent action may be required, the Chief Credit Officer is consulted. Notices of default are generally filed when the loan has become 30-90 days past due.

12 of 70

Credit Risk and Loan Review

                  The Company incurs credit risk whenever it extends credit to, or enters into other transactions with, its customers. The risks associated with extensions of credit include general risk, which is inherent in the lending business, and risk specific to individual borrowers. Loan review and other loan monitoring practices provide a means for the Company's management to ascertain whether proper credit, underwriting and loan documentation policies, procedures and practices are being followed by the Company's loan officers and are being applied uniformly throughout the Company. The Chief Credit Officer along with the President oversee the daily administration of loan review. They also approve loan officer requests for changes in risk ratings. Loan officers are responsible for continually grading their loans so that individual credits properly reflect the risk inherent therein. On an annual basis, the Board of Directors provides for a third-party outside loan review of all loans that meet certain criteria originated since the previous review. While the Company continues to review these and other related functional areas, there can be no assurance that the steps the Company has taken to date will be sufficient to enable it to identify, measure, monitor and control all credit risk.

Concentrations of Credit

                  The Company's primary investment is in loans, 85% of which are secured by real estate. Therefore, although the Company monitors the real estate loan portfolio on a regular basis to avoid undue concentrations to a single borrower or type of real estate collateral, real estate in general is considered a concentration of investment. The Company seeks to mitigate this risk by requiring each borrower to have a certain amount of equity in the real estate at the time of origination, depending on the type of real estate and the credit quality of the borrower. Trends in the market are monitored closely by management on a regular basis.

                  Under federal law, the Company's ability to make aggregate loans-to-one-borrower is limited to 15% of unimpaired capital and surplus (as of December 31, 2003, this amount was $6,537,707) plus an additional 10% of unimpaired capital and surplus if a loan is secured by readily-marketable collateral (defined to include only certain financial instruments and gold bullion).

Investment Activities

                  The investment policy of the Company, as established by the Board of Directors, attempts to provide for and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Company's lending activities. The Company's policies provide the authority to invest in bank-qualified securities. The Company's policies provide that all investment purchases, that are outside the policy guidelines, be approved by the Board of Directors or committee thereof. Purchases and sales under this limitation and within the guidelines of the policies may be completed in the discretion of the President, the Chief Financial Officer or the Chief Operating Officer. At December 31, 2003, the Company held $1,145,000 in FRB Stock and FHLB stock as well as $21,400,000 in federal funds sold.

13 of 70

Asset/Liability Management

                  Interest rate risk ("IRR") and credit risk are the two greatest sources of financial exposure for insured financial institutions. IRR represents the impact that changes in absolute and relative levels of market interest rates may have upon the Company's net interest income ("NII"). Changes in the NII are the result of changes in the net interest spread between interest-earning assets and interest-bearing liabilities (timing risk), the relationship between various rates (basis risk), and changes in the shape of the yield curve.

                  The Company realizes a significant portion of its income from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits. The volumes and yields on loans, deposits and borrowings are affected by market interest rates. As of December 31, 2003, 95.6% of the Company's loan portfolio was tied to adjustable rate indices. The majority of the loans are tied to the Bank's internal prime rate and reprice immediately. The exception is SBA 7a loans, which reprice on the first day of the subsequent quarter after a change in prime. As of December 31, 2003, 45.5% of the Company's deposits were time deposits with a stated maturity (generally one year or less) and a fixed rate of interest. As of December 31, 2003, 100% of the Company's borrowings were floating rate with a remaining term of 29 - 30 years.

                  Changes in the market level of interest rates directly and immediately affect the Company's interest spread, and therefore profitability. Sharp and significant changes to market rates can cause the interest spread to shrink or expand significantly in the near term, principally because of the timing differences between the adjustable rate loans and the maturities (and therefore repricing) of the deposits and borrowings.

                  Measuring the volume of repricing or maturing assets and liabilities, a Static Gap analysis, does not always measure the full impact on net interest income. Static Gap analysis does not account for rate caps on products; dynamic changes such as increasing prepay speeds as interest rates decrease, basis risk, or the benefit of non-rate funding sources. The relation between product rate repricing and market rate changes (basis risk) is not the same for all products. Consequently, in addition to GAP analysis, we use a simulation model and shock analysis to test the interest rate sensitivity of net interest income and the balance sheet, respectively. Contractual maturities and repricing opportunities of loans are incorporated in the model as are prepayment assumptions, maturity data and call options within the investment portfolio. Assumptions based on past experience are incorporated into the model for non-maturity deposit accounts. We have found that historically interest rates on these deposits change more slowly in a rising rate environment than in a declining rate environment. Management expects to experience higher net interest income when rates rise.

14 of 70

                                                 Contractual Static GAP Position as of December 31, 2003
                                                 -------------------------------------------------------
                                                        After           After One
                                        Within      Three Months         Year But
                                         Three        But Within          Within          After
                                        Months         One Year         Five Years      Five Years         Total
                                        ------      --------------      ----------      ----------      -----------
                                                                   (Dollars in Thousands)
Interest-Earning Assets:
   Federal Funds Sold                   $ 21,400       $      0          $      0        $      0         $ 21,400
   Certificates of Deposit                     0              0                 0               0                0
   Investment Securities                       0              0                 0               0                0
   FRB/FHLB Stock                              0              0                 0           1,145            1,145
   Loans                                 304,657         21,071            35,425           1,893          363,046
                                        --------       --------          --------        --------         --------
                           Total        $326,057       $ 21,071          $ 35,425        $  3,038         $385,591
                                        --------       --------          --------        --------         --------

Interest-Bearing Liabilities
   Money Market and NOW
   Deposits                             $ 61,340       $      0          $      0        $      0         $ 61,340
   Savings                                35,180              0                 0               0           35,180
   Time Deposits                          84,937         79,086            10,577               0          174,600
   Other Borrowings                       12,372              0                 0               0           12,372
                                        --------       --------          --------        --------         --------
                           Total        $193,829       $ 79,086          $ 10,577        $      0         $283,492
                                        --------       --------          --------        --------         --------

Period GAP                              $132,228       $(58,015)         $ 24,849        $  3,038
Cumulative GAP                          $132,228       $ 74,213          $ 99,062        $102,100

Period GAP to Total Assets                 30.7%         (13.4%)             5.8%            0.7%
Cumulative GAP                             30.7%          17.2%             22.9%           23.7%

                      Total Assets                                                                        $431,212
                                                                                                          ========

                  The following table shows the effects of changes in projected net interest income for 2004 under the interest rate shock scenarios stated in the table. The table was prepared as of December 31, 2003, at which time the Company's internal prime rate was 7% and Wall Street Journal prime rate was 4%.

                         Projected Net         Change from       % Change from
Changes in Rates        Interest Income         Base Case           Base Case
--------------------------------------------------------------------------------
                               (Dollars in Thousands)
      + 300 bp              $26,253               $2,578              10.9%
      + 200 bp               24,845                1,170               4.9%
      + 100 bp               23,776                  101                .4%
          0 bp               23,675                    0                 0%
       -100 bp               23,970                  295               1.2%
       -200 bp               24,264                  589               2.5%
       -300 bp               24,559                  884               3.7%

                  Assumptions are inherently uncertain, and, consequently, the model cannot precisely measure net interest income or precisely predict the impact of changes in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and management strategy.

15 of 70

Non-Accrual, Past Due and Restructured Loans

                  Nonperforming assets consist of nonperforming loans and Other Real Estate Owned (OREO). The Company had $198,861 of non-performing loans as of December 31, 2001, of which $92,895 was guaranteed by the SBA, compared to $1,908,169 of non-performing loans as of December 31, 2002, of which $1,077,597 was government guaranteed. At December 31, 2003, the Company had $4,160,032 of nonperforming loans, $3,378,401 of which were government guaranteed. There was $485,036 of OREO at December 31, 2003. There was no OREO at year end 2002 and 2001.

                  Pursuant to SBA operating procedures, real estate collateral is liquidated when a loan becomes uncollectible. Should there be a shortfall in liquidation proceeds, the SBA will assume 75% - 85% of that shortfall. The ratio of nonperforming loans to total loans (after reducing for SBA guarantees) was ..31%, .01%, and .07% for the years ended 2002, 2001, and 2000, respectively.

                  We generally place a loan on nonaccrual status and cease accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days, however, are placed on nonaccrual status, unless the loan is both well secured and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a deduction of principal as long as doubt exists as to collection. We are sometimes required to revise a loan's interest rate or repayment terms in a troubled debt restructuring. As of December 31, 2001 restructured loans were $153,670 as compared to $1,064,217 at December 31, 2002 and $948,691 at December 31, 2003. Our internal loan review department regularly evaluates potential problem loans as to risk exposure to determine the adequacy of our allowance for loan losses.

                  We review collateral value on loans secured by real estate during the internal loan review process. New appraisals are acquired when loans are categorized as nonperforming or potential problem loans. In instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower's overall financial condition is made to determine the need, if any, for possible write-downs or appropriate additions to our allowance for loan losses.

                  The following table presents information concerning nonaccrual loans, OREO, accruing loans which are contractually past due 90 days or more as to interest or principal payments and still accruing, and restructured loans:

16 of 70

                                                            Nonaccrual, Past Due, and Restructured Loans

                                                                          December 31,
                                                 ------------------------------------------------------------------------
                                                     2003           2002           2001           2000           1999
                                                 ------------------------------------------------------------------------
                                                                       (Dollars in Thousands)
Nonaccrual loans:
     Commercial                                     $   660        $   575        $     0        $     0        $     0
     Real estate - Construction                           0              0              0              0              0
     Real estate - Other                              3,500          1,333             99            272            259
     Installment                                          0              0              0              0              0
                                                    -------        -------        -------        -------        -------
       Total                                          4,160          1,908             99            272            259
OREO                                                    485              0              0              0              0
                                                    -------        -------        -------        -------        -------
Total nonaccrual loans and OREO                     $ 4,645        $ 1,908        $    99        $   272        $   259
                                                    =======        =======        =======        =======        =======

Total nonaccrual loans as a percentage of              1.1%            .7%            .1%            .3%            .5%
   total loans
Total nonaccrual loans and OREO as a                   1.3%            .7%            .1%            .3%            .5%
   percentage of total loans and OREO
Allowance for loan losses to total loans               1.0%           1.1%            .8%           1.0%           1.0%
Allowance for loan losses to nonaccrual
 loans                                                86.7%         158.0%             0%         340.0%         213.0%
Loans past due 90 days or more on accrual status:
     Commercial                                     $     0        $     0        $     0        $     0        $     0
     Real estate                                          0              0            100              0              0
     Installment                                          0              0              0              0              0
                                                    -------        -------        -------        -------        -------
       Total                                              0              0              0              0              0
                                                    =======        =======        =======        =======        =======
Restructured loans:
     On accrual status                                  949          1,064              0              0              0
     On nonaccrual status                                 0              0              0              0              0
                                                    -------        -------        -------        -------        -------
       Total                                        $   949        $ 1,064        $     0        $     0        $     0
                                                    =======        =======        =======        =======        =======

                  The table below summarizes the approximate changes in gross nonaccrual loans for the years ended December 31, 2003 and 2002.

                           Changes in Nonaccrual Loans

                                                          2003        2002
                                                     -------------------------
                                                       (Dollars in Thousands)

Balance, beginning of the year                            $1,908      $  106
Loans placed on nonaccrual                                 4,041       1,908
Charge-offs                                                 (536)       (100)
Loans returned to accrual status                               0          (6)
Repayments (including interest applied to principal)          83           0
Transfers to OREO                                          1,336           0
                                                          ------      ------

Balance, end of year                                      $4,160      $1,908
                                                          ======      ======
17 of 70

                  The additional interest income that would have been recorded from nonaccrual loans, if the loans had not been on nonaccrual status was $445,311, $160,715, and $24,616 for the years ended December 31, 2003, 2002, and
2001, respectively.

Interest payments received on nonaccrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case, the interest payment is recognized as interest income. Interest income not recognized on nonaccrual loans reduced the net interest margin by .13%, .07% and ..02% basis points for the years ended December 31, 2003, 2002, and 2001, respectively.

Other Real Estate Owned

                  The amount of the Bank's OREO was $485,036 at December 31, 2003 compared to $0 a year ago. The Bank's policy is to record these properties at estimated fair value, net of selling expenses, at the time they are transferred into OREO, thereby tying future gains or losses from sale or potential additional write-downs to underlying changes in the market.

Potential Problem Loans

                  At December 31, 2003, in addition to loans disclosed above as past due, nonaccrual or restructured, management also identified $2,610,818 of additional classified loans net of SBA guaranteed loans, where the ability to comply with the present loan payment terms in the future is questionable. However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loan on nonaccrual status at December 31, 2003. This amount was determined based on analysis of information known to management about the borrowers' financial condition and current economic conditions. Estimated potential losses from these potential problem loans have been provided for in determining the allowance for loan losses at December 31, 2003.

                  Management's classification of credits as nonaccrual, restructured or problems does not necessarily indicate that the principal is uncollectible in whole or part.

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

18 of 70

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

                  In order to determine the adequacy of the allowance for loan losses, we consider the risk classification or delinquency status of loans and other factors, such as collateral value, portfolio composition, trends in economic conditions, including those discussed below, and the financial strength of borrowers. We establish specific allowances for loans which management believes require reserves greater than those allocated according to their classification or delinquent status as prescribed in SFAS No. 114 (as amended by SFAS No. 118). The amount of the special allowance is based on the estimated value of the collateral securing the loans and other analyses pertinent to each situation. Loans are identified for specific allowances from information provided by several sources, including asset classification, third party reviews, delinquency reports, periodic updates to financial statements, public records and industry reports. All loan types are subject to specific allowances once identified as impaired or non-performing.

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

19 of 70

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




20 of 70

                  The following table summarizes the activity in the allowance for loan losses for the five years ended December 31, 2003:

                                                                         Allowance for Loan Losses

                                                                          Year ended December 31,
                                                 ------------------------------------------------------------------------
                                                     2003           2002           2001           2000           1999
                                                 ------------------------------------------------------------------------
                                                                          (Dollars in Thousands)
Loans outstanding                                  $360,749       $268,409       $149,035       $ 91,611       $ 55,915
Average amount of loans outstanding                 318,600        284,849        118,440         73,334         45,760
Balance of allowance for loan                         3,017          1,239            928            552            429
losses, beginning of years
Loans charged off:
   Commercial                                          (464)          (338)             0              0           (132)
   Real estate - Construction                             0              0              0              0              0
   Real estate - Other                                  (37)          (354)           (89)           (19)             0
   Consumer                                              (4)           (15)             0             (1)             0
                                                   --------       --------       --------       --------       --------
Total loans charged off                            $   (505)      $   (707)      $    (89)      $    (20)      $   (132)
                                                   ========       ========       ========       ========       ========
Recoveries of loans previously
charged off:
   Commercial                                            19             11              0              0             75
   Real estate - Construction                             0              0              0              0              0
   Real estate - Other                                   33              3              0             10              0
   Consumer                                              22             11              0              1              0
                                                   --------       --------       --------       --------       --------
   Total recoveries                                      74             25              0             11             75
                                                   --------       --------       --------       --------       --------
Net loans charged off                                  (431)          (652)           (89)            (9)           (57)
Provision for Loan loss Expense                       1,022          2,460            400            385            180
                                                   --------       --------       --------       --------       --------
Balance, end of year                               $  3,608       $  3,017       $  1,239       $    928       $    552
                                                   ========       ========       ========       ========       ========
Ratio of net charge-offs to average loans              .14%           .33%           .07%           .01%           .12%


                  The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.


                                                   At the Years Ended December 31,

                                   2003                             2002                              2001
                      -------------------------------------------------------------------------------------------------
                                             % in                             % in                             % in
                                            Loans in                         Loans in                         Loans in
                                  % of       Each                  % of       Each                   % of      Each
                                 Allowance  Category   Allowance  Allowance  Category              Allowance  Category
                      Allowance  to Total   to Total     Amt.     to Total   to Total   Allowance  to Total   to Total
                        Amt.        Amt.     Loans                  Amt.      Loans        Amt.       Amt.     Loans
                      -------------------------------------------------------------------------------------------------
                                                            (Dollars in Thousands)

Commercial               $ 154       4.3%       6.5%     $  172       5.7%       9.1%     $   80       6.5%       10.8%
Real Estate                655      18.2%      33.4%        667      22.1%      35.9%        291      23.5%       36.9%
Construction/Land
Development                589      16.3%      31.2%        391      13.0%      22.4%        186      15.0%       25.1%
Mortgage                     0        .0%        .7%          0                  2.8%          3        .2%        4.4%
SBA                      2,184      60.5%      27.3%      1,741      57.7%      28.2%        639      51.6%       19.4%
Consumer & Other            26        .7%        .9%         46       1.5%       1.6%         40       3.2%        3.4%
                        ------     ------     ------     ------     ------     ------     ------     ------      ------
Total                   $3,608     100.0%     100.0%     $3,017     100.0%     100.0%     $1,239     100.0%      100.0%
                        ======     ======     ======     ======     ======     ======     ======     ======      ======


21 of 70

                                           At the Years Ended December 31,
                                                                   2000                             1999
                                                      ----------------------------------------------------------------
                                                                                % in                           % in
                                                                              Loans in                        Loans in
                                                                    % of        Each                % of        Each
                                                                  Allowance   Category            Allowance   Category
                                                                  to Total    to Total             to Total   to Total
                                                           Amt.     Amt.        Loans     Amt.       Amt.       Loans
                                                      ----------------------------------------------------------------
                                                               (Dollars in Thousands)
Commercial                                                $ 86        9.3%      13.3%     $ 57        10.3%     17.8%
Real Estate                                                212       22.8%      39.1%      157        28.4%     38.0%
Construction/Land
Development                                                171       18.4%      25.3%       69        12.5%     18.2%
Mortgage                                                     4         .4%       1.8%        3          .5%      1.6%
SBA                                                        424       45.8%      15.8%      239        43.4%     17.8%
Consumer & Other                                            31        3.3%       4.7%       27         4.9%      6.6%
                                                      ---------- ----------- ---------- ---------- ---------- --------
Total                                                    $ 928      100.0%     100.0%     $552       100.0%    100.0%
                                                         =====      ======     ======     ====       ======    ======

     Based on the recent history of charge offs in the "Pass" category of the Company's loan portfolio, the Company has allocated a higher percentage of its reserve for loan losses, increasing the percentage allocated from .73% as of December 31, 2002 to .76% as of December 31, 2003 for the low allocation, and from .84% as of December 31, 2002 to .87% as of December 31, 2003 for the high allocation. Other changes are the result of relative changes in the size of the loan portfolios. As a result of past decreases in local and regional real estate values and the significant losses experienced by many financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as a part of the examinations of such institutions by banking regulators. While the Company believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Company's financial condition and results of operations.

Deposits

     The daily average balances and weighted average rates paid on deposits and other borrowings for each of the years ended December 31, 2003, 2002 and 2001 are represented below.

22 of 70

                                                             Years Ended December 31,

                                 2003                                2002                               2001
                ---------------------------------------------------------------------------------------------------------
                              % of total    Average              % of total    Average               % of total  Average
                    Average      Avg.        Rate       Average     Avg.        Rate       Average      Avg.       Rate
                    Balance    Deposits       %         Balance   Deposits       %         Balance    Deposits      %
               ------------- ------------ ----------  ---------- ----------- ----------- ----------- ----------- -------
                                                             (Dollars in Thousands)

Now                $ 24,075        6.7%      .10%      $ 18,564       8.2%       .10%      $13,202        9.2%      .56%
Money Market         37,238       10.4%     1.43%        38,621      16.9%      1.62%       19,346       13.5%     2.69%
Savings              32,739        9.2%      .59%        27,951      12.3%       .82%       28,436       19.8%     2.19%
Time deposits        75,177       21.1%     2.44%        26,509      11.6%      3.04%       14,369       10.0%     4.77%
less than
$100,000
Time deposits        76,998       21.6%     2.46%        35,682      15.7%      3.10%       17,845       12.4%     4.68%
$100,000 and
over
Other                10,906        3.1%     4.32%        10,581       4.6%      3.21%            0          0%     0.00%
               ------------- ------------             ---------- -----------             ----------- ----------- -------
Borrowings
Total               257,133       72.1%     1.92%       157,908      69.3%      1.98%       93,198       64.9%     2.93%
interest-bearing
liabilities
Non                  99,565       27.9%     0.00%        69,972      30.7%      0.00%       50,173       35.1%     0.00%
interest-bearing
deposit
Total              $356,698      100.0%     1.38%      $227,880     100.0%      1.37%     $143,371      100.0%     1.91%
Deposits &         ========      ======                ========     ======                ========      ======
Other
Borrowings

     At December 31, 2003, the Company had $85,829 in time deposits in the amounts of $100,000 or more consisting of 529 accounts maturing as follows:

Maturity Period                                                       Amount               Weighted Average Rate
--------------------------------------------------------------
Three months or less                                                  $ 4,274                     1.276%
Greater than Three Months to Six Months                                 5,119                     1.673%
Greater than Six Months to Twelve Months                                7,670                     1.693%
Greater than Twelve Months                                             68,766                     3.166%
                                                                       ------
Total                                                                 $85,829                     2.213%
                                                                      =======


23 of 70

Short-term Borrowings

     Set forth below is a schedule of outstanding short-term borrowings (less than or equal to 1 year):

                                              Year Ended December 31,
                            ----------------------------------------------------
                                 2003                2002               2001
                            ----------------------------------------------------
                                           (Dollars in Thousands)
Federal Funds Purchased        $ 0               $     0                $ 0
FHLB Advances                    0                10,000                  0
Line of Credit                   0                     0                  0
                            ----------        -----------          ------------
Total Short-term Borrowings    $ 0               $10,000                $ 0
                            ==========        ===========          ============

Time Certificate of Deposits

     Set forth is a maturity schedule of domestic time certificates of deposit of $100,000 or more at the indicated period.

                                            At December 31, 2003
                                       -------------------------------
                                           (Dollars in Thousands)
Three months or less                                $47,444
Over three through 12 months                         33,775
Over one through five years                           4,610
                                                  -----------
Total                                               $85,829
                                                  ===========

Supervision and Regulation

     Bank holding companies and national banks are extensively regulated under federal law and to a lesser extent, state law. The following is a brief summary of certain statutes and rules that affect or will affect the Company and the Bank. This summary is qualified in its entirely by reference to the particular statute and regulatory provisions referred to below and is not intended to be an exhaustive description of all applicable statutes and regulations.

     As a bank holding company, the Company principally is subject to Federal Reserve Bank regulations. The Company is required to file with the Federal Reserve quarterly and annual reports and such additional information the Federal Reserve may require pursuant to the BHCA. The Federal Reserve may conduct examinations of bank holding companies and their subsidiaries.

                  Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such a policy. The Federal Reserve under the BHCA also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the

24 of 70
financial soundness and stability of any bank subsidiary of the bank holding company. The Federal Reserve may also prohibit the Company, except in certain instances prescribed by statute, from acquiring or engaging in non-banking activities, other than activities that are deemed by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. See "Recent and Proposed Legislation" in this Section.

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

     The Bank as a national banking association is subject to regulation, supervision and examination by the Comptroller and subject to applicable laws and regulations under the National Bank Act, the Federal Deposit Insurance Act and Federal Reserve Act, as well as others. The Bank's deposits are insured (presently $100,000 per account) by the Bank Insurance Fund ("BIF"). As a result of this deposit insurance function, the FDIC also has certain supervisory authority and powers over the Bank as well as all other FDIC insured institutions. If, as a result of an examination of the Bank, the Comptroller should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the Comptroller. Such remedies include the power to enjoin unsafe or unsound practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict growth, to assess civil monetary penalties, to remove officers and directors and ultimately to request the FDIC to terminate the Bank's deposit insurance. The Bank has never been subject to any such enforcement action. The Bank is also subject to certain provisions of California law if not in conflict with or preempted by federal law or regulation.

     Various requirements and restrictions under the laws of the United States affect the operations of the Bank. Statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices and capital requirements. Further, the Bank is required to maintain certain levels of capital. See "Capital Adequacy Requirements" in this Section below.

Recent and Proposed Legislation

     From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks and other financial institutions are

25 of 70
frequently made in Congress, in the California legislature and by various bank regulatory agencies.

Sarbanes-Oxley Act

     On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the bill restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client will require pre-approval by the company's audit committee members. In addition, the audit partners must be rotated. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, legal counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the Board of Directors or the Board itself. The Bank is not required to file reports with the SEC.

     Longer prison terms and increased penalties will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading during retirement plan "blackout" periods, and loans to company executives are restricted. The Act accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

     The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statement's materially misleading. The Act also required the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) GAAP and filed with the SEC reflect all material correcting adjustments that are identified by a "registered public accounting firm" in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

USA PATRIOT Act

     On October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT)

26 of 70

Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures and controls generally require financial institutions to take reasonable steps:

     -- To conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

     -- To ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

     -- To ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

     -- To ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

     Under the USA PATRIOT Act, financial institutions were given 180 days from enactment to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

     --   The development of internal policies, procedures and controls;

     --   The designation of a compliance officer;

     --   An ongoing employee training program; and

     --   An independent audit function to test the programs.

     In October, 2003, the Board of Directors of Bank adopted comprehensive policies and procedures to address the requirements of the USA PATRIOT Act, and management believes that the Bank is currently in full compliance with the Act.

Gramm-Leach-Bliley Act

     On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act. That legislation eliminated many of the barriers that had separated the insurance, securities and banking industries since the Great Depression. The federal banking agencies (the Board of Governors of the Federal Reserve System, FDIC, Office of the Comptroller of the Currency) among others, have drafted regulations to implement the Gramm-Leach-Bliley Act.

27 of 70

     The Gramm-Leach-Bliley Act is the result of a decade of debate in the Congress regarding a fundamental reformation of the nation's financial system. The law is subdivided into seven titles, by functional area. Title I acts to facilitate affiliations among banks, insurance companies and securities firms. Title II narrows the exemptions from the securities laws previously enjoyed by banks, requires the Federal Reserve and the SEC to work together to draft rules governing certain securities activities of banks and creates a new, voluntary investment bank holding company. Title III restates the proposition that the states are the functional regulators for all insurance activities, including the insurance activities of federally-chartered banks. The law bars the states from prohibiting insurance activities by depository institutions. The law encourages the states to develop uniform or reciprocal rules for the licensing of insurance agents. Title IV prohibits the creation of additional unitary thrift holding companies. Title V imposes significant requirements on financial institutions related to the transfer of nonpublic personal information. These provisions require each institution to develop and distribute to accountholders an information disclosure policy, and requires that the policy allow customers to, and for the institution to, honor a customer's request to "opt-out" of the proposed transfer of specified nonpublic information to third parties. Title VI reforms the Federal Home Loan Bank system to allow broader access among depository institutions to the system's advance programs, and to improve the corporate governance and capital maintenance requirements for the system. Title VII addresses a multitude of issues including disclosure of ATM surcharging practices, disclosure of agreements among non-governmental entities and insured depository institutions which donate to non-governmental entities regarding donations made in connection with the CRA, and disclosure by the recipient non-governmental entities of how such funds are used. Additionally, the law extends the period of time between CRA examinations of community banks.

     Activities of Subsidiaries of National Banks. Activities permissible for financial subsidiaries of national banks include, but are not limited to, the following: (a) lending, exchanging, transferring, investing for others, or safeguarding money or securities; (b) insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability or death, or providing and issuing annuities, and acting as principal, agent, or broker for purposes of the foregoing, in any state; (c) providing financial, investment or economic advisory services, including advising an investment company; (d) issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; and (e) underwriting, dealing in or making a market in securities.

     Privacy. As required under Title V of the Gramm-Leach-Bliley Act, federal banking regulators issued final rules on May 10, 2000 to implement the privacy provisions of Title V. Pursuant to the rules, financial institutions must provide (i) initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates; (ii) annual notices of their privacy policies to current customers; and (iii) a reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties.

     Compliance with the rules was optional until July 1, 2001. As of July 1, 2001, the Bank was in compliance with the privacy provisions of the Gramm-Leach-Bliley Act and the implementing regulations, and subsequently, as necessary, has updated and enhanced its procedures and practices in this critical area.

28 of 70

     Safeguarding Confidential Customer Information. Under Title V of the Gramm-Leach-Bliley Act, federal banking regulators were required to adopt rules to require financial institutions to implement a program to protect confidential customer information. In January 2000, the federal banking agencies adopted guidelines requiring financial institutions to establish an information security program to: (i) identify and assess the risks that may threaten customer information; (ii) develop a written plan containing policies and procedures to manage and control these risks; (iii) implement and test the plan; and (iv) adjust the plan on a continuing basis to account for changes in technology, the sensitivity of customer information and internal or external threats to information security.

     The guidelines were effective July 1, 2001. The Bank implemented a security program appropriate to its size and complexity and the nature and scope of its operations in advance of the July 1, 2001 effective date, and subsequently, as necessary, has refined and improved its security program.

     Community Reinvestment Act Sunshine Requirements. In February 2001, the federal banking agencies adopted final regulations implementing Section 711 of Title 7, the CRA Sunshine Requirements. The regulations require nongovernmental entities or persons and insured depository institutions and affiliates that are parties to written agreements made in connection with the fulfillment of the institution's CRA obligations to make available to the public and the federal banking agencies a copy of each such agreement. The regulations impose annual reporting requirements concerning the disbursement, receipt and use of funds or other resources under each such agreement. The effective date of the regulations was April 1, 2001.

     The Bank is not a party to any agreement that would be the subject of reporting pursuant to the CRA Sunshine Requirements.

     The Bank intends to comply with all provisions of the Gramm-Leach-Bliley Act and all implementing regulations.

Deposit Insurance Reform

     Both houses of the 108th Congress have among the bills each is to consider during the current session a measure designed to make the administration of the deposit insurance system more efficient by merging the Bank Insurance Fund and the Savings Association Insurance Fund, and increasing the flexibility of the FDI Act with regard to the appropriate level of the resulting Deposit Insurance Fund, as established by the FDIC Board of Directors.

     On February 4, 2003, Representative Spencer Bachus of Alabama introduced bill H.R. 522, entitled the "Federal Deposit Insurance Reform Act of 2003". Most recently, the bill was passed by the House on April 2, 2003, referred to the Senate on April 4, 2003, and referred to the Committee on Banking, Housing and Urban Affairs on the same day. H.R. 522 incorporates a number of provisions requiring a merger of the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund, increasing the coverage amount for deposit insurance, amending the procedure and considerations utilized by the Board of Directors of the FDIC in setting insurance assessment rates, replacing the fixed target for the

29 of 70
size of the Bank Insurance Fund of 1.25 percent of estimated insured deposits to a range of not less than 1.15 and not more than 1.4 percent of estimated insured deposits, making technical changes to the manner in which the FDIC gathers information to assess the risk of future bank failures for use in analyzing the adequacy of the Bank Insurance Fund and other technical amendments regarding refunds, dividends and credits from the Deposit Insurance Fund. Finally, H.R. 522 directs the Comptroller General, the Board of Directors of the FDIC and the National Credit Union Administration Board variously to conduct a number of studies on issues including the utility of the prompt corrective provisions of the FDI Act as implemented by the federal banking agencies, the appropriateness of the organizational structure of the FDIC, and the feasibility of creating a system of private deposit insurance for amounts over the maximum public deposit insurance provided and the feasibility of converting to a voluntary or private deposit insurance system.

     On January 29, 2003, Senator Tim Johnson of South Dakota introduced S. 229, entitled "A bill for the merger of the bank and savings association deposit insurance funds, to modernize and improve the safety and fairness of the federal deposit insurance system, and for other purposes." On the same day, the bill was referred to the Committee on Banking, Housing and Urban Affairs. S. 229 also seeks to merge the Bank Insurance Fund with the Savings Association Insurance Fund to form the Deposit Insurance Fund, to increase the level of federal deposit insurance coverage generally to $130,000 per account, replacing the fixed target for the size of the Bank Insurance Fund of 1.25 percent of estimated insured deposits to a range of not less than 1.10 and not more than
1.5 percent of estimated insured deposits, inserting a requirement that the FDIC refund any overpaid assessment, and require studies, first by the Board of Directors of the FDIC and the National Credit Union Administration Board on the feasibility of increasing deposit insurance coverage for municipalities and other units of local government, the feasibility of creating a system of private deposit insurance for amounts over the maximum public deposit insurance provided, and of the feasibility of using actual deposits rather than estimated deposits in the calculation of the reserve ratio of the Deposit Insurance Fund.

     No assurance can be given as to the passage, or failure, of the House or Senate bills. First International Bank may incur additional costs, in the form of deposit insurance premiums, in the event that either bill becomes law.

Capital Adequacy Requirements

     The Federal Reserve and the Comptroller have adopted regulations establishing minimum requirements for capital adequacy. These agencies may establish higher minimum requirements if, for example, a bank previously has received special attention or has a high susceptibility to interest rate risk.

     The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve System and have consolidated assets of $150 million or more. Bank holding companies subject to the Federal Reserve's capital adequacy guidelines are required to comply with the Federal Reserve's risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-adjusted assets is 8%. At least half of the total capital is required to be "Tier I capital," principally consisting of common stockholders' equity, noncumulative perpetual preferred stock, and a

30 of 70
limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum.

     As of December 31, 2003, the Company's Tier I leverage ratio was 9.06%, Tier I risk-based ratio was 10.01% and its total risk-based ratio was 11.54%.

     The Comptroller's leverage-based capital guidelines require national banks to maintain a minimum 4% Tier I leverage capital ratio for the most highly-rated banks, with all other banks required to meet a higher minimum leverage ratio that is 1% or more above the minimum. The risk-based capital guidelines provide that banks must maintain a minimum capital-to-risk-weighted-assets ratio of 8% and a minimum ratio of Tier I capital-to-risk-weighted-assets of 4%. The guidelines provide a general framework for assigning assets and off-balance sheet items to broad risk categories and provide procedures for the calculation of the risk-based capital ratio.

     As of December 31, 2003, the Tier I leverage ratio of the Bank's was 9.37%, the Bank's Tier I risk-based ratio was 10.33% and the total risk-based ratio was 11.26%.

     The federal banking regulators are required to take "prompt corrective action" with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are "well capitalized," "adequately capitalized," "under capitalized," "significantly under capitalized" and "critically under capitalized." A "well capitalized" bank has a total risk-based capital ratio of 10.0% or higher; a Tier I risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An "adequately capitalized" bank has a total risk-based capital ratio of 8.0% or higher; a Tier I risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well capitalized bank. A bank is "under capitalized" if it fails to meet any one of the ratios required to be adequately capitalized.

31 of 70

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

Deposit Insurance Assessments

     The Bank must pay assessments to the FDIC for federal deposit insurance protection. FDIC insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher-risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. The Bank paid $44,715 in 2003, as compared to $59,231 in 2002. The current range of BIF and Saving Association Insurance Fund ("SAIF") assessments are (not including FICO bond assessments) between 0.0% and 0.27% of deposits. The rate for Temecula Valley Bank was 0.00% for 2002 and 2003.

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

     An increase in the assessment rate could have a material adverse effect on the Company's earnings, depending on the amount of the increase. Based upon an increase in the amount of the bank insurance fund for the quarter ended June 30, 2003 and the preliminary results for September 30, 2003, which show a further increase, it appears that an increase in the deposit insurance premium amount is unlikely in the near term.

32 of 70

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

Examinations

     The Federal Reserve through the BHCA has the authority to exam and evaluate the Company and its subsidiary. The Comptroller periodically examines and evaluates national banks. These examinations review areas such as capital adequacy, reserves, loan portfolio quality and management, consumer and other compliance issues, investments and management practices. In addition to these regular exams, we are required to furnish quarterly and annual reports to the Federal Reserve and the Comptroller. Both agencies may exercise cease and desist or other supervisory powers if actions represent unsafe or unsound practices or violations of law. Further, any proposed addition of any individual to the board of directors of a bank or the employment of any individual as a senior executive officer of a bank, or the change in responsibility of such an officer, will be subject to 90 days prior written notice to the Comptroller if a bank is not in compliance with the applicable minimum capital requirements, is otherwise a troubled institution or the Comptroller determines that such prior notice is appropriate for a bank. The Comptroller then has the opportunity to disapprove any such appointment.

Federal Securities Law

     The Company has registered its common stock with the SEC pursuant to
Section 12(g) of the Exchange Act. As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to the Company.

33 of 70

Transactions with Insiders and Affiliates

     Depository institutions are subject to the restrictions contained in
Section 22(h) of the Federal Reserve Act with respect to loans to directors, executive officers and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who own more than 10% of a depository institution and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the institution's loans-to-one-borrower limit (as discussed below). Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and stockholders who own more than 10% of an institution, and their respective affiliates, unless such loans are approved in advance by a majority of the board of directors of the institution. Any "interested" director may not participate in the voting. The prescribed loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, pursuant to Section 22(h), the Federal Reserve requires that loans to directors, executive officers, and principal stockholders be made on terms substantially the same as offered in comparable transactions with non-executive employees of the Bank. There are additional limits on the amount a bank can loan to an executive officer.

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

     Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank's holding company and companies that are under common control with the bank. The Company is considered to be an affiliate of the Bank. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in "covered transactions" with affiliates:

     -- to an amount equal to 10% of the bank's capital and surplus, in the case of covered transactions with any one affiliate; and

     -- to an amount equal to 20% of the bank's capital and surplus, in the case of covered transactions with all affiliates.

     In addition, a bank and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" includes:

     --   a loan or extension of credit to an affiliate;

34 of 70

     --   a purchase of, or an investment in, securities issued by an affiliate;

     --   a purchase of assets from an affiliate, with some exceptions;

     -- the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; and

     -- the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

          In addition, under Regulation W:

     -- a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;

     -- covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

     -- with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

     Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates.

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

The Company's Business Strategy Relies Upon its Chief Executive Officer and Other Key Employees

35 of 70

     Stephen H. Wacknitz has been the president and chief executive officer of the Company and the Bank since the inception of both entities. Mr. Wacknitz developed numerous aspects of the Company's current business strategy and the implementation of such strategy depends heavily upon the active involvement of Mr. Wacknitz. The loss of Mr. Wacknitz' services could have a negative impact on the implementation and success of the Company's business strategy. The Company's success will also depend in large part upon its ability to attract and retain highly qualified management, technical and marketing personnel to execute the strategic plan. The Company will need to retain persons with skills in areas that are new and unfamiliar in order to manage these programs. Competition for qualified personnel, especially those in management, sales and marketing is intense. The Company cannot assure you that it will be able to attract and retain these persons.

The Company's Growth May Not Be Managed Successfully

     The Company has grown substantially from $310,506,097 of total assets and $269,321,220 of total deposits at December 31, 2002 to $431,212,118 of total assets and $383,487,366 of total deposits at December 31, 2003. The Company expects to continue to experience significant growth in assets, deposits and scale of operations. If the Company does not manage its growth effectively, the Company will not have adequate resources to maintain and secure key relationships contemplated by its business plan, and its business and prospects could be harmed. The Company's growth subjects it to increased capital and operating commitments. The Company must recruit experienced individuals that have the skills and experience that it needs to transition the areas of its lending concentration. The plans for continued growth have placed and will continue to place a significant strain on the Company's personnel, systems, and resources. The Company cannot guarantee that it will be able to obtain and train qualified individuals to implement its business strategy in a timely, cost effective and efficient manner.

Dependence on Real Estate

     A significant portion of the loan portfolio of the Bank is dependent on real estate. At December 31, 2003 real estate served as the principal source of collateral with respect to approximately 85% of the Bank's loan portfolio. A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by the Bank, as well as the Company's financial condition and results of operations in general and the market value of the Company's common stock. Acts of nature, including earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company's financial condition.

     In the course of business, the Bank may in the future acquire, through foreclosure, properties securing loans which are in default. In commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, the Bank might be required to remove these substances from the affected properties at its sole cost and expense. The cost of this removal could substantially exceed the value of affected properties. The Bank may not have adequate remedies against the prior owner or other responsible parties or could find

36 of 70
it difficult or impossible to sell the affected properties. This could have a material adverse effect on the Bank's business, financial condition and operating results.

Interest Rate Changes

     The earnings of the Bank are substantially affected by changes in prevailing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and the rates the Bank must pay on deposits and borrowings. The difference between the rates the Bank receives on loans and securities and the rates it must pay on deposits and borrowings is known as the interest rate spread. Given the Bank's current volume and mix of interest bearing assets, the Bank's interest rate spread can be expected to increase when market interest rates are rising, and to decline when market interest rates are declining. Although the Bank believes its current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse impact on its business, financial condition and result of operations.

Competition

     Competition may adversely affect the Bank's performance. The financial services business in the Bank's market area is highly competitive, and becoming more so due to changes in regulation, technological advances and the accelerating pace of consolidation among financial service providers. The Bank faces competition both in attracting deposits and making loans. The Bank competes for loans principally through competitive interest rates and the efficiency and quality of the services provided. Increasing levels of competition in the banking and financial services businesses may reduce the market share or cause the prices charged for services to fall. Many of the financial intermediaries operating in the Bank's market area offer certain services, such as trust, investment and international banking services, which the Bank does not offer directly. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries have larger lending limits. These services the Bank may not offer directly may prompt customers to do business with competitors instead of with the Bank. Results may differ in future periods depending on the nature or level of competition.

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

     SBA lending is a federal government created and administered program. As such, legislative and regulatory developments can affect the availability and funding of the program. This dependence on legislative funding and regulatory restrictions from time to time causes limitations and uncertainties with regard to the continued funding of such loans, with a resulting potential adverse financial impact on the Bank's business. Currently, the maximum limit on

37 of 70
individual 7a loans which the SBA will permit is reduced to $750,000 from the prior $2,000,000 level. This reduction could have a negative impact on the Company's business. Since the SBA business at the Bank constitutes a significant portion of the Bank's lending business, this dependence on this government program and its periodic uncertainty with availability and amounts of funding creates greater risk for the Bank's business than does other parts of its business.

Borrower's Failure to Perform

     A significant number of the Bank's borrowers and guarantors may fail to perform their obligations as required by the terms of their loans, which could result in larger than expected losses. This risk increases when the economy is weak, as it has been recently. The Bank has adopted underwriting and credit policies, and loan monitoring procedures, including the establishment and monitoring of allowance for loan losses. Management believes these provisions are reasonable and adequate, and should keep loan losses within expected limits by assessing the likelihood of nonperformance, tracking loan performance and diversifying the credit portfolio. However, these policies and procedures may not be adequate to prevent unexpected losses that could materially and adversely affect the results of operations.

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

Geographic Concentration

     The Company's operations are located almost entirely in California, except SBA Lending. As a result of the California geographic concentration, our results depend largely upon economic and business conditions in this region. Deterioration in economic and business conditions in our market area could have a material adverse impact on the quality of our loan portfolio and the demand for our products and services, which in turn may have a material adverse effect on our results of operations.

Fiscal Crisis in California

     The State of California budget crisis could have an unfavorable impact upon the Bank's business, financial condition, results of operations and share price. A combination of reductions in State-provided services and increases in the level and nature of taxation could adversely affect economic activity and real estate values, which in turn could have an unfavorable affect on the Bank's business, financial condition, results of operations and share

38 of 70
valuation. The business, financial condition and results of operations of the Bank's customers could also be adversely affected, which could negatively impact the Bank's loan portfolio.

Subsidiaries

     The Bank is a subsidiary of the Company. In June 2002, the Company formed Temecula Valley Statutory Trust I, a Connecticut statutory trust and wholly owned subsidiary of the Company for the purpose of issuing trust preferred securities. In September 2003, the Company and Temecula Valley Statutory Trust II, a Connecticut statutory trust and wholly owned subsidiary of the Company for the purpose of issuing trust preferred securities.

Employees

     As of December 31, 2003, the Bank had 194 full-time employees, 9 of whom were executive officers. There are no employees at the Company. We provide medical insurance and other benefits to our full-time employees. Our employees are not represented by any collective bargaining group. We consider our relations with our employees to be satisfactory.

ITEM 2:           PROPERTIES
                  ----------

     The Bank conducts business at five full-service banking offices and multiple loan production offices. The main office facilities are located at 27710 Jefferson Avenue, Suite A100, Temecula, California. As of December 31, 2003, the Bank owned the property at its Murietta branch. The remaining banking offices and other offices are leased by the Bank. Total future annual rental payments (exclusive of operating charges and real property taxes) are approximately $2,953,424, with lease expiration dates ranging from 2004 to 2009, exclusive of renewal options.

     We believe that our existing facilities are adequate for our present purposes and that the properties are adequately covered by insurance.

ITEM 3:           LEGAL PROCEEDINGS
                  -----------------

     From time to time, we are involved in legal proceedings arising in the normal course of business. We do not believe that there is any pending or threatened proceeding against us which, if determined adversely, would have a material effect on our business, financial condition or results of operation.

     The Company is not aware of any material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of the voting securities of the Company as of December 31, 2003, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

39 of 70

ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER
                  --------------------------------------------------

     At a special meeting of shareholders held on December 18, 2003, the shareholders of the Company approved a reincorporation proposal to change the Company's incorporation from Delaware to California. A concurrent forward two-for-one stock split was also approved at the meeting. The number of votes cast for the proposal to incorporate was 2,511,514, against 0, abstentions 0, and broker nonvotes 0.







                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON
                  EQUITY AND RELATED STOCKHOLDER MATTERS
                  --------------------------------------

Trading Information

     The Company's common stock trades in the over-the-counter market under the symbol TMCV.OB. As reported by the OTC Bulletin Board, information concerning the range of high and low bid information prices for the Company's common stock for each quarterly period within the past two fiscal years is set forth below. The below quotations reflect inter-dealer prices adjusted for the two for one stock split December 18, 2003, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended                High Bid                        Low Bid

2003
March 31                      $6.63                           $5.38
June 30                       $8.25                           $6.00
September 30                  $9.40                           $7.75
December 31                   $12.13                          $9.25

2002
March 28                      $5.00                           $4.15
June 28                       $6.35                           $4.43
September 30                  $6.25                           $5.25
December 31                   $6.40                           $5.50

     As of February 28, 2004 the low and high bids of the Company's stock as quoted in the over-the-counter bulletin board market were $12.00 and $11.85, respectively. As of that date, there were approximately 458 record holders of the Company's common stock.

40 of 70

Dividends

     No cash dividends were paid by the Bank prior to the formation of the Company in 2002 and none have been paid by the Company since its formation in 2002.

     The Company is a legal entity separate and distinct from the Bank. The Company's shareholders are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available therefore, subject to the restrictions set forth in the California General Corporation Law as well as other restriction discussed below. Under California law, a dividend can be paid if the amount of the retained earnings of the Company immediately prior to such payment equals or exceeds the amount of the proposed distribution. Additionally, a dividend can be paid if immediately after giving effect thereto: (1) the sum of the assets of the Company (exclusive of goodwill, capitalized research and development expenses and deferred charges) would be at least equal to 1 1/4 times its liabilities (not including deferred taxes, deferred income and other deferred credits) and (2) the current assets of the corporation would be at least equal to its current liabilities or, if the average of the earnings of the corporation before taxes on income and before interest expense for the two preceding fiscal years was less than the average of the interest expense of the corporation for those fiscal years, at least equal to 1 1/4 times its current liabilities.

     The Federal Reserve has broad authority to prohibit the payment of dividends by the Company depending upon the condition of each entity. In addition, the future payment of cash dividends will generally depend, in addition to regulatory restraints, upon the Company's earnings during any period, and the assessment by the Board of the capital requirements the Company and other factors, including the maintenance of an adequate allowance for loan losses at the Bank.

     The availability of operating funds for the Company and the ability of the Company to pay a cash dividend depends largely on the Bank's ability to pay a cash dividend to the Company. The payment of cash dividends by the Bank is subject to restrictions set forth in the National Bank Act. In general, dividends may not be paid from any of the Bank's capital. Dividends must be paid out of available net profits, after deduction of all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes. Additionally, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus fund equals its common capital, or, if its surplus fund does not equal its common capital, until at least one-tenth of such bank's net profits, for the preceding half year in the case of quarterly or semi-annual dividends, or the preceding two half-years in the case of an annual dividend, are transferred to its surplus fund each time dividends are declared. The approval of the Comptroller is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. Furthermore, the Comptroller also has authority to prohibit the payment of dividends by a national bank when it determines such payment to be an unsafe and unsound banking practice.

     The Company declared a two-for-one stock split to shareholders in December 2003, April 1999 and April 1998. Whether or not stock dividends will be paid in the future will

41 of 70
be determined by the Board of Directors after consideration of various factors. The Company's and the Bank's profitability and regulatory capital ratios in addition to other financial conditions will be key factors considered by the Board of Directors in making such determinations regarding the payment of dividends.

42 of 70

       Securities Authorized For Issuance Under Equity Compensation Plans

          Equity Compensation Plan Information as of December 31, 2003
----------------------------------------------------------------------------------------------------------------------
                                Number of securities to be
                                  issued upon exercise of     Weighted average exercise
                                   outstanding options,         price of outstanding         Number of securities
                                    warrants and rights         options, warrants and       remaining available for
    Plan category                                                       rights                  future issuance
----------------------------------------------------------------------------------------------------------------------
                                            (a)                         (b)                             (c)
Equity compensation plans
approve by security holders              1,912,674                     $3.74                            27,984
Equity compensation plans not
approve by security holders                  0                          0                                0
                                             -                          -                                -
Total                                    1,912,674                     $3.74                            27,984
                                         =========                                                      ======

ITEM 6.           SELECTED FINANCIAL DATA
                  -----------------------

     The following table represents selected financial information for the five years ended December 31, 2003 for the Company and subsidiaries on a consolidated basis. This table should be read in conjunction with the Company's financial statements and related notes. All share and per share data have been restated to reflect three two-for-one stock splits, one in December 2003, one in April 1999 and one in April 1998.

                                        2003               2002             2001             2000            1999
                                        ----               ----             ----             ----            ----
Income Statement:
Interest income                       $23,954,291     $16,555,918      $12,022,210      $9,371,502       $5,703,426
Interest expense                        4,946,553       3,124,682        2,734,407       2,452,901        1,697,167
                                 -----------------------------------------------------------------------------------
Net interest income                    19,007,738      13,431,236        9,287,803       6,918,601        4,006,259
Provision for loan losses               1,022,000       2,460,000          400,000         385,000          180,000
                                 -----------------------------------------------------------------------------------
Net after provision for loan           17,985,738      10,971,236        8,887,803       6,533,601        3,826,259
losses
Non interest income                    24,417,561      17,895,165        8,952,309       3,183,777        1,974,606
Non interest expense                   29,121,071      21,800,837       14,831,513       7,621,741        4,951,570
                                 -----------------------------------------------------------------------------------
Income before income taxes             13,282,228       7,065,564        3,008,599       2,095,637          849,295
Provision for income taxes              5,427,889       2,874,510        1,205,018         835,335          313,244
                                 -----------------------------------------------------------------------------------
Net income                            $ 7,854,339     $ 4,191,054      $ 1,803,581      $1,260,302         $536,051
                                 ===================================================================================

Per Share Data:
Basic earnings per share                 $   1.00        $   0.57         $   0.28         $  0.24          $  0.12
Diluted earnings per share               $   0.89        $   0.50         $   0.25         $  0.22          $  0.09

Average common shares                   7,823,950       7,372,504        6,484,108       5,239,378        4,599,968
outstanding
Average common shares &                 8,861,706       8,370,040        7,142,290       5,694,492        5,965,118
equivalents
Book value per share

Equity shares-beginning balance         7,446,646       7,326,324        5,505,322       5,099,744        4,314,856
Warrants - Shares Issued                  324,598          66,628            5,058               0          535,432
Options - Shares Issued                   380,670          53,694          215,944         405,578          249,456
Stock offering                                  0               0        1,600,000               0                0

43 of 70

                                        2003               2002             2001             2000            1999
                                        ----               ----             ----             ----            ----
                                 -----------------------------------------------------------------------------------
Equity shares-ending balance            8,151,914       7,446,646        7,326,324       5,505,322        5,099,744
                                 ===================================================================================

Balance Sheet Data:
Assets                               $431,212,118    $310,509,097    $ 190,024,416    $117,757,861     $ 85,113,913
Loans                                 360,749,391     271,425,826      150,274,574      92,037,318       55,915,064
Allowance for loan loss                 3,607,833       3,017,395        1,239,308         927,509          551,792
Other Real Estate Owned                   485,036               0                0               0                0
Fed Funds Sold & Investments           21,400,000               0       16,400,000      12,225,250       19,989,700
Securities
FRB/FHLB Stock                          1,145,000       1,460,050          517,250         214,700          176,400
Deposits                              383,487,366     269,321,220      172,928,225     107,306,736       77,510,844
FHLB advances                                   0      10,000,000                0               0                0
Trust preferred borrowing              12,372,000       7,217,000                0               0                0
Stockholders' equity                   29,683,065      19,616,203       15,103,944       8,937,182        6,922,745

ALLL beginning balance                $ 3,017,395     $ 1,239,308       $  927,509      $  551,792      $   429,448
Charge offs                             (505,586)       (707,455)         (88,201)        (20,402)        (132,946)
Recoveries                                 74,024          25,542                0           9,283           74,841
Provision for loan losses               1,022,000       2,460,000          400,000         385,000          180,000
                                 -----------------------------------------------------------------------------------
ALLL ending balance                    $3,607,833      $3,017,395       $1,239,308      $  927,509      $   551,792
                                 ===================================================================================

Non-performing loans                   $4,160,032      $1,908,169        $ 198,861      $  271,495      $   261,037
Government guaranteed portion         (3,378,401)     (1,077,597)         (92,895)       (203,621)        (224,272)
                                 -----------------------------------------------------------------------------------
Net non-performing loans                $ 781,631       $ 830,572        $ 105,966      $   67,874       $   36,765
                                 ===================================================================================

SBA 7A participation sold -          $287,345,585    $168,163,922     $ 66,819,282     $29,187,738       22,092,542
period end
Other participations sold              18,906,176       8,911,376        3,085,662       7,423,766        4,193,789
                                 -----------------------------------------------------------------------------------
Total participation sold -           $306,251,761    $177,075,298      $69,904,944     $36,611,504     $ 26,286,331
period end
                                 ===================================================================================

Asset Quality:
Nonaccrual loans
ORE

Selected Ratio's:
Return on average assets                    2.04%           1.69%            1.15%           1.21%            0.74%
Return on average equity                   31.84%          14.34%           14.82%          16.10%            8.96%
Income tax rate                            40.90%          40.70%           40.00%          39.80%           36.80%

Tier I leverage ratio                       9.06%           8.53%            7.91%           7.54%            8.14%
Tier I risk based ratio                    10.01%           9.30%            9.39%           8.93%            9.97%
Total risk based ratio                     11.54%          10.61%           10.17%           9.86%           10.77%

Allowance for loan loss/loans               1.00%           1.11%            0.82%           1.00%            0.99%
Allowance for loan loss/net               461.84%         363.06%        1,168.86%       1,364.71%        1,491.89%
nonperforming loans
Loan to deposit ratio                      94.07%         100.78%           86.90%          86.24%           72.14%
Avg int earning assets/total               86.65%          86.76%           88.12%          89.15%           89.81%
assets

Investment yield (includes                  1.40%           1.87%            3.75%           6.24%            5.06%
FRB/FHLB)
Loan yield                                  7.45%           7.99%            9.54%          11.14%           10.31%
Total interest bearing assets               7.17%           7.71%            8.73%          10.14%            8.74%
Interest bearing deposit cost               1.82%           1.89%            2.93%           3.91%            3.70%
Borrowing cost                              4.32%           3.21%              N/A             N/A              N/A
Net interest margin                         5.69%           6.25%            6.74%           7.49%            6.14%
Net interest spread                         5.25%           5.73%            5.80%           6.23%            5.04%

44 of 70

                                        2003               2002             2001             2000            1999
                                        ----               ----             ----             ----            ----
SBA Loan Servicing:
SBA excess servicing asset             $6,116,679     $ 3,763,779      $ 1,538,437       $ 708,401        $ 539,612
SBA I/O strip receivable asset         20,495,511      13,120,093        4,136,809       1,381,098          602,724
                                 -----------------------------------------------------------------------------------
Total SBA servicing asset             $26,612,190     $16,883,872      $ 5,675,246      $2,089,499       $1,142,136
                                 ===================================================================================

SBA servicing-cash income             $ 6,025,650     $ 2,673,768        $ 760,959       $ 465,409        $ 274,519
SBA servicing-asset amortization      (4,233,596)     (1,462,019)        (402,442)       (192,742)        (113,333)
SBA servicing-guarantee fee to SBA       (98,868)        (83,379)         (21,943)         (1,853)          (4,022)
                                 -----------------------------------------------------------------------------------
SBA servicing-net servicing income    $1,693,186     $ 1,128,370        $ 336,574       $  70,814        $ 157,164
                                 ===================================================================================

Loan Sales:
SBA 7A sales - guaranteed            $129,813,081    $108,212,760      $42,872,549     $10,438,650      $ 7,095,750

SBA 7A sales - unguaranteed          $ 19,208,615     $12,573,048      $ 5,933,122         $     0       $  767,104
Unguaranteed SBA 7A sales gain          3,191,211       2,094,818          940,392               0          154,153

Mortgage loan sales                 $ 100,800,159     $83,014,280      $55,224,847     $10,439,365      $ 8,894,243
Mortgage loan sales gain                2,827,316       2,283,546        1,553,409         306,177          119,465

SBA Broker referral income            $ 2,844,613     $ 1,971,774      $ 1,070,945         $     0        $  77,002
Mortgage Broker referral income                           907,568                          508,201           89,863
                                          943,252                          864,230

Employee Related:
Full time employees                           194             181              148              86               68
Part time employees                            14              18               13              11                5
Full time equivalent employees                204             194              156              92               71

Salary continuation plan expense       $  531,240       $ 267,108        $ 165,682       $ 156,844        $  71,329

CSV life insurance balance              5,740,729      $3,983,183      $ 2,832,254      $2,159,329       $1,163,171

CSV life insurance income              $  250,368       $ 175,901        $ 144,262       $ 115,481        $  55,448
CSV Llfe insurance expense               (44,822)        (24,972)         (19,337)        (19,323)          (4,911)
                                 -----------------------------------------------------------------------------------
Net life insurance income              $  205,546       $ 150,929        $ 124,925       $  96,158        $  50,537
                                 ===================================================================================

ITEM 7:           MANAGEMENT DISCUSSION AND ANALYSIS
                  ----------------------------------

     See "Cautionary Statement for Purposes of the "Safe Harbor" Provision of the Private Securities Litigation Reform Act of 1995," on the pages immediately following the table of contents in connection with "forward looking" statements included in this Report.

Analysis of Financial Condition and Results of Operations

     This discussion should be read in conjunction with the financial statements of the Company, including the notes thereto, appearing elsewhere in this report.

45 of 70

Results of Operations

Net Income

     For 2003, net income was $7,854,339 or $1.00 per basic share and $0.89 per diluted share. For 2002, net income was $4,191,054, or $0.57 per basic share and $0.50 per diluted share and for 2001 it was $1,803,581 or $0.28 per basic share and $0.25 per diluted share. The net interest margin for the last three years has been consistently strong. This factor coupled with income increases in gain on sale of loans, servicing income and other fee income, most significantly in connection with SBA and mortgage loan sales, represents a significant portion of the profit dynamics of the Company. The Company sold $15,928,355 of the unguaranteed portion of SBA 7A loans in 2003, which added $1,877,886 to net income after tax for 2002. We sold $12,573,043, which added $1,232,355 to net income after tax, and in 2001, we sold $5,933,122 which added $553,457 to net income after tax. The Bank expects to continue to sell SBA and mortgage loans in the secondary market while retaining a significant portion of the servicing rights. The return on average assets was 2.04% for 2003 compared to 1.68% in 2002 and 1.15% in 2001. The return on average equity was 31.84% for 2003 compared to 24.14% for 2002 and 14.82% for 2001. Due to low interest rates and increasing real estate values resulting in equity availability for other investments, loan activity has been robust. Similar but somewhat tempered activity is expected for 2004.

Net Interest Income

     Net interest income was $19,007,738 in 2003 compared to $13,431,236 in 2002 and $9,287,803 in 2001. These interest income levels have been achieved as a result of net interest margins that have been consistently higher than expectations in this interest rate environment as well as growth of the loan portfolio. Net interest margins were 5.69%, 6.25% and 6.74% for years ended 2003, 2002 and 2001, respectively. The loan-to-deposit ratio at December 31, 2003 was 94.07%, at December 2002 it was greater at 100.78% and at December 31, 2001 it was 86.90%. Loans produced a yield of 7.45% in 2003, 7.99% in 2002 and 9.54% in 2001. Investments, which includes Federal Funds sold, FRB stock and FHLB stock, yielded 1.40% in 2003, 1.87% in 2002 and 3.75% in 2001. Total interest earning assets yielded 7.17% in 2003, 7.71% in 2002 and 8.73% in 2001. The cost of interest bearing deposits was 1.82% in 2003, 1.89% in 2002 and 2.93% in 2001. For 2003, the cost of other borrowings was 4.32% and consisted of FHLB advances, Trust Preferred Borrowings and Federal Funds Purchased. For 2002, the cost of other borrowings was 3.21% and consisted of Federal Funds Purchased, FHLB advances and Trust Preferred Borrowings. No other borrowings were incurred.

     The Company tries to maximize the percentage of assets it maintains as interest earning assets, with the goal of the Company to maintain at least 90% in that category. Effectively, all of the increases in non-interest earning assets in 2003, 2002 and 2001 were in the cash surrender value of life insurance
(BOLI), the SBA servicing and SBA I/O strip receivable assets.

                  The following table shows average balances with corresponding interest income and interest expense as well as average yield and cost information for the last three years.

46 of 70

Average balances are derived from daily balances, and non-accrual loans are included as interest bearing loans for the purposes of these tables.

                                                         Average Balances with Rates Earned and Paid
                                                                    Year ended December 31
                               -------------------------------------------------------------------------------------------------

                                          2003                            2002                              2001
                                        Interest Average                Interest  Average                 Interest
                                                                                                                    Average
                               Average  Income/  Interest      Average   Income/  Interest      Average   Income/
                                                                                                                    Interest
                               Balance  Expense    Rate        Balance   Expense    Rate        Balance   Expense          Rate
                               -------  -------    ----        -------   -------    ----        -------   -------          ----
                             (Dollars in Thousands)
Assets

Due From Banks-Time             $     0  $     0       0%       $     0   $     0    0.00%       $     0  $     0         0.00%
Securities-HTM  (1)                  41        0     .82%           222         4    1.65%           224       10         4.58%
FRB/FHLB Stock                    1,173       64    5.44%           891        46    5.21%           379       19         5.10%
Federal Funds Sold               14,191      152    1.07%         8,870       137    1.54%        18,707      694         3.71%
                               ---------------------------     ----------------------------     --------------------------------
             Total Investments   15,405      216    1.87%         9,983       187    1.87%        19,310      723         3.75%

             Total Loans (2)    318,600   23,738    7.45%       204,849    16,369    7.99%       118,440   11,299         9.54%
                               ---------------------------     ----------------------------     --------------------------------
  Total Interest Earning Assets 334,005   23,954    7.17%       214,832    16,556    7.71%       137,750   12,022         8.73%
                                        ------------------              -------------------              -----------------------

Allowance for Loan              (3,152)                         (1,588)                          (1,024)
Loss
Cash & Due From Banks            17,295                          13,779                            9,706
Premises & Equipment              2,196                           2,271                            2,220
Other Assets                     35,137                          18,335                            8,282
                               ---------                       ---------                        ---------
   Total Assets                $385,481                        $247,629                         $156,934
                               =========                       =========                        =========

Liabilities
and
Shareholders' Equity

Interest Bearing Demand         $24,075       24     .10%       $18,564        18     .10%       $13,202       73         0.56%
Money Market                     37,238      532    1.43%        38,621       628    1.62%        19,346      520         2.69%
Savings                          32,739      192     .59%        27,951       228     .82%        28,436      622         2.19%
Time Deposits under $100,000     75,177    1,833    2.44%        26,509       806    3.04%        14,369      685         4.77%
Time Deposits $100,000 or more   76,998    1,894    2.46%        35,682     1,105    3.10%        17,845      834         4.68%
Other Borrowings                 10,906      471    4.32%        10,581       340    3.21%             0        0         0.00%
                               ---------------------------     ----------------------------     --------------------------------
   Total Interest Bearing       257,133    4,946     1.92       157,908     3,125    1.98%        93,198    2,734         2.93%
    Liabilities                         ------------------              -------------------              -----------------------

Non-interest Demand Deposits     99,565                          69,972                           50,173
Other Liabilities                 4,108                           2,530                            1,538
Shareholders' Equity             24,675                          17,219                           12,025
                               ---------                       ---------                        ---------
   Total Liabilities and
   Shareholders' equity        $385,481                         $247,629                         $156,934
                               =========                       =========                        =========

Net Interest Income                      $19,008                          $13,431                          $9,288
                                        =========                        ==========                       =========

Net Interest Spread (3)                            5.25%                            5.73%                                5.80%
                                                 =========                        =========                       ==============

Net Interest Margin (4)                            5.69%                            6.25%                                6.74%
                                                 =========                        =========                       ==============

-------------------------------------

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

47 of 70

                              Rate/Volume Analysis
                    Increase/Decrease in Net Interest Income
                             Year Ended December 31

                                          2003                        2002                       2001
                               -----------------------------------------------------------------------------------

                                VOLUME    RATE    TOTAL    VOLUME     RATE    TOTAL    VOLUME    RATE     TOTAL
                               -------- -------- -------- --------- -------- -------- --------- ------ -----------


Assets

Due From Banks-Time              $    0   $    0  $     0    $    0  $    0   $    0   $  (22)   $   0     $  (22)
Securities-HTM  (1)                  (4)       0       (4)        0      (7)      (6)       6       (3)         3
FRB/FHLB Stock                       15        3       18        26       1       27       10       (3)         7
Federal Funds Sold                   82      (67)      15      (365)   (192)    (557)      29     (473)      (444)
                               -----------------------------------------------------------------------------------
            Total Investments        93      (64)      29      (338)   (198)    (536)      23     (479)      (456)

            Total Loans (2)       9,089   (1,720)   7,369     8,245  (3,175)   5,070    5,001   (1,895)     3,106
                               -----------------------------------------------------------------------------------
   Total Interest Earningz
    Assets                        9,182  (1,784)    7,398     7,907  (3,373)    4,534    5,024  (2,374)     2,650
                               -----------------------------------------------------------------------------------

Liabilities and
Shareholders' Equity

Interest Bearing                    (6)       0      (6)      (30)       85      55      (54)       59        5
Demand
Money Market                        25       71      96      (521)      413    (108)    (527)      190     (337)
Savings                             36       11      36        11       394     394      172       486      658
Time Deposits under $100,000    (1,478)     451  (1,027)     (580)      459    (121)    (370)       43     (327)
Time Deposits $100,000 or more  (1,282)     493    (789)     (835)      564    (271)    (425)      145     (280)
Other Borrowings                   (10)    (131)   (131)        0      (340)   (340)       0         0        0
                               -----------------------------------------------------------------------------------
   Total Interest Bearing
    Liabilities                 (2,790)     969  (1,821)   (1,955)    1,564    (391)  (1,204)      923     (281)
                               -----------------------------------------------------------------------------------
   Net Interest Income         $ 6,392   $ (815) $5,577    $5,952   $(1,809) $4,143   $3,820   $(1,451)  $2,369
                               ===================================================================================

-------------------------------
(1) There are no tax exempt investments in any of the reported years.
(2) Average balances are net of deferred fees/gains that are amortized to interest income over the term of the respective loan.
(3) Net interest spread is the yield earned on interest earning assets less the rate paid on interest bearing liabilities.
(4) Net interest margin is the net interest income divided by the interest earning assets.

     Based on expectations for loan and deposit growth, and economic conditions anticipated for 2004, management currently expects the net interest margin for 2004 to be in the range of 5.84% to 6.09% and is due to higher rate CDs maturing and a different mix of interest earning assets.

Non Interest Income

     Non-interest income of $24,417,561 in 2003, $17,895,165 in 2002 and
$8,952,309 in 2001 contributed significantly to earnings. Service charges and fees increased from $786,142 in 2001 to $965,067 in 2002 due to increased numbers of accounts, but then decreased to $792,292 in 2003 due to a change in NSF fee methodology in 2002 that decreased NSF fees. Mortgage fees, which are comprised of broker referral income and other fees on mortgage loan originations, increased to $3,882,234 in 2003 from $2,943,730 in 2002 and $2,004,254 in 2001 due to a higher volume of refinancing originations due to a lower rate environment. SBA loan servicing income increased to $1,693,836 in 2003 from $1,129,328 in 2002 and $339,060 in 2001 due to the increase in the size of the servicing portfolio and the increase in servicing rates on loans sold in 2003, generally at higher rates than in 2002 and 2001. The gain on sale of loans was $15,798,959 in 2003 compared to $11,389,023 in 2002 and $4,739,335 in 2001 due to significantly higher SBA and mortgage loan sales. The loan sales consisted primarily of SBA guaranteed and unguaranteed loans and mortgage loans that are sold service released. The SBA and mortgage loan sales are expected to continue in the future.

48 of 70

                   Analysis of Changes in Non-Interest Income

                                            Increase/(Decrease)                    Increase/(Decrease)
                                        --------------------------               -----------------------
                                2003         Amount          %            2002         Amount         %         2001
                                ----         ------          -            ----         ------         -         ----
                                                            (Dollars in Thousands)
Service charges and
fees                      $       792     $    (173)        (18%)    $      965    $      179       23%         $ 786
Gain on loan sales             15,799         4,410          39%         11,389         6,650      140%         4,739
Mortgagee fees                  3,882           938          32%          2,944           940       47%         2,004
Servicing income                1,694           565          50%          1,129           790      233%           339
Construction fund
   control fees                   840           444         112%            396           183       86%           213
Other income                    1,410           338        (32)%          1,072           150       29%           870
                          -----------     ---------        -----       ----------     ---------   ------          ---

Total core                  $  24,418     $   6,523                   $  17,895     $   8,943                  $8,952
                          ===========     =========                  ==========     =========                  ======

Non-Interest Expense

     Non interest expenses are comprised of salaries and benefits, occupancy, furniture and equipment, processing, office expense, professional fees and costs such as legal and auditing, marketing, and regulatory fees. These expenses are closely reviewed and controlled in an effort to maintain the most cost effective operational level.

     Non-interest expense was $29,121,071 in 2003 compared to $21,800,837 in 2002 and $14,831,513 in 2001. Salaries and benefits increased from $10,051,392 in 2001 to $14,866,458 in 2002 and to $20,484,132 in 2003. The increase in 2001 was due to the additions to staff associated with the opening of the Murrieta and El Cajon full service offices, the nationwide expansion of the SBA department, the expansion of the Mortgage department, and related addition of support staff for the increase in volume. The increase in 2002 was due to the continued expansion of the SBA and related staff as well as the real estate tract-lending department. The increase in 2003 was due to commissions and incentives paid from increase in loan production. Loan funding expenses, higher due to increases in staff to support the greater loan volume, were $1,821,324, $1,253,018 and $499,068 for 2003, 2002 and 2001, respectively. These expenses have increased due to greater loan volume. Office expenses have increased over the last three years principally due to internal expansion and to a lesser extent, increased rents and office expenses.

     The following table presents for the periods indicated the major categories of non-interest expense:

49 of 70

                                     Analysis of Changes in Non-Interest Expense

                                             Increase/(Decrease)                      Increase/(Decrease)
                                        ------------------------------             ------------------------
                               2003        Amount            %            2002       Amount         %          2001
                               ----        ------            -            ----       ------         -          ----
                                                               (Dollars in Thousands)

Salaries and employee
benefits                      $  20,484    $    5,617         38%    $  14,867      $   4,816        48%      $10,051
Occupancy of premises             1,184           140         14%        1,044            204        24%          840
Loan funding expense              1,821           568         45%        1,253            754       151%          499
Furniture and equipment             892            84         10%          808             69         9%          739
Data processing                     988            96         11%          892            279        46%          613
Office expenses                   1,589           184         13%        1,405            379        37%        1,026
All other expenses                2,163            631        41%        1,532            468        44%        1,064
                             ----------          -----                   -----      ---------        ---      -------
Total                         $  29,121     $    7,320        34%     $ 21,801      $   6,969        47%      $14,832
                             ==========   ============       ====   ===========      =========   ========     =======

Income Taxes

     For 2001, the tax expense was $1,205,018 for an effective rate of 40.0%, for 2002 the tax expense was $2,874,510 for an effective rate of 40.7% and for 2003 the tax expense was $5,427,889 for an effective rate of 40.9%.

Financial Condition

General

     As of December 31, 2003, total assets increased 39% to $431,212,118 compared to $310,506,097 as of December 31, 2002. Total gross loans increased to $346,041,208 as of December 31, 2003, or 39%, compared to $249,848,814 as of
December 31, 2002.

Deposits grew 42% to $383,487,366 as of December 31, 2003, compared to $269,321,220 as of December 31, 2002. Shareholders' equity increased to $29,683,065 or 51%, as of December 31, 2003 compared to $19,616,203 as of
December 31, 2002.

Capital

     The Company's capital increased 51% to $29,683,065 as of December 31, 2003 compared to $19,616,203 as of December 31, 2002. The Company's equity to assets ratio was 6.9% and 6.3% at December 31, 2003 and 2002, respectively. The Company's budgeting process and strategic plan address the future capital needs of the Company.

     The Company declared a two-for-one stock split to shareholders in December 2003. Whether or not stock dividends or any cash dividends will be paid in the future will be determined by the Board of Directors after consideration of various factors. The Company's and the Bank's profitability and regulatory capital ratios, in addition to other financial conditions, will be key factors considered by the Board of Directors in making such determinations regarding the payment of dividends.

     During September 2003, the Company issued $5,155,000 of junior subordinated debt securities to the Company's wholly owned subsidiary, Temecula Valley Statutory Trust II,

50 of 70

("Trust II"), a Connecticut business trust. The securities have quarterly interest payments with a rate at 3-month LIBOR plus 2.95% for an effective rate of 4.09% as of December 31, 2003, with principal due at maturity in 2033. Trust II used the proceeds from the sale of the securities to purchase junior subordinated debentures of the Company. The Company received $5,155,000 from Trust II upon issuance of the junior subordinated debentures, of which $5,000,000 was contributed to the Bank to increase its capital. The trust preferred debentures are shown as borrowings on the Company's books.

     During June 2002, the Company issued $7,217,000 of junior subordinated debt securities to the Company's wholly owned subsidiary, Temecula Valley Statutory Trust I, ("Trust I"), a Connecticut business trust. The securities have quarterly interest payments with a rate at 3-month LIBOR plus 3.45% for an effective rate of 4.59% as of December 31, 2003, with principal due at maturity in 2033. The trust used the proceeds from the sale of the securities to purchase junior subordinated debentures of the Company. The Company received $7,217,000 from the trust upon issuance of the junior subordinated debentures, of which $6,789,000 was contributed to the Bank to increase its capital. The trust preferred debentures are shown as borrowings on the Company's books.

     At the end of 2003, all Bank capital ratios were above all current Federal capital guidelines for a "well-capitalized" bank. As of December 31, 2002, the Company's capital ratios were above all current Federal capital guidelines for capital adequacy purposes. Management considers capital requirements as part of its strategic planning process. The strategic plan calls for continuing increases in assets and liabilities, and the capital required may therefore be in excess of retained earnings. The ability to obtain capital is dependent upon the capital markets as well as performance of the Company. Management regularly evaluates sources of capital and the timing required to meet its strategic objectives.

51 of 70

     The following tables present the regulatory standards for well capitalized institutions and the capital ratios for the Company and the Bank at December 31, 2003, 2002 and 2001.

                                                         To Be Well Capitalized
                               Minimum Required for      Under Prompt Corrective
                                Capital Adequacy                 Action                         Actual Ratio
                                     Purposes                  Provisions                       December 31
                                     ---------                 -----------                      -----------
                                                                                          2003        2002         2001
                                                                                          ----        ----         ----
Temecula Valley Bancorp
Tier 1 leverage                            4.0% (1)                   5.0%                  9.0%        8.5%         7.9%
Tier 1 risk-based capital                  4.0%                       6.0%                 10.0%        9.3%         9.4%
Total risk-based capital                   8.0%                      10.0%                 11.5%       10.6%        10.2%

                                                        To Be Well Capitalized
                               Minimum Required for      Under Prompt Corrective
                                Capital Adequacy                 Action                         Actual Ratio
                                     Purposes                  Provisions                       December 31
                                     ---------                 -----------                      -----------
                                                                                          2003        2002         2001
                                                                                          ----        ----         ----
Temecula Valley Bank
Tier 1 leverage                            4.0% (1)                   5.0%                  9.4%         8.7%        7.9%
Tier 1 risk-based capital                  4.0%                       6.0%                 10.3%         9.4%        9.4%
Total risk-based capital                   8.0%                      10.0%                 11.3%        10.5%       10.2%

(1) The Comptroller may require the Bank to maintain a leverage ratio of up to 100 basis points above the standard minimum.

Loan Portfolio

     Total loans were $346,041,208 and $249,848,814 at December 31, 2003 and
2002, respectively. Much of the increase is due to the expansion of SBA lending, as well as increases in real estate and commercial loans in the Escondido and El Cajon offices. SBA loans, of which the Bank is an active originator, comprise approximately 28.4% of total loans outstanding at December 31, 2003, 28% of total loans outstanding as of December 31, 2002 and 19% as of December 31, 2001. Due to the strong real estate market, and due to the inherent nature of community bank loan markets, over 85% of the loan portfolio is in real estate secured loans as of December 31, 2003, compared to 82% and 83% for comparable periods in 2002 and 2001, respectively. The rate of loan growth should continue to be strong for 2004 unless.

     The majority of our loans have floating rates tied to our base rate or other market rate indicator. This serves to lessen the risk from movement in interest rates, particularly rate increases.

                  A healthy loan demand resulted in a 8.49% increase in construction lending, a 27% decrease in commercial loans and a 41% increase in real estate lending. Mortgage loans outstanding decreased from $7,734,938 as of December 31, 2002 to $2,541,975 as of December 31, 2003. The Bank mortgage loans originated, including brokered loans of $161,409,182 in 2003, compared with $158,023,525 in 2002 and $121,663,910 in 2001. Sales of mortgage loans totaled $100,800,159 in 2003, compared with $56,752,396 in 2002 and $55,224,847 in 2001.
Total non-interest income from the mortgage division was $3,882,234 in 2003, compared with $2,943,730 in 2002 and $2,004,254 in 2001. The servicing portfolio, which consists primarily

52 of 70
of SBA loans sold to other investors, being serviced by the Company was $306,251,761 as of December 31, 2003 compared to $177,075,298 as of December 31, 2002.

Non-Performing Assets

     Nonperforming assets consist of nonperforming loans and Other Real Estate Owned (OREO). The Company had $198,861 of non-performing loans as of December 31, 2001, of which $92,895 was guaranteed by the SBA, compared to $1,908,169 of non-performing loans as of December 31, 2002, of which $1,077,597 were government guaranteed. At December 31, 2003, the Company had $4,160,032 of nonperforming loans of which $3,378,401 were government guaranteed. As of December 31, 2001, restructured loans were $153,670 as compared to $1,064,217 at December 31, 2002 and $948,691 at December 31, 2003.

Nonaccrual Loans

     Nonaccrual loans, net of the government guaranteed portion, decreased to $781,631 or .22% of total gross loans as of December 31, 2003 compared to $830,572 or .30% of total gross loans as of December 31, 2002.

Classified Assets

     From time to time, management has reason to believe that certain borrowers may not be able to repay their loans within the parameters of the present repayment terms, even though, in some cases, the loans are current at the time. These loans are graded in the classified loan grades of "substandard," "doubtful," or "loss" and include non-performing loans. Each classified loan is monitored monthly. Classified assets (consisting of nonaccrual loans, loans graded as substandard or lower and OREO) at December 31, 2003 and 2002 were $3,877,484 and $2,813,738, respectively.

Risk Management

     The investment of the Company's funds is primarily in loans where a greater degree of risk is normally assumed than in other forms of investments. Sound underwriting of loans and continuing evaluations of the underlying collateral and performance of the borrowers are an integral part in the maintenance of a high level of quality in the total assets of the Company. Net loan charge-offs for the year ended December 31, 2003 were $431,561, or .14% of average gross loans outstanding, compared to $681,913 or .33% of average gross loans outstanding, for the year ended December 31, 2002.

Allowance for Loan Losses

     As of December 31, 2003 the balance in the allowance for loan losses was $3,607,833 compared to $3,017,395 as of December 31, 2002. Risks and uncertainties exist in all lending transactions and, even though there have historically been very few charge offs in any category of the Company's loans, the Board of Directors has established reserve levels for each category based upon loan type as well as market conditions for the underlying real estate and other collateral, considering such factors as trends in the real estate market, economic

53 of 70
uncertainties and other risks, where it is probable that losses could be incurred in future periods. In general, there are no reserves established for the government guaranteed portion of commitments to extend credit. As of December 31, 2003, the allowance was 1.0% of total gross loans compared to 1.1% as of December 31, 2002. The allowance for loan losses as a percentage of nonaccrual loans was 86.7% as of December 31, 2003, compared to 158.1% as of December 31, 2002. The allowance for loan losses to non-performing loans, net of government guarantees was 461.8% as of December 31, 2003, compared to 363.0% as of December 31, 2002. During 2001 and 2002, net charge offs as a percentage of average loans outstanding were only .07% and .33%, respectively. The low levels of net charge offs in 2001 and 2002 can be attributed to the strong economy in the Company's primary market area, including the significant rise in real estate values across all collateral types. In 2003, net charge offs as a percent of average loans outstanding increased to .14%. The growth in total loans outstanding, resulted in an increase in the level of reserves required from $3,017,395 as of December 31, 2002 to $3,607,833 as of December 31, 2003. The
Bank has also established reserve levels for each category based upon loan type. Certain loan types may not have incurred losses or have historically had minimal losses, but it is probable that losses could be incurred in future periods. The Bank considers trends in delinquencies, potential charge offs by loan type, market for underlying real estate or other collateral, trends in industry types, economic changes and other risks.

     During the year ended December 31, 2003, management charged off $431,561(net of recoveries) and provided $1,022,000 to the provision for loan losses. During the year ended December 31, 2002, management charged off $681,913 (net of recoveries) to the allowance while it provided $2,460,000 to the provision for loan losses. For the year ended December 31, 2003, net charge offs as a percentage of average loans outstanding was .14%, compared to .33% for the year ended December 31, 2002. Management believes the allowance at December 31, 2003 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors. Although management believes that they use the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

Other Assets

     Premises and equipment, accrued interest and other assets, income tax receivable, servicing asset, interest only strips and cash surrender value of life insurance, are the major components of other assets. Premises and equipment decreased to $2,185,543, or 6.41% as of December 31, 2003 compared to $2,335,139 as of December 31, 2002 due to depreciation expense being more than the replacement or upgrade of existing assets.

     Accrued interest and other assets increased from $3,527,007 as of December 31, 2002 to $4,761,049 as of December 31, 2003. The major component of accrued interest and other assets is interest accrued and not yet received on loans. The increase in comparison is due to the decrease in yield on loans from 7.99% for the year ended December 31, 2002 to 7.45% for the year ended December 31, 2003 and the increase in loan balance. Average loan balances increased from $204,849,000 to $318,600,000 as of December 31, 2003.

54 of 70

     Servicing asset, net, increased to $6,116,679 as of December 31, 2003, compared to $3,763,779 as of December 31, 2002. The increase reflects the additions due to loan sales during the year ended December 31, 2003 and decreased due to amortization of the servicing asset. The valuation of the servicing asset reflects estimates of the expected life of the underlying loans which may be adversely affected by higher than expected levels of pay-offs in periods of lower rates or charge-offs in periods of economic difficulty. In addition, when property values increase due to general economic conditions, borrowers have refinancing opportunities available to them, which may result in higher prepayment rates. Management evaluates the servicing assets for impairment quarterly. For purposes of measuring impairment, the future servicing cashflows are stratified based on original term to maturity and the expected life of the loans. The amount of impairment recognized is the amount by which the servicing assets for a stratum exceeds their fair value. The weighted average prepayment speed was 15.67% as of December 31, 2003 compared to 12.50% as of December 31, 2002. See the footnotes to the financial statements, found elsewhere in this Report, for further information on servicing assets.

     Rights to future interest income from serviced loans that exceeds contractually specified servicing fees are classified as interest-only strips. Interest-only strips increased to $20,495,511 as of December 31, 2003, compared to $13,120,093 as of December 31, 2002. The increase is due to the increase in loans serviced for others as a result of the loan sales in 2003. The average prepayment speed is the same as the servicing asset.

Life Insurance -Cash Surrender Value

     The cash surrender value of life insurance is bank owned life insurance ("BOLI"). The BOLI death benefit provides key man insurance for the Bank as well as providing coverage for the unaccrued liability in the event of the death of the executive for the executive Salary Continuation Plans ("SCP"). The BOLI had a balance of $5,740,729 at December 31, 2003 compared to $3,983,183 a year earlier. The total death benefit at December 31, 2003 was $9,971,960. The BOLI earnings in 2003, net of mortality cost, were $205,546, compared to $150,929 in 2002. The net earnings of BOLI are tax-free. The SCP expense before tax in 2003 was $531,240 compared to $267,108 in 2002. See the notes in the financial statements for additional information.

Investments / Financial Assets

     Investments, which include Federal Reserve Bank and Federal Home Loan Bank stock, were $1,145,000 at December 31, 2003 and $1,460,050 at December 31, 2002.
The change from year to year is largely attributable to loans and servicing assets increasing more than deposits and borrowings. In addition to the FRB/FHLB stock, the Bank had $21,400,000 in Fed Funds Sold at December 31, 2003.

     At the date of purchase, we are required to classify equity and debt securities into one of three categories: held-to-maturity, trading or available-for-sale. At each annual reporting date, the appropriateness of the classification is reassessed. Investments classified as held-to-maturity are measured at amortized cost in the financial statements and can be so classified only if management has the positive intent and ability to hold those securities to maturity. Securities

55 of 70
that are bought and held principally for the purpose of sale in the near-term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Investments not classified as either held-to-maturity or trading are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, in a separate component of shareholders' equity until realized.

     For 2003 the ratio of interest earning assets to total assets was 86.65%, for 2002 it was 86.76% and for 2001 it was 88.12%. The target for the Company is to keep this ratio above 90%, but has remained below that level due to the increase in SBA servicing asset, the related SBA interest only strip receivable, and the cash surrender value of life insurance. The SBA servicing asset was $6,116,679, the SBA I/O strip receivable was $20,495,511 and the cash surrender value of life insurance was $5,740,729 at December 31, 2003. At December 31, 2002 the SBA servicing asset was $3,763,779, the SBA I/O strip receivable was $13,120,093 and the cash surrender value of life insurance was $3,983,183. The SBA servicing asset was $1,538,437, the SBA I/O strip receivable was $4,136,809 and the cash surrender value of life insurance was $2,832,254 at December 31, 2001. Even though these assets are not considered interest bearing for net interest margin purposes, they do produce, or are related to, income that is part of non-interest income.

                                                                      At December 31,
                                      ---------------------------------------------------------------------------------
                                                2003                        2002                       2001
                                      ---------------------------------------------------------------------------------
                                      Amortized    Estimated     Amortized      Estimated    Amortized    Estimated
                                      Cost         Fair Value    Cost           Fair Value   Cost         Fair Value
                                      ------------ ------------- -------------- ------------ ------------ -------------
                                                                   (Dollars in Thousands)
Financial Assets:
Cash and due from banks                 $ 9,348           $ 9,348   $ 12,180     $ 12,180      $ 9,726         $ 9,726
Federal funds sold                       21,400            21,400          -            -        16,400         16,400
Loans, net                              357,142           359,914    268,409      270,245       149,035        149,523
Federal Reserve and Federal Home
   Loan Bank Stock                        1,145             1,145      1,460        1,460           517            517
I/O Strips receivable and servicing
   assets                                26,612            26,612     16,884       16,884         5,675          5,675
Cash surrender value - life
   insurance                              5,741             5,741      3,983        3,983         2,832          2,832
Accrued interest receivable               1,396             1,396      1,153        1,153           695            695

Deposits and Borrowed Funds

     The Bank offers a variety of deposit accounts having a wide range of interest rates and terms, consisting of demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, customer service and referrals to attract and retain these deposits. We do not accept brokered deposits.

     Deposits increased to $383,487,366 at December 31, 2003 from $269,321,220 at December 31, 2002 and $172,928,225 at December 31, 2001. Demand deposits comprised over 29% of the deposits in 2003, 31% in 2002 and 36% in 2001, tiered savings over 9% in 2003,

56 of 70

11% in 2002 and 15% in 2001, tiered money market accounts over 8% in 2003, 23% in 2002 and 17% in 2001, NOW accounts comprised 8% in 2003, 7% in 2002 and 9% in 2001 and certificate of deposits over 45% in 2003, 34% in 2002 and 21% in 2001. The increase in the ratio of certificates of deposits is due to certificate of deposit promotions in 2002 and 2003 to fund the rapid loan growth. More than 52% of deposits have balances of $100,000 or more. No one customer has balances that exceed 10% of the deposits of the Bank. The Bank depends on core deposits as a source of funds for the loan portfolio. Consequently, the Bank tries to attract core accounts yet maintain a reasonable funding cost. The core deposit base has grown as a result of the addition of the Murrieta and El Cajon branches in 2001 and the continued deposit increases at the three other branches. It is anticipated that the core deposit base will increase as a result of two new branches scheduled to open this year, one in Corona, California and the other in the Rancho Bernardo area of San Diego, California. The Bank will continue to solicit core deposits to diminish reliance on volatile funds.

     At December 31, 2003 there were no short-term advances from the Federal Home Loan Bank compared to $10,000,000 at December 31, 2002. The borrowing capacity at the Federal Home Loan Bank as of December 31, 2003 was $25,553,805.

     On September 17, 2003, the Company issued $5,155,000 of junior subordinated debt securities to the Company's wholly owned subsidiary, Temecula Valley Statutory Trust II, ("Trust II"), a Connecticut business trust. The securities have quarterly interest payments with a rate at 3-month LIBOR plus 2.95% for an effective rate of 4.09% as of December 31, 2003, with principal due at maturity in 2033. During June 2002, the Company issued $7,217,000 of junior subordinated debt securities to the Company's wholly owned subsidiary, Temecula Valley Statutory Trust I, ("Trust I"), a Connecticut business trust. The securities have quarterly interest payments with a rate at 3-month LIBOR plus 3.45% for an effective rate of 4.59% as of December 31, 2003, with principal due at maturity in 2033.

Liquidity Management

     Liquidity management involves the Company's ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers' credit needs and ongoing repayment of borrowings. The Company's liquidity is actively managed on a daily basis and reviewed periodically by the Board of Directors. This process is intended to ensure the maintenance of sufficient funds to meet the needs of the Company.

     The Company's primary source of liquidity is core deposits although it also relies upon advances from the Federal Home Loan Bank of San Francisco and Federal Fund Lines of Credit. These funding sources are augmented by payments of principal and interest on loans and sales and participation of eligible loans. Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans and payment of operating expenses.

     The Company experienced net cash inflows of $9,168,776 during the year ended December 31, 2003 and net cash outflows of $9,098,038 during the year ended December 31, 2002 from operating activities. Net cash inflows from operating activities during 2003 were primarily from net income of the Company, accompanied by the net proceeds from the sale of

57 of 70
loans held for sale which were greater than the origination of loans held for sale. During 2002 the net cash outflows were the result of the net proceeds from the origination of loans held for sale, which were greater than the proceeds from the sale of loans held for sale and partially offset by the net income for the year. Net cash outflows from investing activities totaled $101,709,937 and $118,746,518 during 2003 and 2002, respectively. Net cash outflows from investing activities for both periods can be attributed primarily to the growth in the Bank's loan portfolio in excess of proceeds from principal repayments on loans held for investment. The Company experienced net cash inflows from financing activities of $111,108,759 during 2003 and $113,899,077during 2002, primarily due to the growth in deposits.

     As a means of augmenting its liquidity, the Company has established federal funds lines with a correspondent bank. At December 31, 2003, the Company's available borrowing capacity includes approximately $13.0 million in federal funds line facilities, and $25.6 million in unused FHLB advances. Management believes its liquidity sources to be stable and adequate. At December 31, 2003, management was not aware of any information that was reasonably likely to have a material effect on the Company's liquidity position.

     The liquidity of the parent company, Temecula Valley Bancorp Inc. is primarily dependent on the payment of cash dividends by its subsidiary, Temecula Valley Bank, N.A. subject to limitations imposed by the National Bank Act as well as other regulatory instructions. For the years ended December 31, 2003 and December 31, 2002, total dividends paid by the Bank to Temecula Valley Bancorp Inc. totaled $0. As of December 31, 2003, approximately $12.6 million of undivided profits of the Bank were available for dividends to the Company.

Contractual Obligations and Commitments

     At December 31, 2003, the Company had commitments to extend credit of approximately $171.2 million and obligations under letters of credit of $1.4 million, all of which expire within one year. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers' creditworthiness individually.

     Standby letters of credit are conditional commitments issued by the Company to guarantee the financial performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. When deemed necessary, the Company holds appropriate collateral supporting those commitments. Management does not anticipate any material losses as a result of these transactions.

58 of 70

Critical Accounting Policies

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

     Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances.

     Management believes the following are critical accounting policies that require the most significant judgments and estimates used in the preparation of its consolidated financial statements:

Accounting for the allowance for loan losses

     The provision for loan losses charged to operations reflects management's judgment of the adequacy of the allowance for loan losses and is determined through quarterly analytical reviews of the loan portfolio, problem loans and consideration of such other factors as the Bank's loan loss experience, trends in problem loans, concentrations of credit risk, and current economic conditions, as well as the results of the Bank's ongoing credit examination process and that of its regulators. As conditions change, our level of provisioning and allowance for loan losses may change.

     Larger balance, non-homogenous exposures representing significant individual credit exposures are evaluated based upon the borrower's overall financial condition, resources, and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. The allowance for loan losses attributed to these loans is established via a process that begins with estimates of probable loss inherent in the portfolio based upon various statistical analyses. These analyses consider historical and projected default rates and loss severities; internal risk ratings; geographic, industry and other environmental factors; and model imprecision. Management also considers overall portfolio indicators, including trends in internally risk-rated exposures, classified exposures, cash-basis loans and historical and forecasted write-offs; and a review of industry, geographic and portfolio concentrations, including current developments within those segments. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria and loan workout procedures.

     Within the allowance for loan losses, amounts are specified for larger-balance, non-homogeneous loans that have been individually determined to be impaired. These amounts consider all available evidence, including, as appropriate, the present value of the expected future

59 of 70
cash flows discounted in the loan's contractual effective rate, the secondary market value of the loan and the fair value of collateral.

     Each portfolio of smaller balance, homogeneous loans, including residential first mortgage, revolving credit and most other consumer loans, is collectively evaluated for loss potential. The allowance for loan losses is established via a process that begins with estimates of probable losses inherent in the portfolio, based upon various statistical analyses. These include migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, together with analyses that reflect current trends and conditions. Management also considers overall portfolio indicators, including historical loan losses, delinquent, non-performing and classified loans, and trends in volumes and terms of loans, an evaluation of overall credit quality and the credit process, including lending policies and procedures, economic, geographical, product, and other environmental factors; and model imprecision's.

Accounting for stock options

     The Company applies APB Opinion No. 25 in accounting for the plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. As a practice, the Company's incentive stock option grants are such that the exercise price equals the current market price of the common stock. The nonqualified grants, as a practice, equal 85% of the current market price of the common stock. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's proforma net income would have been reduced to the proforma amounts indicated below:


Dollars in thousands, except per share amounts                  2003              2002           2001
----------------------------------------------                  ----              ----           ----

Net income, as reported                                         $7,854,339        $4,191,054     $1,803,581
Proforma net income                                             $7,359,559        $3,887,017     $   708,401
Net income per share, basic, as reported                        $1.00             $0.57          $0.28
Proforma net income per share, basic                            $0.94             $0.53          $0.20
Net income per share, diluted, as reported                      $.089             $0.50          $0.25
Proforma net income per share, diluted                          $0.82             $0.46          $0.17
Percentage reduction in net income per share, diluted           6.3%              7.3%           60.1%

     The actual value, if any, which a grantee may realize will depend upon the difference between the option exercise price and the market price of the Company's common stock on the date of exercise.

Servicing Assets and Interest Only Strips

     Servicing assets are recognized when loans are sold with servicing retained. Servicing assets are amortized in proportion to and over the period of estimated future net servicing income. The fair value of servicing assets is estimated by discounting the future cash flows at estimated future current market rates for the expected life of the loans. The Company uses industry prepayment statistics in estimating the expected life of the loan. Management periodically evaluates servicing assets for impairment. For purposes of measuring impairment, the rights are stratified based on original term to maturity. The amount of impairment recognized

60 of 70
is the amount by which the servicing asset for a stratum exceeds its fair value. In estimating fair values at December 31, 2003, the Company utilized a weighted average prepayment of 15.67% and a discount rate of 9.50%. In estimating fair values at December 31, 2002, the Company utilized a weighted average prepayment assumption of approximately 12.5% and a discount rate of 10.38%.

     Rights to future interest income from serviced loans that exceeds contractually specified servicing fees are classified as interest-only strips. The interest-only strips are accounted for as available for sale securities and recorded at fair value with any unrealized gains or losses recorded in equity in the period of change of fair value. At December 31, 2003 and 2002, the fair value of interest-only strips was estimated using. The same weighted average prepayment assumption and discount rates are used for the servicing asset. The carrying value of the servicing and I/O Strip receivable asset approximates the fair value of the asset.

     Changes in these assumptions and economic factors may result in increases or decreases in the valuation of our servicing assets and interest-only strips.

Real Estate Owned and Other Repossessed Assets

     Real estate or other assets acquired through foreclosure or deed-in-lieu of foreclosure are initially recorded at the lower of cost or fair value less estimated costs to sell through a charge to the allowance for estimated loan losses. Subsequent declines in value are charged to operations. There were $485,036 in real estate or other assets acquired through foreclosure or deed-in-lieu of foreclosure as of December 31, 2003.

     For further information on these and other significant accounting policies, see Note A to the Consolidated Financial Statements included in Item 8 of this Report.

Recent Accounting Developments

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

                  SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending

61 of 70
after December 15, 2000. The adoption of SFAS No. 140 did not have a material effect on the Company's financial position, results of operations or cash flows.

     SFAS No. 141, Business Combinations , requires that all business combinations be accounted for by a single method--the purchase method. The provisions of this SFAS No. 141 apply to all business combinations initiated after June 30, 2001. SFAS No. 141 also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The adoption of the provisions of SFAS No. 141 did not have a material impact on the Company's financial condition, results of operations or cash flows.

     SFAS No. 142, Goodwill and Other Intangible Assets , requires that, upon its adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 did not have a material impact on the Company's financial condition, results of operations or cash flows.

     SFAS No. 143, Accounting for Asset Retirement Obligations, requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement cost would be capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. The Company has determined that this statement will not have a material impact on the Company's financial condition, results of operations or cash flows.

     SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets , replaces SFAS No. 121. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the Company's financial condition, results of operations or cash flows.

     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) . SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company has adopted the

62 of 70
provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

     In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions , which provides guidance on the accounting for the acquisition of a financial institution. This statement requires that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under SFAS No. 142. Thus, the specialized accounting guidance in paragraph 5 of SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions , will not apply after September 30, 2002. If certain criteria in SFAS No. 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of the statement. Financial institutions meeting conditions outlined in SFAS No. 147 will be required to restate previously issued financial statements. Additionally, the scope of SFAS No. 144 is amended to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The adoption of this standard did not have a material impact on the Company's financial position, results of operations or cash flows for the year ended December 31, 2002.

     In December 2002, SFAS No. 148, Accounting for Stock-based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123, was issued and amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has determined not to adopt the fair value based method of accounting for stock-based employee compensation.

     In November 2002, the FASB issued Interpretation ("FIN") No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, an interpretation of SFAS Nos. 5, 57 and 107, and rescission of FIN No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others . FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes the adoption of such interpretation will not have a material impact on its results of operations, financial position or cash flows.

     In December 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities , an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires

63 of 70
that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The Company does not believe the adoption of such interpretation will have a material impact on its results of operations, financial position or cash flows.

ITEM 7A:          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                  ----------------------------------------------------------

                  Certain information concerning market risk is contained in the notes to the financial statements which are included in Item 8 of this Report and in Management's Discussion and Analysis of Financial Condition and Results of Operations which is included as Item 7 of this Report.

ITEM 8:           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                  -------------------------------------------

                  The information required by this item is included in "Consolidated Financial Statements", "Notes to Consolidated Financial Statements", the "Independent Auditors Report", and the "Report of Management" in our 2003 Annual Report to shareholders and is incorporated herein by reference.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
                  -----------------------------------------------------------

                  None.

ITEM 9A:          CONTROLS AND PROCEDURES
                  -----------------------

Evaluation of Disclosure Controls and Procedures

                  Under SEC rules, the Company is required to maintain disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company's disclosure controls and procedures were designed to ensure that material information related to the Company, including its consolidated subsidiaries, is made known to management, including the chief executive officer and chief financial officer, in a timely manner. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to use its judgment in evaluating the cost to benefit relationship of possible controls and procedures.

64 of 70

     Within the 90-day period prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. The Company's management, including the Company's chief executive officer and chief financial officer, supervised and participated in the evaluation. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective as of the evaluation date.



Changes in Internal Controls

                  There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

                                    PART III

ITEM 10:          DIRECTORS AND PRINCIPAL OFFICERS
                  --------------------------------

                  The information required by this Item is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the fiscal year covered by this Annual Report ("Company's Proxy Statement") under the captions "Item-1 Election of Directors", "Information about Directors and Executive Officers", and "Compliance with Section 16 of the 1934 Act".

                  With regard to Item 406, the company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and controller. The policy may be viewed at the Company's website at www.temvalbank.com. Neither our website, nor the hyperlinks within our website are incorporated into this document.

ITEM 11:          EXECUTIVE COMPENSATION
                  ----------------------

                  The information required by this Item is incorporated by reference from the Company's Proxy Statement under the caption "Executive Officers and Compensation".

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                  --------------------------------------------------------------

                  The information required by this Item is incorporated by reference from the Company's Proxy Statement under the caption "Stock Ownership".

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                  ----------------------------------------------

                  The information required by this Item is incorporated by reference from the Company's Proxy Statement under the caption "Certain Relationships and Other Transactions".

65 of 70

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES
                  --------------------------------------

                  The in formation required by this Item is incorporated by reference from the Company's Proxy Statement under the caption "Selection of Independent Auditors".

                                     PART IV

ITEM 15:          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K
                  -----------------------------------------------------------

(a) Documents Filed as Part of this Report

         (1)      The following financial statements are incorporated by reference from Item 8 hereto:

                  Independent Auditors Report                                                        Page F-1
                  Consolidated Statements of Financial Condition as of December 31,
                  2003 and 2002.                                                                     Page F-2

                  Consolidated Statements of Income for Each of the Years Ended
                  December 31, 2003, 2002 and 2001.                                                  Page F-4

                  Consolidated Statement of Changes in Shareholders' Equity for the
                  Years ended December 31, 2003, 2002 and 2001                                       Page F-5

                  Notes to Consolidated Financial Statements 2003, 2002 and 2001                     Page F-7

         (2)      Financial Statement Schedules

                  Not applicable.

(b)      Exhibits

         Exhibit No.                Description of Exhibit

     2. (i) Bank and Company Amended and Restated Plan of Reorganization dated as of April 2, 2002 filed on June 3, 2002 as an Exhibit to Form 8-A12G.

     2. (ii) Agreement and Plan of Merger of Temecula Merger Corporation and Temecula Valley Bancorp is an Exhibit to the Company's Definitive 14A filed November 20, 2003.

     3(i) Articles of Incorporation of Temecula Valley Bancorp Inc., a California Corporation, is an Exhibit to the Company's Definitive 14A filed November 20, 2003.

     3(ii) Bylaws of Temecula Valley Bancorp Inc. is an Exhibit to the Company's Definitive 14A filed November 20, 2003.

66 of 70

     4.1 Common Stock Certificate of Temecula Valley Bancorp Inc. filed on June 3, 2002 as an Exhibit to Temecula Valley Bancorp's Form 8-A12G.

     4.2 Warrant Certificate of Temecula Valley Bank, N.A. as adopted by Temecula Valley Bancorp Inc. filed on June 3, 2002 as an Exhibit to Temecula Valley Bancorp's Form 8-A12G.

     10.1 Temecula Valley Bank, N.A. Lease Agreement for Main Office filed on March 11, 2003 as an Exhibit to Temecula Valley Bancorp's Form 10KSB.

     10.2 Stephen H. Wacknitz Employment Agreement dated October 1, 2003.
     Page ___

     10.3 Brian D. Carlson Employment Agreement dated December 1, 2003. Page ___

     10.4 Luther J. Mohr Employment Agreement dated September 16, 2001 filed on March 11, 2003 as an Exhibit to Temecula Valley Bancorp's Form 10KSB.
     Page ___

     10.5 Thomas P. Ivory Employment Agreement dated January 25, 2001 filed on March 11, 2003 as an Exhibit to Temecula Valley Bancorp's Form 10KSB.

     10.6 1996 Incentive and Non Qualified Stock Option Plan (Employees), as amended by that certain First Amendment effective May 15, 2001 and that certain Second Amendment effective May 15, 2002 filed on March 11, 2003 as an Exhibit to Temecula Valley Bancorp's Form 10KSB.

     10.7 1997 Non Qualified Stock Option Plan (Directors), as amended by that certain First Amendment effective May 15, 2001 and that certain Second Amendment effective May 15, 2002 filed on March 11, 2003 as an Exhibit to Temecula Valley Bancorp's Form 10KSB.

     10.8 Amended and Restated Salary Continuing Agreement entered into on behalf of Stephen H. Wacknitz, as amended by that certain First Amendment effective as of December 31, 2002 filed on March 11, 2003 as an Exhibit to Temecula Valley Bancorp's Form 10KSB.

     10.9 Amended and Restated Salary Continuing Agreement entered into on behalf of Luther J. Mohr, as amended by that certain First Amendment effective as of December 31, 2002 filed on March 11, 2003 as an Exhibit to Temecula Valley Bancorp's Form 10KSB.

     10.10 Salary Continuing Plan entered into on behalf of Thomas M. Shepherd filed on March 11, 2003 as an Exhibit to Temecula Valley Bancorp's Form 10KSB.

     10.11Salary Continuing Plan entered into on behalf of Brian Carlson filed on March 11, 2003 as an Exhibit to Temecula Valley Bancorp's Form 10KSB.

67 of 70

     31.1 Certification of the Chief Executive Officer of Registrant submitted to the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of the Chief Financial Officer of Registrant submitted to the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of the Chief Executive Officer of Registrant submitted to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification shall not be deemed to be "filed" with the Commissioner subject to the liability of Section 18 of the Exchange Act, except to the extent that the Registrant requests that such certifications incorporated by reference into a filing under the Securities Act or Exchange Act. This certification is being furnished to the Commissioner and accompanies this Report pursuant to SEC Release No. 33-8212.

     32.2 Certification of the Chief Financial Officer of Registrant submitted to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification shall not be deemed to be "filed" with the Commissioner subject to the liability of Section 18 of the Exchange Act, except to the extent that the Registrant requests that such certifications incorporated by reference into a filing under the Securities Act or Exchange Act. This certification is being furnished to the Commissioner and accompanies this Report pursuant to SEC Release No. 33-8212.


(c) Reports on Form 8-K

     The following reports on Form 8-K were filed with the Securities and Exchange Commission by the Company during the last quarter of the period covered by this Report.

     (1) A current report on Form 8-K dated December 18, 2003 that reported the effectiveness of a change in the Company's state of incorporation from Delaware to California.

     (2) A current report on Form 8-K dated December 10, 2003 that reported a press release concerning the addition of a loan production office in the Rancho Bernardo area of San Diego, California and the employment of Carl R. Kruse as Senior Vice President.

     (3) A current report on Form 8-K dated December 8, 2003 that reported a press release concerning the employment of Ronald R. Bradley as Senior Vice President.

     (4) A current report on Form 8-K dated November 19, 2003 that reported a press release concerning the naming of Temecula Valley Bank as the nation's eighth largest SBA lender.

     (5) A current report on Form 8-K dated November 3, 2003 that reported a press release concerning the seeking of shareholder approval of a two-for-one stock split and a reincorporation into California.

68 of 70

     (6) A current report on Form 8-K dated October 20, 2003 that reported a press release concerning earnings for the third quarter of 2003.


                                   SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange
Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    TEMECULA VALLEY BANCORP INC.

DATE:  ____________, 2004           BY:
                                        ----------------------------------------
                                        Stephen H. Wacknitz, President/CEO,
                                        Chairman of the Board


                                    BY:
                                        ----------------------------------------
                                        Donald A. Pitcher, Senior Vice President
                                        Chief Financial Officer


69 of 70

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Title                          Date
---------                        -----                          ----
                                Director                   March 29, 2004
--------------------------
Dr. Steven W. Aichle

                                Director                   March 29, 2004
----------------------------
Dr. Robert P. Beck

                                Director                   March 29, 2004
----------------------------
Neil M. Cleveland

                                Director and               March 29, 2004
----------------------------    Chief Operating Officer
Luther J. Mohr

                                President/CEO and          March 29, 2004
----------------------------    Chairman of the Board
Stephen H. Wacknitz

                                Director                   March 29, 2004
----------------------------
Richard W. Wright


70 of 70