Form 10-K/A
period 2003-12-31
TEMECULA VALLEY BANCORP INC
filed 2004-04-02
CIK 1172678

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                          TEMECULA VALLEY BANCORP INC.
                       (Name of Registrant in its Charter)

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

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) YES [ ] NO [ X ]

The issuer's net revenues for its most recent fiscal year were $48,371,852.

The aggregate market value of the voting stock held by non-affiliates of the issuer as of June 30, 2003 was approximately $55,593,410.

Number of registrant's shares of Common Stock outstanding at March 22, 2004 was 8,308,896.

Documents incorporated by reference: The information required by Part III of this Annual Report is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission

1 of 38
pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report.

Explanatory Note

On March 31, 2004, Temecula Valley Bancorp Inc. (the "Company") filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 2003 (the "Initial Form 10-K"). The Initial Form 10-K contained the following omissions/errors:

1. On the cover page of the Form 10-K the box should have been checked as follows: Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

2. The audited financial statements should have been attached and they were not. Such audited financial statements are attached hereto.

3. References to small business issuer and Regulation S-B on the cover page were corrected as Registrant is no longer a small business issuer.

4. Each director and executive officer designated as signing the Initial Form 10-K actually signed the Initial Form 10-K and the signatures are on file at the Company.

No other changes are included in this Amendment.

                                     PART II

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The information required by this item is included in "Consolidated Financial Statements", "Notes to Consolidated Financial Statements", the "Independent Auditors Report", and the "Report of Management" in our 2003 Annual Report to shareholders and such information is attached hereto.


                                     PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents Filed as Part of this Report

(1) The following financial statements are incorporated by reference from Item 8 hereto and are attached hereto:

Independent Auditors Report                                         Page F-1

Consolidated Statements of Financial Condition as of
December 31, 2003 and 2002                                          Page F-2

2 of 38

Consolidated Statements of Income for Each of the Years
Ended December 31, 2003, 2002 and 2001                              Page F-4

Consolidated Statement of Changes in Shareholders' Equity
for the Years ended December 31, 2003, 2002 and 2001                Page F-5

Notes to Consolidated Financial Statements 2003, 2002
and 2001                                                           Page F-7

Financial Statement Schedules

Not applicable.

(b) Exhibits

Exhibit No. Description of Exhibit

2(i) Bank and Company Amended and Restated Plan of Reorganization dated as of April 2, 2002 filed on June 3, 2002 as an Exhibit to Form 8-A12G.

2(ii) Agreement and Plan of Merger of Temecula Merger Corporation and Temecula Valley Bancorp is an Exhibit to the Company's Definitive 14A filed November 20, 2003.

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

10.1 Temecula Valley Bank, N.A. Lease Agreement for Main Office filed on March 11, 2003 as an Exhibit to Temecula Valley Bancorp's Form 10KSB.

10.2 Stephen H. Wacknitz Employment Agreement dated October 1, 2003.

10.3 Brian D. Carlson Employment Agreement dated December 1, 2003.

10.4 Luther J. Mohr Employment Agreement dated January 1, 2003.

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

3 of 38

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

32.1 Certification of the Chief Executive Officer of Registrant submitted to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification shall not be deemed to be "filed" with the Commission subject to the liability of Section 18 of the Exchange Act, except to the extent that the Registrant requests that such certifications incorporated by reference into a filing under the Securities Act or Exchange Act. This certification is being furnished to the Commission and accompanies this Report pursuant to SEC Release No. 33-8212.

32.2 Certification of the Chief Financial Officer of Registrant submitted to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification shall not be deemed to be "filed" with the Commission subject to the liability of Section 18 of the Exchange Act, except to the extent that the Registrant requests that such certifications incorporated by reference into a filing under the Securities Act or Exchange Act. This certification is being furnished to the Commission and accompanies this Report pursuant to SEC Release No. 33-8212.


4 of 38

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

                            TEMECULA VALLEY BANCORP INC.

DATE:  March 31, 2004       BY: /s/  Stephen H. Wacknitz
                                     ----------------------------------------
                                     Stephen H. Wacknitz, President/CEO,
                                     Chairman of the Board


                            BY: /s/  Donald A. Pitcher
                                     ----------------------------------------
                                     Donald A. Pitcher, Executive Vice President
                                     Chief Financial Officer


5 of 38

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                         Date
---------                          -----                        ----
                                  Director               March 31, 2004
/s/- Dr. Steven W. Aichle
-------------------------
Dr. Steven W. Aichle

                                  Director               March 31, 2004
/s/- Dr. Robert P. Beck
-----------------------
Dr. Robert P. Beck

                                  Director               March 31, 2004
/s/- Neil M. Cleveland
----------------------
Neil M. Cleveland

                                  Director and           March 31, 2004
/s/- Luther J. Mohr               Chief Operating Officer
-------------------
Luther J. Mohr

                                  President/CEO/         March 31, 2004
/s/ Stephen H. Wacknitz           Chairman of the Board
-----------------------
Stephen H. Wacknitz

                                  Director               March 31, 2004
/s/- Richard W. Wright
----------------------
Richard W. Wright



6 of 38

Vavrinek, Trine, Day & Co., LLP
Certified Public Accountants & Consultants


Board of Directors and Shareholders of
Temecula Valley Bancorp Inc. and Subsidiary

We have audited the accompanying consolidated statements of financial condition of Temecula Valley Bancorp Inc. and Subsidiary as of December 31, 2003 and 2002 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the three years ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Temecula Valley Bancorp Inc. and Subsidiary as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the three years ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/ Vavrinek, Trime, Day + Co., LLP

Laguna Hills, California
January 28, 2004


25231 Paseo De Alicia, Suite 100    Laguna Hills, CA  92653    Tel: 949.768.0833
                        Fax: 949.768.8408 www.vtdcpa.com
        FRESNO o LAGUNA HILLS o PLEASANTON o RANCHO CUCAMONGA o SAN JOSE

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           December 31, 2003 and 2002

                                                            2003                2002
                                                       --------------      --------------
ASSETS

Cash and Due from Banks                                 $  9,348,013        $ 12,180,415
Federal Funds Sold                                        21,400,000                   -
                                                       --------------      --------------
                    TOTAL CASH AND CASH EQUIVALENTS       30,748,013          12,180,415

Loans Held for Sale                                       17,005,198          22,916,776

Loans:
   Commercial                                             33,008,385          44,975,966
   Real Estate - Construction                            113,846,726          61,568,251
   Real Estate - Other                                   195,991,515         138,849,220
   Consumer                                                3,194,582           4,455,377
                                                       --------------      --------------
                                        TOTAL LOANS      346,041,208         249,848,814

Net Deferred Loan Fees                                  (  2,297,015)       (  1,339,764)
Allowance for Loan Losses                               (  3,607,833)       (  3,017,395)
                                                       --------------      --------------
                                          NET LOANS      340,136,360         245,491,655

Federal Reserve and Federal Home Loan Bank Stock, at
 Cost                                                      1,145,000           1,460,050
Premises and Equipment                                     2,185,543           2,335,139
Other Real Estate Owned                                      485,036                   -
Cash Surrender Value of Life Insurance                     5,740,729           3,983,183
Deferred Tax Assets                                        2,393,000           1,728,000
Servicing Assets                                           6,116,679           3,763,779
Interest-Only Strips Receivable                           20,495,511          13,120,093
Accrued Interest and Other Assets                          4,761,049           3,527,007
                                                       --------------      --------------

                                                        $431,212,118        $310,506,097
                                                       ==============      ==============


The accompanying notes are an integral part of these consolidated financial statements.

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           December 31, 2003 and 2002

                                                             2003               2002
                                                        -------------      -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-Bearing Demand                           $112,367,018       $ 85,324,384
   Money Market and NOW                                   61,340,428         62,160,520
   Savings                                                35,180,027         29,958,463
   Time Deposits, Under $100,000                          88,771,099         40,489,348
   Time Deposits, $100,000 and Over                       85,828,794         51,388,505
                                                        -------------      -------------
                                      TOTAL DEPOSITS     383,487,366        269,321,220

Federal Home Loan Bank Advances                                    -         10,000,000
Junior Subordinated Debt Securities                       12,372,000          7,217,000
Accrued Interest and Other Liabilities                     5,669,687          4,351,674
                                                        -------------      -------------
                                   TOTAL LIABILITIES     401,529,053        290,889,894


Commitments and Contingencies - Notes C and M                      -                  -


Shareholders' Equity:
   Common Stock No Par Value; 40,000,000 Shares
      Authorized; 8,151,914 and 7,446,646 Shares
       Issued
      and Outstanding at December 31, 2003 and 2002       14,082,278         11,869,755
   Retained Earnings                                      15,600,787          7,746,448
                                                        -------------      -------------
                          TOTAL SHAREHOLDERS' EQUITY      29,683,065         19,616,203
                                                        -------------      -------------

                                                        $431,212,118       $310,506,097
                                                        =============      =============


The accompanying notes are an integral part of these consolidated financial statements.

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           December 31, 2003 and 2002

                                                            2003          2002          2001
                                                        ------------  ------------  ------------
INTEREST INCOME
   Interest and Fees on Loans                           $23,738,166   $16,369,293   $11,298,931
   Interest on Investment Securities                            336         3,651        10,247
   Interest on Federal Funds                                151,998       136,497       693,700
   Other Interest Income                                     63,791        46,477        19,332
                                                        ------------  ------------  ------------
                             TOTAL INTEREST INCOME       23,954,291    16,555,918    12,022,210
INTEREST EXPENSE
   Interest on Money Market and NOW                         555,883       645,911       593,591
   Interest on Savings Deposits                             192,313       228,373       621,491
   Interest on Time Deposits                              3,727,584     1,910,417     1,519,325
   Interest on Junior Subordinated Debt Securities and
    Other Borrowings                                        470,773       339,981             -
                                                        ------------  ------------  ------------
                            TOTAL INTEREST EXPENSE        4,946,553     3,124,682     2,734,407
                                                        ------------  ------------  ------------

                               NET INTEREST INCOME       19,007,738    13,431,236     9,287,803
Provision for Loan Losses                                 1,022,000     2,460,000       400,000
                                                        ------------  ------------  ------------
                         NET INTEREST INCOME AFTER
                         PROVISION FOR LOAN LOSSES       17,985,738    10,971,236     8,887,803

NONINTEREST INCOME
   Service Charges and Fees                                 792,292       965,067       786,142
   Gain on Sale of Loans                                 15,798,959    11,389,023     4,739,335
   Mortgage Fees                                          3,882,234     2,943,730     2,004,254
   Servicing Income                                       1,693,836     1,129,328       339,060
   Construction Fund Control Fees                           840,003       395,581       213,396
   Other Income                                           1,410,237     1,072,436       870,122
                                                        ------------  ------------  ------------
                                                         24,417,561    17,895,165     8,952,309
                                                        ------------  ------------  ------------
                                                         42,403,299    28,866,401    17,840,112
NONINTEREST EXPENSE
   Salaries and Employee Benefits                        20,484,132    14,866,458    10,051,392
   Occupancy Expenses                                     1,183,460     1,044,391       840,008
   Furniture and Equipment                                  892,154       807,779       738,461
   Data Processing                                          988,280       891,906       613,043
   Marketing and Business Promotion                         723,429       455,253       376,981
   Legal and Professional                                   411,537       419,011       217,236
   Regulatory Assessments                                   137,506       128,279        85,760
   Loan Funding Expense                                   1,821,320     1,253,018       499,068
   Office Expenses                                        1,589,448     1,404,963     1,026,397
   Other Expenses                                           889,805       529,779       383,167
                                                        ------------  ------------  ------------
                                                         29,121,071    21,800,837    14,831,513
                                                        ------------  ------------  ------------
                        INCOME BEFORE INCOME TAXES       13,282,228     7,065,564     3,008,599
Income Taxes                                              5,427,889     2,874,510     1,205,018
                                                        ------------  ------------  ------------

                                        NET INCOME      $ 7,854,339   $ 4,191,054   $ 1,803,581
                                                        ============  ============  ============
Per Share Data :
   Net Income - Basic                                         $1.00         $0.57         $0.28
   Net Income - Diluted                                       $0.89         $0.50         $0.25


The accompanying notes are an integral part of these consolidated financial statements.

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           December 31, 2003 and 2002

                                                  Common         Retained
                                  Shares           Stock         Earnings          Total
                               -------------   -------------   -------------   -------------
Balance at
   January 1, 2001                5,505,322     $ 7,185,369     $ 1,751,813     $ 8,937,182

Exercise of Stock Options,
   Including the Realization
   of Tax Benefits of
    $19,908                         215,944         391,826                         391,826

Exercise of Warrants                  5,058          12,645                          12,645

Stock Offering, net of
   Expenses of $41,290            1,600,000       3,958,710                       3,958,710

Net Income                                                        1,803,581       1,803,581
                               -------------   -------------   -------------   -------------

Balance at
   December 31, 2001              7,326,324      11,548,550       3,555,394      15,103,944

Exercise of Stock Options,
   Including the Realization
   of Tax Benefits of
    $32,123                          53,694         154,635                         154,635

Exercise of Warrants                 66,628         166,570                         166,570

Net Income                                                        4,191,054       4,191,054
                               -------------   -------------   -------------   -------------

Balance at
   December 31, 2002              7,446,646      11,869,755       7,746,448      19,616,203

Exercise of Stock Options,
   Including the Realization
   of Tax Benefits of
    $424,910                        380,670       1,401,026                       1,401,026

Exercise of Warrants                324,598         811,497                         811,497

Net Income                                                        7,854,339       7,854,339
                               -------------   -------------   -------------   -------------

Balance at
   December 31, 2003              8,151,914     $14,082,278     $15,600,787     $29,683,065
                               =============   =============   =============   =============


The accompanying notes are an integral part of these consolidated financial statements.

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           December 31, 2003 and 2002


OPERATING ACTIVITIES                                          2003            2002           2001
                                                         -------------- -------------- --------------
   Net Income                                            $   7,854,339  $   4,191,054  $   1,803,581
   Adjustments to Reconcile Net Income
      to Net Cash Provided by Operating Activities:
         Depreciation and Amortization                       4,946,316      2,132,475      1,047,884
         Provision for Loan Losses                           1,022,000      2,460,000        400,000
         Deferred Taxes                                  (     665,000) (     909,000) (     299,000)
         Gain on Sale of Loans                           (  15,798,959) (  11,389,023) (   4,739,335)
         Loans Originated for Sale                       ( 246,036,807) ( 202,264,842) ( 115,408,177)
         Proceeds from Loan Sales                          257,672,323    196,781,986    106,595,716
         Loss (Gain) on Sale of Other Real Estate Owned  (     19,880)             -              -
         Net Increase in Cash Surrender Value of Life
          Insurance                                      (     205,546) (     150,929) (     124,925)
         Net Change in Accrued Interest, Other Assets
            and Other Liabilities                              399,990         50,241  (   1,047,445)
                                                         -------------- -------------- --------------
        NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES     9,168,776  (   9,098,038) (  11,771,701)
INVESTING ACTIVITIES
   Purchases of Held-to-Maturity Investments             (     299,664) (     955,939) (     251,758)
   Purchases of Federal Reserve and Federal Home Loan
    Bank Stock                                           (     224,950) (     924,500) (     302,550)
   Proceeds from Maturities of Held-to-Maturity
    Securities                                                 300,000        950,000        450,000
   Proceeds from Sale of Federal Home Loan Bank Stock          571,900              -              -
   Net Increase in Loans                                 ( 100,889,635) ( 116,172,110) (  48,382,205)
   Purchase of Cash Surrender Value Life Insurance       (   1,552,000) (   1,000,000) (     548,000)
   Proceeds from Sale of Premises and Equipment                 29,000         57,477         16,175
   Proceeds from Sale of Other Real Estate Owned               870,880              -              -
   Purchases of Premises and Equipment                   (     515,468) (     701,446) (   1,110,919)
                                                         -------------- -------------- --------------
                   NET CASH USED BY INVESTING ACTIVITIES ( 101,709,937) ( 118,746,518) (  50,129,257)
FINANCING ACTIVITIES
   Net Increase in Demand Deposits and Savings Accounts     31,444,106     41,796,778     45,927,480
   Net Increase in Time Deposits                            82,722,040     54,596,217     19,694,009
   Net Change in Federal Home Loan Bank Advances         (  10,000,000)    10,000,000              -
   Proceeds from Issuance of Junior Subordinated Debt
    Securities                                               5,155,000      7,217,000              -
   Proceeds from Issuance of Common Stock                            -              -      3,958,710
   Proceeds from Exercise of Warrants                          976,116        166,570         12,645
   Proceeds from Exercise of Stock Options                     811,497        122,512        371,918
                                                         -------------- -------------- --------------
              NET CASH  PROVIDED BY FINANCING ACTIVITIES   111,108,759    113,899,077     69,964,762
                                                         -------------- -------------- --------------
        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    18,567,598  (  13,945,479)     8,063,804
Cash and Cash Equivalents at Beginning of Year              12,180,415     26,125,894     18,062,090
                                                         -------------- -------------- --------------

                CASH AND CASH EQUIVALENTS AT END OF YEAR $  30,748,013  $  12,180,415  $  26,125,894
                                                         ============== ============== ==============
Supplemental Disclosures of Cash Flow Information:
   Interest Paid                                         $   4,895,119  $   3,029,930  $   2,729,574
   Income Taxes Paid                                     $   7,117,636  $   3,155,090  $   1,877,948
   Transfer of Loans to Other Real Estate Owned          $   1,336,036  $           -  $           -


The accompanying notes are an integral part of these consolidated financial statements.

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Temecula Valley Bancorp Inc. and its wholly-owned subsidiary, Temecula Valley Bank (the "Bank"), collectively referred to herein as the "Company". All significant intercompany transactions have been eliminated.

Nature of Operations
--------------------

The Company has been organized as a single operating segment and operates five branches in Temecula, Murrieta, Fallbrook, El Cajon and Escondido, California. In addition, the Company operates business loan centers in California, North Carolina, Florida, Tennessee, Georgia, Illinois and Washington. The Bank's primary sources of revenue are providing loans to customers, who are predominately small and middle-market businesses and individuals and originating mortgage and government guaranteed loans for sale to institutional investors in the secondary market. The Company also generates fee income by servicing the government guaranteed loans.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

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

Cash and Cash Equivalents
-------------------------

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks and federal funds sold. Generally, federal funds are sold for one day periods.

Cash and Due From Banks
-----------------------

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The Bank complied with the reserve requirements as of December 31, 2003.

The Company maintains amounts due from banks which exceed federally insured limits. The Company has not experienced any losses in such accounts.

Investment Securities
---------------------

Bonds, notes, and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Investment Securities - Continued
---------------------------------

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

Loans
-----

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

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Loans - Continued
-----------------

Servicing assets are amortized over an estimated life using a method that is in proportion to the estimated future servicing income; in the event future prepayments exceed Management's estimates and future expected cash flows are inadequate to cover the unamortized servicing asset, additional amortization would be recognized. The portion of servicing fees in excess of the contractual servicing fees is reflected as interest-only (I/O) strips receivable, which are classified as available for sale and are carried at fair value.

Loans Held for Sale
-------------------

Mortgage loans and SBA loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

Allowance for Loan Losses
-------------------------

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

Premises and Equipment
----------------------

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

Advertising
-----------

The Bank expenses the costs of advertising in the period incurred.

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes
------------

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

Comprehensive Income
--------------------

Beginning in 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires the disclosure of comprehensive income and its components. For the years ending December 31, 2003, 2002 and 2001, the Company had no accumulated other comprehensive income and there were no significant components of comprehensive income with the exceptions of net income for 2003, 2002 and 2001.

Financial Instruments
---------------------

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received, as described in Note M.

Disclosure About Fair Value of Financial Instruments
----------------------------------------------------

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

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued


Earnings Per Share (EPS)
------------------------

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

Stock-Based Compensation
------------------------

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

Had compensation cost for the Bank's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Bank's net income and earnings per share would have been reduced to the pro forma amounts indicated below:
                                               2003         2002         2001
                                           -----------  -----------  -----------
Net Income:
   As reported                             $7,854,339   $4,191,054   $1,803,581
   Stock-Based Compensation
     Using the Intrinsic Value Method          10,677       10,677       10,677
   Stock-Based Compensation
     That Would Have Been Reported
      Using the Fair Value Method of SFAS
       123                                 (  505,457)  (  314,714)  (  547,283)
                                           ------------ ------------------------

   Pro Forma Net Income                    $7,359,559   $3,887,017   $  708,401
                                           ===========  ===========  ===========

Per Share Data:
Net Income - Basic
   As Reported                             $     1.00   $     0.57   $     0.28
   Pro Forma                               $     0.94   $     0.53   $     0.20
Net Income - Diluted
As Reported                                $     0.89   $     0.50   $     0.25
Pro Forma                                  $     0.82   $     0.46   $     0.17

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued



Current Accounting Pronouncements
---------------------------------

In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires an issuer to classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003; however, management does not believe adoption will have a material impact on the Bank's financial statements.

In December 2003, FASB issued FASB Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities, an interpretations of ARB No.51." This interpretation addresses the consolidation of variable interest entities as defined in the Interpretations. This Interpretation will require companies that have issued trust preferred securities to deconsolidate the related entities. The Company has deconsolidated its trust preferred securities as of December 31, 2003, which did not have a material impact on the Company's financial statements.

Reclassifications
-----------------

Certain reclassifications were made to prior year's presentation to conform to the current year. These classifications are of a normal recurring nature.

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


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

At December 31, 2003 and 2002, the Bank was servicing approximately $306,252,000 and $177,075,000, respectively, in loans previously sold. A summary of the changes in the related servicing assets and interest-only strips receivable are as follows:

                                          Servicing Assets
                                     ---------------------------------------
                                          2003          2002         2001
                                     ------------ ------------- ------------

Balance at Beginning of Year         $ 3,763,779   $ 1,538,437   $  708,401
Increase from Loan Sales               3,251,793     2,708,148      929,465
Amortization Charged to Income       (   898,893)  (   425,806)  (   91,429)
Increase in Valuation Allowance                -   (    57,000)  (    8,000)
                                     ------------ ------------- ------------

Balance at End of Year               $ 6,116,679   $ 3,763,779   $1,538,437
                                     ============ ============= ============


                                         Interest-Only Strips Receivable
                                     ---------------------------------------
                                          2003          2002         2001
                                     ------------ ------------- ------------

Balance at Beginning of Year         $13,120,093   $ 4,136,809   $1,381,098
Increase from Loan Sales              10,710,121    10,034,996    3,145,725
Amortization Charged to Income       ( 3,334,703)  ( 1,036,212)  (  311,014)
Writedown of Interest-Only Strips
 Receivable                                    -   (    15,500)  (   79,000)
                                     ------------ ------------- ------------

Balance at End of Year               $20,495,511   $13,120,093   $4,136,809
                                     ============ ============= ============

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


NOTE B - LOANS - Continued

The estimated fair value of the servicing assets approximated the carrying amount at December 31, 2003, 2002 and 2001. Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. Management has estimated the expected life of these loans to be approximately 25% to 30% of the remaining life at the time of sale. For purposes of measuring impairment, the Bank has identified each servicing asset with the underlying loan being serviced. A valuation allowance is recorded where the fair value is below the carrying amount of the asset. At December 31, 2003 and 2002, the Bank had a valuation allowance of $390,000.

The Bank may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fee. In that case the Bank records an interest-only strip based on the relative fair market value of it and the other components of the loan. At December 31, 2003, 2002 and 2001, the Bank had interest-only strips of $20,495,511, $13,120,093 and $4,136,809, respectively, which approximates fair value. Fair value is estimated by discounting estimated future cash flows from the interest-only strips using assumptions similar to those used in valuing servicing assets.

At December 31, 2003, key economic assumptions used to fair value the servicing assets and interest-only strips on SBA loans sold, along with the potential decline in the fair value of these assets due to an immediate 10 percent and 20 percent adverse change in those assumptions are as follows:

                                                                       SBA
                                                                      Loans
                                                                      Sold
                                                                  -------------

Carrying Value of Servicing Assets and I/O Strips - Fair Value     $26,612,000
Weighted-Average Life (in months)                                           60
Repayment Speed Assumption (annual rate)                                15.67%
Decline in Fair Value from a 10% Adverse Change                      1,774,000
Decline in Fair Value from a 20% Adverse Change                      3,359,000
Discount Rate (annual rate)                                              9.50%
Decline in Fair Value from a 10% Adverse Change                        903,000
Decline in Fair Value from a 20% Adverse Change                      1,750,000


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

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


NOTE B - LOANS - Continued

A summary of the changes in the allowance for loan losses as of December 31 follows:

                                                 2003            2002            2001
                                             ------------    ------------    ------------

Balance at Beginning of Year                  $3,017,395      $1,239,308        $927,509
Additions to the Allowance Charged to Expense  1,022,000       2,460,000         400,000
Recoveries on Loans Charged Off                   74,024          25,542               -
                                             ------------    ------------    ------------
                                               4,113,419       3,724,850       1,327,509

Less Loans Charged Off                        (  505,586)     (  707,455)     (   88,201)
                                             ------------    ------------    ------------

                                              $3,607,833      $3,017,395      $1,239,308
                                             ============    ============    ============

The following is a summary of the investment in impaired loans, the related allowance for loan losses, and income recognized thereon as of December 31:

                                                       2003        2002        2001
                                                    ----------- ----------- -----------

Recorded Investment in Impaired Loans               $4,160,000  $1,908,000    $ 99,000

Related Allowance for Impaired Loans                $  368,000  $  172,000      10,000

Average Recorded Investment in Impaired Loans       $3,437,000  $1,443,000    $292,000

Interest Income Recognized for Cash Payments           None        None        None

Total Nonaccrual Loans                              $4,160,000  $1,908,000    $ 99,000

Total Loans Past-Due Nintey Days
   or More and Still Accruing                       $        -  $        -    $100,000

Guaranteed Portion of Nonaccrual Loans              $3,378,000  $1,077,000    $100,000

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


NOTE C - PREMISES AND EQUIPMENT

A summary of premises and equipment as of December 31 follows:

                                         2003         2002
                                     ------------ ------------

Land                                 $   500,000  $   500,000
Buildings and Leasehold Improvements     542,567      532,967
Autos                                  1,032,446      849,800
Furniture, Fixtures, and Equipment     2,337,729    2,130,792
                                     ------------ ------------
                                       4,412,742    4,013,559
Less Accumulated Depreciation        ( 2,227,199) ( 1,678,420)
                                     ------------ ------------

                                     $ 2,185,543  $ 2,335,139
                                     ============ ============

Depreciation and amortization expense for premises and equipment was $643,615 in 2003, $597,957 in 2002 and $558,441 in 2001.

The Bank has entered into several leases for its branches and loan production offices, which expire at various dates through 2009. These leases include provisions for periodic rent increases as well as payment by the lessee of certain operating expenses. Rental expense relating to these leases was approximately $811,000 in 2003, $701,000 in 2002 and $502,000 in 2001.

The approximate future minimum annual payments for these leases by year are as follows:

     Year                        Amount
--------------                 -----------
     2004                      $  862,423
     2005                         591,055
     2006                         511,781
     2007                         493,203
     2008                         472,648
  Thereafter                       22,314
                               -----------

                               $2,953,424
                               ===========

The minimum rental payment shown above are given for the existing lease obligations and are not a forecast of future rental expense.

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001

NOTE D - DEPOSITS

At December 31, 2003 the schedule maturities of time deposits are as follows:

     Year                   Amount
--------------           -------------
    2004                 $164,022,297
    2005                    9,827,061
  Thereafter                  750,535
                         -------------

                         $174,599,893
                         =============

The five largest depositors with the Bank had approximately $12,928,000 on deposit at December 31, 2003.

NOTE E - FHLB ADVANCES AND OTHER BORROWINGS

As of December 31, 2002, Federal Home Loan Bank Advances consist of a $10,000,000 advance with a maturity date of January 2, 2003 and a fixed rate of 1.05%. The Bank is required to pledge a certain amount of loans with the Federal Home Loan Bank for collateralization purposes. As of December 31, 2003, approximately $50,000,000 in loans was pledged for an aggregate borrowing line of $25,554,000. The Bank had no Federal Home Loan Bank Advances as of December 31, 2003.

The Bank maintains unused federal lines of credit with three financial institutions in the aggregate amount of $13,000,000 as of December 31, 2003. As of December 31, 2003, no amounts were outstanding under these arrangements.


NOTE F - JUNIOR SUBORDINATED DEBT SECURITIES

On June 26, 2002, the Company issued $7,217,000 of junior subordinated debt securities (the "debt securities") to Temecula Valley Statutory Trust I, a statutory trust created under the laws of the State of Connecticut. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on June 26, 2032. Interest is payable quarterly on these debt securities at 3-Month LIBOR plus 3.45% for an effective rate of 4.59% as of December 31, 2003. The debt securities can be redeemed for 107.5% of the principal balance through June 26, 2007 and at par thereafter. The debt securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


NOTE F - JUNIOR SUBORDINATED DEBT SECURITIES - Continued

On September 17, 2003, the Company issued $5,155,000 of junior subordinated debt securities (the "debt securities") to Temecula Valley Statutory Trust II, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on September 17, 2033. Interest is payable quarterly on these debt securities at 3-Month LIBOR plus 2.95% for an effective rate of 4.09% as of December 31, 2003. The debt securities can be redeemed for 107.5% of the principal balance through September 17, 2008 and at par thereafter. The debt securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

The Company also purchased a 3% minority interest in Temecula Valley Statutory Trusts I and II. The balance of the equity of Temecula Valley Statutory Trusts I and II is comprised of mandatorily redeemable preferred securities. Under FASB Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," the Company is not allowed to consolidate Temecula Valley Statutory Trusts I and II into the Company financial statements. Prior to the issuance of FIN No. 46, Bank Holding companies typically consolidated these entities. The Federal Reserve Board had ruled that certain mandatorily redeemable preferred securities of a consolidated entity qualified as Tier 1 Capital. The Federal Reserve Board is evaluating the capital impact from FIN No. 46 but has not issued any final ruling. As of December 31, 2003, the Company has included the net junior subordinated debt in its Tier1 Capital for regulatory capital purposes.

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

                                    2003         2002
                                ------------ ------------

Balance at the Beginning of
 Year                              $790,000     $880,000
Advances                            149,000      173,000
Payments                           ( 97,000)    (263,000)
                                ------------ ------------

                                   $842,000     $790,000
                                ============ ============


Deposits from related parties held by the Bank at December 31, 2003 amounted to approximately $860,000.

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


NOTE H - INCOME TAXES

The provision for income taxes included in the statements of income as of the years ended December 31 consist of the following:

                                    2003            2002             2001
                             --------------- --------------- ----------------
Current:
  Federal                        $4,504,304      $2,852,583       $1,119,830
   State                          1,588,585         930,927          384,188
                             --------------- --------------- ----------------
                                  6,092,889       3,783,510        1,504,018
Deferred                         (  665,000)     (  909,000)      (  299,000)
                             --------------- --------------- ----------------

                                 $5,427,889      $2,874,510       $1,205,018
                             =============== =============== ================

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition. The Bank's principal timing differences are from loan loss provision accounting, deferred compensation plans, and depreciation differences.

The provision for income taxes varies from the federal statutory rate as follows:

                                     2003                   2002                   2001
                            ---------------------- ---------------------- ----------------------
                                         Percent                Percent                Percent
                                        of Pretax              of Pretax              of Pretax
                              Amount      Income     Amount      Income     Amount      Income
                            ----------- ---------- ----------- ---------- ----------- ----------

Federal Tax Rate            $4,516,000       34.0% $2,402,000       34.0% $1,023,000       34.0%
State Income Taxes, Net of
   Federal Income Tax
    Benefit                    944,000        7.1     500,000        7.1     209,000        6.9
Tax Free Income             (   70,000) (    0.5)  (   51,000) (     0.7) (   42,000) (     1.4)
Other Items, Net                37,889        0.3      23,510        0.3      15,018        0.5
                            ----------- ---------- ----------- ---------- ----------- ----------

                            $5,427,889       40.9% $2,874,510       40.7% $1,205,018       40.0%
                            =========== ========== =========== ========== =========== ==========

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


NOTE H - INCOME TAXES - Continued


The following is a summary of the components of the net deferred tax asset accounts recognized in the accompanying statements of financial condition:

                                                  2003              2002
                                           ------------      ------------
Deferred Tax Assets:
   Allowance for Loan Losses                $1,260,000        $1,071,000
   Depreciation Differences                     51,000            41,000
   Deferred Compensation Plans                 571,000           332,000
   State Taxes                                 507,000           296,000
Other Assets/Liabilities                         4,000                 -
                                           ------------      ------------
                                             2,393,000         1,740,000

Deferred Tax Liabilities:
   Cash Basis of Tax Reporting                       -        (   12,000)
                                           ------------      ------------
                                                     -        (   12,000)
                                           ------------      ------------

Net Deferred Tax Assets                     $2,393,000        $1,728,000
                                           ============      ============

NOTE I - EARNINGS PER SHARE (EPS)

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS:

                                     2003                   2002                   2001
                           ---------------------- ---------------------- ----------------------
                             Income      Shares     Income      Shares     Income      Shares
                           ----------- ---------- ----------- ---------- ----------- ----------

Net Income as Reported     $7,854,339             $4,191,054             $1,803,581
Weighted Average Shares
 Outstanding During the
  Year                                 7,823,951              7,372,504              6,484,108
                           ----------- ---------- ----------- ---------- ----------- ----------
       Used in Basic EPS    7,854,339  7,823,951   4,191,054  7,372,504   1,803,581  6,484,108
Dilutive Effect of Stock
  Options and Warrants                 1,037,755                997,536                658,182
                           ----------- ---------- ----------- ---------- ----------- ----------

       Used in Dilutive
                     EPS   $7,854,339  8,861,706  $4,191,054  8,370,040  $1,803,581  7,142,290
                           =========== ========== =========== ========== =========== ==========

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


NOTE J - STOCK OPTION PLAN

At December 31, 2003, the Company has two fixed option plans under which 3,300,000 shares of the Company's common stock may be issued. The compensation expense that has been charged against income for these stock-based compensation plans totaled $18,097 in 2003, 2002 and 2001.

During 1996, the Company established an incentive stock option plan for officers and employees. Under this plan the Company may grant options for 1,800,000 shares of common stock at not less than 100% of the fair market value at the date the options are granted.

During 1997, the Company established a nonqualified stock option plan for directors of the Company. Under this plan, the Company may grant options for 1,500,000 shares of common stock at not less than 85% of the fair market value at the date the options are granted.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free rates of 3.00% in 2003, 3.75% in 2002 and 4.00% in 2001; expected lives of five years in 2003 and three years in 2002 and 2001; and volatility of 22.9% for 2003, 40.3% for 2002 and 51.6% for 2001.

A summary of the status of the Bank's fixed stock option plan as of December 31, 2003 and 2002, and changes during the years ending on those dates is presented below:

                                   2003                  2002                 2001
                           --------------------  -------------------  --------------------
                                       Weighted-            Weighted-            Weighted-
                                       Average              Average               Average
                                       Exercise             Exercise             Exercise
                             Shares     Price      Shares    Price      Shares     Price
                           ----------  --------  ---------- --------  ---------- ---------
Outstanding at Beginning
    of Year                2,042,348   $  2.79   2,028,042    $2.68   1,598,014  $   2.48
Granted                      273,000      9.26      78,000     5.35     645,972      2.86
Options Exercised          ( 380,670)     2.56   (  53,694)    2.28   ( 215,944)     1.72
Options Cancelled          (  22,004)     4.01   (  10,000)    2.94           -         -
                           ----------            ----------           ---------- ---------

Outstanding at End of
 Year                      1,912,674      3.74   2,042,348     2.79   2,028,042      2.68
                           ==========            ==========           ==========

Options Exercisible
    at End of Year         1,617,008      3.24   1,598,146     2.60     731,679      2.54

Weighted-Average Fair
    Fair Value of Options
    Granted During the
     Year                                 3.01                 1.68                  1.49

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


NOTE J - STOCK OPTION PLAN - Continued


The following table summarizes information about fixed options outstanding at December 31, 2003:

                              Options Outstanding                   Options Exercisable
                  --------------------------------------------   --------------------------
                                   Weighted-       Weighted-                    Weighted-
                                    Average         Average                      Average
   Exercise         Number         Remaining        Exercise       Number       Exercise
     Price        Outstanding    Contractual         Price       Exercisable      Price
                                      Life
---------------   -----------   ---------------   ------------   -----------  -------------
$1.00 to $1.99       200,686              3.15    $      1.39       200,686   $       1.39
$2.00 to $2.99       878,652              5.84    $      2.61       817,788   $       2.60
$3.00 to $3.99       480,336              5.83    $      3.44       440,534   $       3.44
$4.00 to $4.99        40,000              8.08    $      4.72        18,000   $       4.62
$5.00 to $5.99        92,000              8.75    $      5.71        20,000   $       5.69
$8.00 to $9.99       126,000              9.87    $      9.29       120,000   $       9.35
$11.00 to 11.99       95,000              9.90    $     11.12             -   $          -

                  -----------                                    -----------

                   1,912,674              6.21    $      3.74     1,617,008   $       3.24
                  ===========                                    ===========


NOTE K - EMPLOYEE RETIREMENT SAVINGS PLAN

During 2000, the Bank adopted a retirement savings plan for the benefit of its employees. Contributions to the plan are determined annually by the Board of Directors. The expense for this plan was approximately $263,000 in 2003, $167,000 in 2002 and $68,000 in 2001.


NOTE L - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


NOTE L - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

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

Financial Assets
----------------

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

Financial Liabilities
---------------------

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

Off-Balance Sheet Financial Instruments
---------------------------------------

The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. The fair value of these financial instruments is not material.

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


NOTE L - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The estimated fair value of financial instruments at December 31, 2003 and 2002 is summarized as follows: (dollar amounts in thousands)

                                                           December 31,
                                          -----------------------------------------------
                                                   2003                  2002
                                          --------------------- -------------------------
                                           Carrying     Fair     Carrying      Fair
                                            Value      Value      Value       Value
                                          ---------- ---------- ---------- ------------
Financial Assets:
   Cash and Due From Banks                $   9,348  $   9,348  $  12,180  $    12,180
   Federal Funds Sold                        21,400     21,400          -            -
   Loans Held for Sale and Loans, net       357,142    359,914    268,409      270,245
   Federal Reserve and Federal Home
      Loan Bank Stock                         1,145      1,145      1,460        1,460
   I/O Strips Receivable and Servicing
    Assets                                   26,612     26,612     16,884       16,884
   Cash Surrender Value - Life Insurance      5,741      5,741      3,983        3,983
   Accrued Interest Receivable                1,396      1,396      1,153        1,153

Financial Liabilities:
   Deposits                                 383,487    383,574    269,321      269,345
   Federal Home Loan Bank Advances                -          -     10,000       10,000
   Junior Subordinated Debt Securities       12,372     12,372      7,217        7,217
   Accrued Interest and Other Liabilities     5,670      5,670      4,352        4,352

NOTE M - COMMITMENTS AND CONTINGENCIES

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

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


NOTE M - COMMITMENTS AND CONTINGENCIES - Continued

As of December 31, 2003 and 2002, the Company had the following outstanding financial commitments whose contractual amount represents credit risk:

                                                         2003           2002
                                                    -------------  -------------
Commitments to Extend Credit                        $171,159,000   $108,046,000
Letters of Credit                                      1,440,000      1,444,000
                                                    -------------  -------------

                                                    $172,599,000   $109,490,000
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

The Company has entered into retirement benefit agreements with certain officers providing for future benefits aggregating approximately $6,900,000 payable in equal annual installments ranging from ten years to a lifetime benefit from the retirement dates of each participating officer. The estimated future benefits to be paid are being accrued over the period from the effective date of the agreements until the expected retirement dates of the participants. As of December 31, 2003, approximately $1,262,000 has been accrued in conjunction with these agreements. The expense incurred and accrued was $531,000, $267,000 and $166,000, for the years ended December 31, 2003, 2002 and 2001, respectively. The Company is the beneficiary of life insurance policies that have been purchased as a method of financing the benefits under the agreements.

NOTE N - REGULATORY MATTERS

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

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


NOTE N - REGULATORY MATTERS - Continued

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2003, the most recent notification from the Comptroller of the Currency categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank's category). To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below. The following table also sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

                                                                                  To Be Well-
                                                                                  Capitalized
                                                              For Capital         Under Prompt
                                                                Adequacy           Corrective
                                             Actual             Purposes           Provisions
                                        -----------------  ------------------  ------------------
                                         Amount    Ratio    Amount    Ratio     Amount    Ratio
                                        --------- -------  --------- --------  --------- --------
As of December 31, 2003:
  Total Capital (to Risk-Weighted       $ 43,584    11.3%  $ 30,964      8.0%  $ 38,705     10.0%
   Assets)
  Tier 1 Capital (to Risk-Weighted      $ 39,977    10.3%  $ 15,482      4.0%  $ 23,223      6.0%
   Assets)
  Tier 1 Capital (to Average Assets)    $ 39,977     9.4%  $ 17,070      4.0%  $ 21,338      5.0%

As of December 31, 2002:                $ 29,073    10.5%  $ 22,078      8.0%  $ 27,598     10.0%
  Total Capital (to Risk-Weighted
   Assets)
  Tier 1 Capital (to Risk-Weighted      $ 26,056     9.4%  $ 11,039      4.0%  $ 16,559      6.0%
   Assets)
  Tier 1 Capital (to Average Assets)    $ 26,056     8.7%  $ 12,020      4.0%  $ 15,025      5.0%


The Company is subject to similar requirements administered by its primary regulator, the Federal Reserve Board. For capital adequacy purposes, the Company must maintain total capital to risk-weighted assets and Tier 1 capital to risk-weighted assets of 8.0% and 4.0%, respectively. Its total capital to risk-weighted assets and Tier 1 capital to risk-weighted assets was 11.5% and 10.0%, respectively at December 31, 2003. Its total capital to risk-weighted assets and Tier 1 capital to risk-weighted assets was 10.6% and 9.30%, respectively at December 31, 2002.

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

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001



NOTE O - WARRANTS

In connection with a stock offering that was completed in June 2001, the Bank issued 400,000 units, with each unit containing four shares of common stock and one warrant to purchase one share of common stock at an exercise price of $2.50 per share. The warrants expired June 23, 2003.


NOTE P - FORMATION OF TEMECULA VALLEY BANCORP INC.

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


NOTE Q - STOCK SPLIT

On December 22, 2003, the Bancorp's Board of Directors approved a 2-for-1 stock split of the Company's outstanding common stock. All per share data in the financial statements and related footnotes have been retroactively adjusted to reflect this split.

NOTE R - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY

Temecula Valley Bancorp Inc. operates Temecula Valley Bank N.A.,. Temecula Valley Bancorp Inc. commenced operations during 2002. The earnings of the subsidiary are recognized on the equity method of accounting. Condensed financial statements of the parent company only are presented below:

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001



NOTE R - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY - Continued

             CONDENSED BALANCE SHEETS
                                                   December 31,  December 31,
                                                        2003          2002
                                                   ------------- -------------
ASSETS:
   Cash                                             $   825,456   $         -
   Investment in Temecula Valley Statutory Trust I      217,000       217,000
   Investment in Temecula Valley Statutory Trust II     155,000             -
   Investment in Temecula Valley Bank N.A.           40,588,549    26,431,883
   Other Assets                                         283,033       189,900
                                                   ------------- -------------
                                                    $42,069,038   $26,838,783
                                                   ============= =============

LIABILITIES AND SHAREHOLDERS' EQUITY:
   Other Liabilities                                $    13,973   $     5,580
   Junior Subordinated Debt Securities               12,372,000     7,217,000
   Shareholders' Equity                              29,683,065    19,616,203
                                                   ------------- -------------
                                                    $42,069,038   $26,838,783
                                                   ============= =============

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001



NOTE R - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY - Continued

           CONDENSED STATEMENTS OF INCOME              Year Ended    Year Ended    Year Ended
                                                      December 31,  December 31,  December 31,
                                                           2003          2002          2001
                                                      ------------- ------------- -------------
INCOME:
   Cash Dividends from Statutory Trusts                $         -   $     6,012   $     6,012
                                                      ------------- ------------- -------------
                                         TOTAL INCOME                      6,012         6,012

EXPENSES:
   Interest on Junior Subordinated Debt Securities         437,601       220,960       220,960
   Other                                                   155,018        23,489        23,489
   Allocated Tax Benefit                               (   243,889)  (    98,128)  (    98,128)
                                                      ------------- ------------- -------------
                                       TOTAL EXPENSES      348,730       146,321       146,321
                                                      ------------- ------------- -------------

                  LOSS BEFORE EQUITY IN UNDISTRIBUTED
                                 INCOME OF SUBSIDIARY  (   348,730)  (   140,309)  (   140,309)

                              EQUITY IN UNDISTRIBUTED
                                 INCOME OF SUBSIDIARY    8,203,069     4,331,363     4,331,363
                                                      ------------- ------------- -------------

                                           NET INCOME  $ 7,854,339   $ 4,191,054   $ 4,191,054
                                                      ============= ============= =============

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001



NOTE R - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY - Continued

    CONDENSED STATEMENTS OF CASH FLOWS      Year Ended    Year Ended     Year Ended
                                           December 31,  December 31,   December 31,
                                               2003          2002           2001
                                           ------------- ------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                               $ 7,854,339   $ 4,191,054   $  4,191,054
   Noncash items included in net income:
      Equity in income of Subsidiary        ( 8,203,069)  ( 4,331,363)  (  4,331,363)
      Other                                 (    84,740)  (   184,320)  (    184,320)
                                           ------------- ------------- --------------
                          NET CASH USED IN
                      OPERATING ACTIVITIES  (   433,470)  (   324,629)  (    324,629)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in Subsidiaries               ( 5,683,687)  ( 7,187,465)  (  7,187,465)
   Dividends received from Subsidiaries               -         6,012          6,012
                                           ------------- ------------- --------------
                          NET CASH USED BY
                      INVESTING ACTIVITIES  ( 5,683,687)  ( 7,181,453)  (  7,181,453)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Junior Subordinated Debt
    Securities                                5,155,000     7,217,000      7,217,000
   Proceeds from exercise of stock options      976,116       122,512        122,512
   Proceeds from exercise of warrants           811,497       166,570        166,570
                                           ------------- ------------- --------------
                         NET CASH PROVIDED
                   BY FINANCING ACTIVITIES    6,942,613     7,506,082      7,506,082
                                           ------------- ------------- --------------

                           NET INCREASE IN
                 CASH AND CASH EQUIVALENTS      825,456             -              -

                 CASH AND CASH EQUIVALENTS
                      AT BEGINNING OF YEAR            -             -              -
                                           ------------- ------------- --------------

                 CASH AND CASH EQUIVALENTS
                            AT END OF YEAR  $   825,456   $         -   $          -
                                           ============= ============= ==============

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


NOTE S - QUARTERLY DATA (UNAUDITED)

The following table sets forth the Company's unaudited results of operations for the four quarters ended in 2003 and 2002:

                             For the Quarter Ended in 2003                              For the year
                            --------------------------------------------------------        Ended
                              March 31,      June 30,    September 30, December 31,  December 31, 2003
                            ------------- -------------- ------------- ------------- ------------------
Interest Income              $ 5,279,705    $ 5,844,313   $ 6,367,114   $ 6,463,159    $    23,954,291
Interest Expense             ( 1,197,749)   ( 1,262,567)  ( 1,219,119)  ( 1,267,118)   (     4,946,553)
                            ------------- -------------- ------------- ------------- ------------------
Net Interest Income            4,081,956      4,581,746     5,147,995     5,196,041         19,007,738
Provision for Loan Losses    (   150,000)   (   350,000)  (   150,000)  (   372,000)   (     1,022,000)
Noninterest Income             5,182,918      6,318,554     6,424,132     6,491,957         24,417,561
Noninterest Expense          ( 6,577,879)   ( 7,428,364)  ( 7,399,214)  ( 7,715,614)   (    29,121,071)
                            ------------- -------------- ------------- ------------- ------------------
Income before Income Taxes     2,536,995      3,121,936     4,022,913     3,600,384         13,282,228
Income Taxes                 ( 1,041,716)   ( 1,273,256)  ( 1,643,420)  ( 1,469,497)   (     5,427,889)
                            ------------- -------------- ------------- ------------- ------------------
                 Net Income  $ 1,495,279    $ 1,848,680   $ 2,379,493   $ 2,130,887    $     7,854,339
                            ============= ============== ============= ============= ==================

Per Share Data:
   Net Income - Basic        $       .20    $       .24   $       .30   $       .26    $          1.00
   Net Income - Diluted      $       .18    $       .21   $       .27   $       .23    $           .89


                                      For the Quarter Ended in 2002                     For the year
                            --------------------------------------------------------        Ended
                              March 31,      June 30,    September 30, December 31,  December 31, 2002
                            ------------- -------------- ------------- ------------- ------------------
Interest Income              $ 3,318,861    $ 3,861,979   $ 4,407,173   $ 4,967,905    $    16,555,918
Interest Expense             (   498,284)   (   646,735)  (   946,317)  ( 1,033,346)   (     3,124,682)
                            ------------- -------------- ------------- ------------- ------------------
Net Interest Income            2,820,577      3,215,244     3,460,856     3,934,559         13,431,236
Provision for Loan Losses    (   220,000)   (   340,000)  (   375,000)  ( 1,525,000)   (     2,460,000)
Noninterest Income             3,022,885      3,967,224     3,842,881     7,062,175         17,895,165
Noninterest Expense          ( 4,570,228)   ( 5,102,259)  ( 5,657,088)  ( 6,471,262)   (    21,800,837)
                            ------------- -------------- ------------- ------------- ------------------
Income before Income Taxes     1,053,234      1,740,209     1,271,649     3,000,472          7,065,564
Income Taxes                 (   423,685)   (   706,730)  (   514,152)  ( 1,229,943)   (     2,874,510)
                            ------------- -------------- ------------- ------------- ------------------
                 Net Income  $   629,549    $ 1,033,479   $   757,497   $ 1,770,529    $     4,191,054
                            ============= ============== ============= ============= ==================

Per Share Data:
   Net Income - Basic        $       .09    $       .14   $       .10   $       .24    $          $.57
   Net Income - Diluted      $       .08    $       .12   $       .09   $       .21    $          $.50