Form 10-K/A
period 2003-12-31
TEMECULA VALLEY BANCORP INC
filed 2004-04-16
CIK 1172678

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 AMENDMENT NO. 2


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

Explanatory Note

On March 31, 2004, Temecula Valley Bancorp Inc. (the "Company") filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 2003 and the fist amendment on April 2, 2004(collectively "Initial Form 10-K"). The Initial Form 10-K contained the following omissions/errors:

1. A new paragraph has been inserted into Item 9A to reflect revised rules.

2. A new Exhibit 10.6 has been added. Other cross references in the exhibit table have been modified to clarify where prior exhibits can be accessed.

No other changes are included in this Amendment.

ITEM 9A:              CONTROLS AND PROCEDURES
                      -----------------------

Our chief executive officer and our chief financial officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2003, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Exchange Act), are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended December 31, 2003, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

10.4 Luther J. Mohr Employment Agreement dated October 1, 2003.

10.5 Thomas P. Ivory Employment Agreement dated January 25, 2001 filed on March 11, 2003 as an Exhibit to Temecula Valley Bancorp's Form 10KSB.

10.6 401(k) Plan.

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

                                             TEMECULA VALLEY BANCORP INC.

DATE:  April 15, 2004             BY: /s/ Stephen H. Wacknitz
                                  ----------------------------------------
                                  Stephen H. Wacknitz, President/CEO,
                                  Chairman of the Board

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


Signature                         Title                       Date
---------                         -----                       ----
                                  Director                    April 15, 2004
/s/- Dr. Steven W. Aichle
Dr. Steven W. Aichle

                                  Director                    April 15, 2004
/s/- Dr. Robert P. Beck
Dr. Robert P. Beck

                                  Director                    April 15, 2004
/s/- Neil M. Cleveland
Neil M. Cleveland

                                  Director and                April 15, 2004
/s/- Luther J. Mohr               Chief Operating Officer
Luther J. Mohr

                                  President/CEO/              April 15, 2004
/s/- Stephen H. Wacknitz          Chairman of the Board
Stephen H. Wacknitz

                                  Director                    April 15, 2004
/s/- Richard W. Wright
Richard W. Wright