Form 10-Q
period 2004-03-31
TEMECULA VALLEY BANCORP INC
filed 2004-05-17
CIK 1172678

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-Q
(Mark One)

  [ X ]   QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended:    March 31, 2004


  [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

         For the transition period from _______________ to ___________________




                          TEMECULA VALLEY BANCORP INC.
             (Exact name of registrant as specified in its charter)

           California                                          46-0476193
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


                              Yes  X           No


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               Yes___          No X


As of May 12, 2004, there were 8,363,742 shares of the Registrant's common stock, at no par value per share, outstanding.

(Traditional Small Business Disclosure Format (check one):   Yes__    No   X )

This Form 10-Q contains 21 pages.
Exhibit Index:  Page 17

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                          TEMECULA VALLEY BANCORP INC.

                        STATEMENT OF FINANCIAL CONDITION
                      March 31, 2004 and December 31, 2003
                                  (UNAUDITED)


                                                2004         2003
                                            --------------------------
ASSETS

Cash and Due from Banks                      $10,691,509   $9,348,013
Federal Funds Sold                            20,810,000   21,400,000
                                            --------------------------
   Total Cash and Cash
    Equivilents                              $31,501,509  $30,748,013

Securities Held to Maturity
 - U.S. Treasuries                                     0            0

Loans Held for Sale:                          12,151,841   17,005,198

Loans:
   Commercial                                 33,160,053   33,008,385
   Real Estate -
    Construction                             135,314,701  113,846,726
   Real Estate - Other                       211,868,941  195,991,515
   Consumer and Other                          2,987,769    3,194,582
                                            --------------------------
                            TOTAL LOANS      383,331,464  346,041,208

Net Deferred Loan Fees                        (2,734,567)  (2,297,015)
Allowance for Loan Losses                     (3,859,797)  (3,607,833)
                                            --------------------------
                                NET LOANS    376,737,100  340,136,360

Federal Reserve & Home Loan
 Bank Stock, at Cost                           1,938,900    1,145,000

Other Real Estate Owned                          405,000      485,036

Premises and Equipment                         2,133,324    2,185,543
Cash Surrender Value of Life
 Insurance                                     7,601,329    5,740,729
Deferred Tax Assets                            2,428,615    2,393,000
SBA Servicing Assets                           6,241,789    6,116,679
SBA Interest-Only Strips
 Receivable                                   20,866,935   20,495,511
Accrued Interest and Other
 Assets                                        5,009,457    4,761,049
                                            --------------------------

                                            $467,015,799 $431,212,118
                                            ==========================

                          TEMECULA VALLEY BANCORP INC.

                        STATEMENT OF FINANCIAL CONDITION
                      March 31, 2004 and December 31, 2003
                                  (UNAUDITED)





                                                   2004         2003
                                            --------------------------
LIABILITIES AND
 SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-Bearing
    Demand                                  $119,640,183 $112,367,018
   Money Market and NOW                       60,625,444   61,340,428
   Savings                                    40,715,835   35,180,027
   Time Deposits Under
    $100,000                                 100,158,775   88,771,099
   Time Deposits
    $100,000 and Over                         95,687,990   85,828,794
                                            --------------------------
                            TOTAL DEPOSITS   416,828,227  383,487,366

Federal Funds Purchased                                0            0
Federal Home Loan Bank
 Advances                                              0            0
Junior Subordinated Debt
 Securities                                   12,372,000   12,372,000

Accrued Interest and
 Other Liabilities                             4,629,949    5,669,687
                                            --------------------------
                         TOTAL LIABILITIES   433,830,176  401,529,053



Shareholders' Equity:
   Common Stock - No Par Value Authorized
    40,000,000 Shares; Issued and
    Outstanding 8,308,896 Shares at
    03/31/2004 and 8,151,914 Shares at
    12/31/2003                                         0            0
   Surplus                                    15,012,686   14,082,278
   Retained Earnings                          18,172,937   15,600,787
                                            --------------------------
                          TOTAL
                           SHAREHOLDERS'
                           EQUITY             33,185,623   29,683,065
                                            --------------------------


                                            $467,015,799 $431,212,118
                                            ==========================

                          TEMECULA VALLEY BANCORP INC.
                              STATEMENT OF INCOME
                                  (UNAUDITED)

                                                 Three Months Ended
                                               March 31,  March 31,
                                                  2004       2003
                                              ----------------------
INTEREST INCOME
   Interest and Fees on Loans                 $6,798,167 $5,212,273
   Interest on HTM Securities - U.S.
    Treasuries                                        68          0
   Interest on Federal Funds Sold                 18,393     52,574
                                              ----------------------
    TOTAL INTEREST INCOME                      6,816,628  5,264,847

INTEREST EXPENSE
   Interest on Money Market and NOW              102,263    179,689
   Interest on Savings Deposits                   41,424     52,042
   Interest on Time Deposits                     921,208    841,582
   Interest on Federal Funds Purchased                 0        878
   Interest on FHLB Advances                      21,701     28,259
   Interest on Junior Subordinated Debt
    Securities                                   155,967     95,299
                                              ----------------------
  TOTAL INTEREST EXPENSE                       1,242,563  1,197,749
                                              ----------------------

        NET INTEREST INCOME                    5,574,065  4,067,098

   Provision for Loan Losses                     500,000    150,000
                                              ----------------------

            NET INTEREST INCOME AFTER
             PROVISION FOR LOAN LOSSES         5,074,065  3,917,098

NON-INTEREST INCOME
   Service Charges and Fees                      189,764    222,165
   Gain on Sale of Loans/Assets                4,133,344  2,954,316
   Fees, and Other Income                      2,404,681  2,021,295
                                              ----------------------
          TOTAL NON-INTEREST INCOME            6,727,789  5,197,776
                                              ----------------------

NON-INTEREST EXPENSE
   Salaries and Employee Benefits              5,164,482  4,525,003
   Occupancy Expenses                            307,899    277,719
   Furniture and Equipment                       232,184    213,008
   Other Expenses                              1,740,043  1,562,149
                                              ----------------------
          TOTAL NON-INTEREST EXPENSE           7,444,608  6,577,879
                                              ----------------------

INCOME BEFORE INCOME TAXES                     4,357,246  2,536,995

   Income Taxes                                1,785,096  1,041,716
                                              ----------------------

              NET INCOME                      $2,572,150 $1,495,279
                                              ======================

Per Share Data:
Net Income - Basic                                 $0.31      $0.20
                                              ======================
Net Income - Diluted                               $0.28      $0.18
                                              ======================
Average Number of Shares Outstanding           8,237,774  7,517,694
                                              ======================
Average Number of Shares and Equivilents       9,219,285  8,540,756
                                              ======================

                          TEMECULA VALLEY BANCORP INC.
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                               Three  Months Ended
                                                     March 31,
                                                 2004        2003
                                             ------------------------
OPERATING ACTIVITIES
   Net Income                                 $2,572,150  $1,495,279
   Adjustments to Reconcile Net Loss to
    Net Cash used by Operating Activities:
         Depreciation and Amortization         1,564,369     908,611
         Provision for Loan Losses               500,000     150,000
         Decrease (Increase) of Deferred
          Tax Asset                              (35,615)          0
         Gain on Loan Sales                   (4,132,344) (2,950,766)
         Loans Originated for Sale           (49,151,709)(54,219,771)
         Proceeds from Loan Sales             53,348,852  55,707,628
         Increase in Cash Surrender Value
          of Life Insurance                      (60,600)    (46,650)
         Net Change in Other Assets  and
          Liabilities                         (3,193,947) (3,081,939)
                                             ------------------------
   NET CASH USED BY OPERATING ACTIVITIES       1,411,156  (2,037,608)
                                             ------------------------

INVESTING ACTIVITIES
   Purchases of Investments                     (199,868)          0
   Repayment (Purchases) of FRB/FHLB Stock      (793,900)    (56,750)
   Maturity of Investments                       200,000           0
   Net Increases in Loans                    (32,232,148)(21,106,800)
   Purchase of Life Insurance                 (1,800,000)   (600,000)
   Purchases of Premises and Equipment          (140,013)    (58,016)
   Proceeds from Sale of Premises and
    Equipment                                     37,000      16,450
                                             ------------------------
   NET CASH PROVIDED (USED) BY INVESTING
    ACTIVITIES                               (34,928,929)(21,805,116)
                                             ------------------------

FINANCING ACTIVITIES
   Net Increases in Demand, NOW,Money
    Market and Savings Accounts               12,093,989   5,199,817
   Net Increases in Time Deposits             21,246,872  51,741,027
   Net Increases/(Decreases) in Borrowings             0 (10,000,000)
   Proceeds from the Exercise of Stock
    Warrants                                           0      96,260
   Proceeds from the Exercise of Stock
    Options                                      930,408     426,674
                                             ------------------------
   NET CASH PROVIDED BY FINANCING
    ACTIVITIES                                34,271,269  47,463,778
                                             ------------------------

NET INCREASE IN CASH AND CASH EQUIVILENTS        753,496  23,621,054

   Cash and Cash Equivilents at Beginning
    of Period                                 30,748,013  12,180,415

                                             ------------------------
CASH AND CASH EQUIVILENTS AT END OF PERIOD   $31,501,509 $35,801,469
                                             ========================

Supplemental Disclosures of Cash Flow
 Information:
   Interest Paid                              $1,263,981  $3,029,930
   Income Taxes Paid                             $50,178  $3,155,090
   Loans Transferred to Other Real Estate
    Owned                                             $-          $-
   Loans Transferred out of Other Real
    Estate Owned                                 $80,036          $-

                          TEMECULA VALLEY BANCORP INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

      For the Period beginning December 31, 2002 and ending March 31, 2004
                                  (UNAUDITED)


                           Common                  Retained
                  Shares   Stock      Surplus      Earnings     Total
                ------------------------------------------------------


Balance at
 December 31,
 2002           3,723,323   $3,723 $11,866,032  $7,746,448 $19,616,203

Exercise of
 Options           58,536       59     426,615                 426,674
  Including
   the
   Realization
   of Tax
   Benefits of
   $101,721

Exercise of
 Warrants          19,252       19      96,241                  96,260

Net
 Income                                          1,495,279   1,495,279
                ------------------------------------------------------

Balance at
 March 31, 2003 3,801,111   $3,801 $12,388,888  $9,241,727 $21,634,416

Exercise of
 Options           19,157       19      93,282                  93,301

Exercise of
 Warrants         143,047      143     715,092                 715,235

Net
 Income                                          1,848,680   1,848,680
                -------------------------------------------------------

Balance at June
 30, 2003       3,963,315   $3,963 $13,197,262 $11,090,407 $24,291,632

Exercise of
 Options           80,492       81     555,497                 555,578
   Including
    the
    Realization
    of Tax
    Benefits of
    $173,871

Net
 Income                                          2,379,493   2,379,493
                -------------------------------------------------------

Balance at
 September 30,
 2003           4,043,807   $4,044 $13,752,759 $13,469,900 $27,226,703

Exercise of
 Options           32,150       34     325,441                 325,475
   Including
    the
    Realization
    of Tax
    Benefits of
    $149,318

Adjustment for
 Reorganization             (4,078)      4,078                       0

2 for 1 Stock
 Split          4,075,957

Net
 Income                                          2,130,887   2,130,887
                -------------------------------------------------------

Balance at
 December 31,
 2003           8,151,914        0  14,082,278  15,600,787  29,683,065

Exercise of
 Options          156,982        0     930,408                 930,408
   Including
    the
    Realization
    of Tax
    Benefits of
    $588,840

Net
 Income                                          2,572,150   2,572,150
                ------------------------------------------------------

Balance at
 March 31, 2004 8,308,896        0  15,012,686  18,172,937  33,185,623
                ======================================================

                          TEMECULA VALLEY BANCORP INC.

                         NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2004


1)  In  the  opinion  of  management  of  Temecula   Valley   Bancorp  Inc.
("Bancorp"), the enclosed unaudited financial statements contain all adjustments (consisting only of normal, recurring accruals) necessary to fairly present the financial position of the Bancorp on March 31, 2004. These financial statements do not include all disclosures associated with the Bancorp's annual financial statements and, accordingly, should be read in conjunction with such statements.

2) The results of operations for the three month period ending March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

3) There were no significant accounting policy changes since the last report.

4) Temecula Valley Bancorp Inc., a one bank holding company for Temecula Valley Bank, N.A., was formed on June 3, 2002. The stock symbol for the common shares changed from TMUL.OB to TMCV.OB and the par value changed from $1.25 to $.001. The stock exchange was one share for one share. In December 2003 the Bancorp reincorporated from Delaware to California and the par value changed from $.001 to zero. All financial statements were adjusted to reflect the par value change.

5) On October 24, 2003 Temecula Valley Bancorp Inc. announced a two for one stock split which was voted and approved by shareholders at a special shareholders' meeting held December 18, 2003 in Temecula, California. The split was effective December 19, 2003 and payable December 24, 2003. All share and per share data have been adjusted to reflect the common stock two for one split.

Item 2- Management's Discussion and Analyses of Financial Condition and Results of Operations

Statements made in this Report that state the intentions, beliefs, expectations or predictions by Temecula Valley Bancorp Inc. (the "Company") or its management of the future are forward-looking statements. The Company's actual results could differ materially from those projected in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in the Company's Form 10K and other filings made by the Company with the SEC. Copies of such filings may be obtained by contacting the Company or accessing the Company's filings at www.sec.gov.

OVERVIEW

This Management discussion is intended to provide additional information regarding the significant changes and trends in the Company's Financial Condition, Statement of Operations, Funds Management and Capital Planning. Commencement of operations of Temecula Valley Bank, N.A. ("Bank") was December 16, 1996. The Company, which became a one-bank holding company for the Bank, was formed on March 4, 2002, and the share exchange was on June 3, 2002. On that date one share of common stock of the Bank (Par value $1.25) was exchanged for one common share of the Company (par value $.001). In December 2003, the Company reincorporated from Delaware to California and the par value of the stock changed from $.001 to zero. On June 26, 2002, the Company participated in a Trust Preferred Securities pool in the amount of $7,000,000. The borrowing net proceeds in the amount of $6,789,000 were transferred to the Bank as capital. On September 17, 2003, the Company participated in a Trust Preferred Securities pool in the amount of $5,000,000. The borrowing proceeds in the amount of $5,000,000 were transferred to the Bank as capital. Since the Bank opened, it has consistently, from year to year, had substantial growth. All per share data has been adjusted for a two for one common stock split effective December 23, 2003. Since the date of opening, the Bank, and now collectively with the Company, has grown to 233 employees (228 full time equivalent), of which 218 are full time. One third of the employees are directly involved in the origination, underwriting and processing of SBA loans. Additional support staff is required to service the SBA loans after they are funded. All employees are employed at the Bank. It is anticipated that growth will remain strong for 2004 with the anticipated opening of full service branches in Rancho Bernardo (San Diego County) and Corona (Riverside County). The full service office in Murrieta was opened on January 11, 2001 and the loan production office in El Cajon converted to a full service branch on June 18, 2001. The SBA department has expanded considerably since 2001, with loan production offices now located in Chico, CA; Fresno, CA; Sherman Oaks, CA; Anaheim Hills, CA; Irvine, CA; St. Petersburg, FL; Coral Springs, FL; Jacksonville, FL; Atlanta, GA; Westlake, OH; Gurnee, IL and Bellevue, WA. In the third quarter of 2002, a real estate department that concentrates on single family residence tract lending began operating. The department is located in Corona, California. At the end of 2003, a loan production office was opened in Encinitas, California. In late 1998, staffing increased due to the addition of a full service office in Fallbrook, California, and in the third quarter of 1999 staffing increased due to the addition of a full service office in Escondido, California. In 2000, staffing increased due to the addition of the Mortgage department in Temecula and anticipatory staffing of the Murrieta office. The Mortgage department originates FHA, VA, and conventional mortgages and sells them in the secondary market.

The Bank was formed as a locally  owned and managed  financial  institution that assumes an active community role. The Bank focuses primarily upon local banking services and community needs, as well as nationwide SBA loan origination. The Bank's marketing strategy stresses its local ownership and commitment to serve the banking needs of the people and businesses in Temecula Valley, those located along the Interstate 15 corridor and surrounding areas, as well as originating loans through the SBA network nationwide.

The Bank will continue to take advantage of new full service and/or loan production office locations if they make good business sense and are located within the Bank's geographic service area.

FINANCIAL CONDITION

Assets

Total assets increased from $358,978,983 at March 31, 2003 to $431,212,118 at December 31, 2003 and to $467,015,799 at March 31, 2004. Most of the increase in the first three months of 2004 was in loans outstanding. Total loans, excluding loans held for sale, increased from $346,041,208 at year-end 2003 to $383,331,464 at March 31, 2004, a $37,290,256 or 10.8% increase due to increased
SBA, construction, and tract lending. The loan portfolio composition is primarily construction, commercial and real estate secured loans. The rate of loan growth should continue to be strong for 2004, due to the SBA loan production offices that have not yet reached their expected production levels, the addition of the real estate tract-lending department, and the addition of the loan production office in Encinitas, California.

Investments

Investments, which were comprised only of Federal Funds Sold, decreased from $21,400,000 at December 31, 2003 to $20,810,000 at March 31, 2004. The
increase in the first nine months of 2003 is largely attributable to various CD promotions that attracted more than $84 million in new money to fund the $85,967,522 increase in loans and the net reduction of $5 million in borrowings.

Allowance for Loan Losses

The allowance for loan losses increased from $3,607,833 at December 31, 2003 to $3,859,797 at March 31, 2004. The allowance was 1.00% at December 31, 2003 and 0.98% at March 31, 2003. The large increase in the provision in 2002 was due to the increase in SBA lending and the general overall growth of the loan portfolio. The provision was $500,000 in the first three months of 2004, with net chargeoffs of $296,123. Management considers, through quarterly analysis, the allowance to be adequate and expects it will continue to add to this reserve for the remainder of the year as the loan portfolio balance increases. The analysis considers general factors such as changes in lending policies and procedures, economic trends, loan volume trends, changes in lending management and staff, trends in delinquencies, nonaccruals and charge-offs, changes in loan review and Board oversight, the effects of competition, legal and regulatory requirements and factors inherent to each loan pool.


                       Summary of Allowance for Loan Loss

                                                                       3 Months
                               2002             2003                     2004

Beginning Balance          $1,239,308          $3,017,395            $3,607,833

   Chargeoffs                 707,455             505,586               250,389
   Recoveries                  25,542              74,024                 2,353
   Provision                2,460,000           1,022,000               500,000

Ending Balance             $3,017,395          $3,607,833            $3,859,797


At March 31, 2003, there was $3,766,035 of non-accrual loans, of which $3,221,919 is guaranteed by the SBA. The Bank had $7,918,753 of non-accrual loans as of March 31, 2004, of which $6,404,927 was guaranteed by the SBA. The Bank also had other real estate owned (REO) of $405,000, a commercial property in Colorado.

                  NON-CURRENT LOANS & OTHER REAL ESTATE OWNED

        March 31, 2004                         Government        Net
                                Gross Balance    Guaranteed    Balance
----------------------------------------------------------------------

           30 - 89 Days Past Due          $0           ($0)        $0
    90+ Days Past Due & Accruing           0           ( 0)         0
                     Non-Accrual   7,918,753   ( 6,404,927) 1,513,826
                                --------------------------------------

                      Sub- Total   7,918,753   ( 6,404,927) 1,513,826

   Other Real Estate Owned (REO)     405,000           ( 0)   405,000
                                --------------------------------------

                           Total  $8,323,753   ($6,404,927)$1,918,826
                                ======================================


December 31, 2003
--------------------------------

           30 - 89 Days Past Due  $3,243,706    ( $582,205)$2,661,501
    90+ Days Past Due & Accruing           0           ( 0)         0
                     Non-Accrual   4,160,032   ( 3,378,401)   781,631
                                --------------------------------------

                      Sub- Total   7,403,738   ( 3,960,606) 3,443,132

   Other Real Estate Owned (REO)     485,036           ( 0)   485,036
                                --------------------------------------

                           Total  $7,888,774   ($3,960,606)$3,928,168
                                ======================================

March 31, 2003
--------------------------------

           30 - 89 Days Past Due   $750,806     ( $577,725)  $173,081
    90+ Days Past Due & Accruing    466,533            ( 0)   466,533
                     Non-Accrual  3,766,035    ( 3,221,919)   544,116
                                --------------------------------------

                      Sub- Total  4,983,374    ( 3,799,644) 1,183,730

   Other Real Estate Owned (REO)    851,000            ( 0)   851,000
                                --------------------------------------

                           Total $5,834,374    ($3,799,644)$2,034,730
                                ======================================

Other Assets

The ratio of interest earning assets to total assets was 87.36% for the first quarter of 2003 compared to 85.70% for the first quarter of 2004. The target is to keep this ratio above 90%, but has remained below that level due to SBA sales that increased the SBA servicing asset, the related SBA interest only strip receivable, and the cash surrender value of life insurance. The SBA servicing asset was $4,237,641, the SBA I/O strip receivable was $15,223,090 and the cash surrender value of life insurance was $4,629,833 at March 31, 2003. At March 31, 2004, the SBA servicing asset was $6,241,789, the SBA I/O strip receivable was $20,866,935 and the cash surrender value of life insurance was $7,601,329. At December 31, 2003, the SBA servicing asset was $6,116,679, the SBA I/O strip receivable was $20,495,511 and the cash surrender value of life insurance was $5,740,729. Even though these assets are not considered interest bearing for net interest margin purposes, they do produce, or are related to, income that is part of non-interest income.

Liabilities

Deposits increased from $383,487,366 at December 31, 2003 to $416,828,227 at March 31, 2004. Money market and NOW accounts decreased $714,984, savings increased $5,535,808, demand deposits increased $7,273,165, and certificate of deposits (CD's) increased $21,246,872. Demand deposits comprised 29% of deposits at March 31, 2004, compared to 29% at December 31, 2003 and 26% at March 31, 2003. The slight increase in the ratio of certificates of deposits to total deposits is due to CD promotions in 2003 and 2004 to fund the rapid loan growth. At March 31, 2004, more than 54% of deposits have balances of $100,000 or more. No one customer has balances that exceed 10% of the deposits of the Bank. The Bank depends on core deposits as a source of funds for the loan portfolio.
Consequently, the Bank tries to attract solid core accounts yet maintain a reasonable funding cost. The core deposit base was helped by the addition of the Murrieta and El Cajon branches in 2001, the continued deposit increases at all five branches, and will be helped in the second half of 2004 by the opening of the full service branches in Rancho Bernardo and Corona. The Bank will continue to solicit core deposits to diminish reliance on volatile funds.

At December 31, 2003 and March 31, 2004, there were no short-term advances from the Federal Home Loan Bank. The borrowing capacity at the Federal Home Loan Bank as of December 31, 2003 was $25,553,805 and at March 31, 2004 was $26,091,353.

On June 26, 2002, the Company issued $7,217,000 of junior subordinated debt securities (the "debt securities") to Temecula Valley Statutory Trust I, a statutory trust created under the laws of the State of Connecticut. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on June 26, 2032. Interest is payable quarterly on these debt securities at 3-Month LIBOR plus 3.45% for an effective rate of 4.56% as of March 31, 2004. The debt securities can be redeemed for 107.5% of the principal balance through June 26, 2007 and at par thereafter. The debt securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

On September 17, 2003, the Company issued $5,155,000 of junior subordinated debt securities (the "debt securities") to Temecula Valley Statutory Trust II, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on September 17, 2033. Interest is payable quarterly on these debt securities at 3-Month LIBOR plus 2.95% for an effective rate of 4.06% as of March 31, 2004. The debt securities can be redeemed for 107.5% of the principal balance through September 17, 2008 and at par thereafter. The debt securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

The Company also purchased a 3% minority interest in Temecula Valley Statutory Trusts I and II. The balance of the equity of Temecula Valley
Statutory Trusts I and II is comprised of mandatory redeemable preferred securities. Under FASB Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," the Company is not allowed to consolidate Temecula Valley Statutory Trusts I and II into the Company financial statements. Prior to the issuance of FIN No. 46, Bank Holding companies typically consolidated these entities. The Federal Reserve Board had ruled that certain mandatory redeemable preferred securities of a consolidated entity qualified as Tier 1 and Tier 2 Capital. At the Company, up to 25% of the Tier 1 Capital can be these debt securities with the remainder of the debt securities qualifying as Tier 2 Capital. The Federal Reserve Board is evaluating the capital impact from FIN No. 46 but has not issued any final ruling. The Company has included the net junior subordinated debt securities in its Tier 1 and Tier 2 Capital for regulatory capital purposes.



Capital

Total capital was  $33,185,623  at March 31, 2004,  $29,683,065 at December
31, 2003, and $21,634,416 at March 31, 2003. For the first three months of 2003, the $2,018,213 increase consisted of $4,195,279 of net income, $426,674 on the exercise of stock options and $96,260 on the exercise of warrants. For the first three months of 2004, the $3,502,558 increase was due to $2,572,150 in net income and $930,408 on the exercise of stock options.

Total risk based capital was 11.14%, the tier one risk based ratio was 9.99%, and the tier one leverage ratio was 9.73% at March 31, 2004, compared to a total risk based capital of 10.27%, tier one risk based capital of 9.28%, and tier one leverage ratio of 8.30% at March 31, 2003. At March 31,2003, December 31, 2003, and March 31, 2004 the Bank and the Company were in the regulatory "well capitalized" category.

RESULTS OF OPERATIONS

Net Income

For the first quarter of 2003, the Company earned $1,495,279, compared to $2,572,150 in 2004. Net income per basic share for the first quarter was $.20 in 2003 compared to $.31 in 2004. Net income per diluted share was $.18 per share in the first quarter of 2003 compared to $.28 in 2004. The return on average assets was 1.78% for the first quarter of 2003, compared to 2.31% for the first quarter of 2004. The return on average equity was 29.52% for the first quarter of 2003, compared to 33.15% for the first quarter of 2004. The 2003 and 2004 earnings were significantly affected by the sale of loans in the secondary market, most of which are SBA and mortgage loans. The sales of the SBA loans are expected to continue at this level or higher for the remainder of the year. Mortgage loans sales are expected to slow down from the 2003 pace. The net interest margin has stabilized after the 4.75% Federal Reserve Bank rate reductions in 2001 the .50% reduction in November 2002 and the .25% reduction in June 2003. Net income in the first three months of 2003 and 2004 was increased by the sale of the unguaranteed portion of SBA loans. These sales increased net income before taxes by $512,196 or $301,405 after taxes in the first quarter of 2003 compared to $2,295,286 and $1,350,673 respectively in the first quarter of 2004. These sales are expected to continue for the remainder of the year. The opening of the Rancho Bernardo and Corona full service offices in 2004 will have negative effect on earnings in the second half of 2004.


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


                             Period Ending March 31


                                2004                 2003                2002

Net Income as reported
                             $2,572,150          $1,495,279            $629,549

Stock based compensation
 using the Intrinsic Value
 Method                           2,669               2,669               2,669
Stock based compensation
 that would have been
 reported                      ( 42,030)           ( 56,398)           ( 78,679)
Pro Forma Net Income         $2,532,789          $ 1,441,550          $ 553,539

Basic per share as
 reported                      $    .31              $   .20           $    .09
Basic per share pro
 forma                         $    .31              $   .19           $    .08

Diluted per share as
 reported                      $    .28              $   .18           $    .08
Diluted per share pro
 forma                         $    .27              $   .17           $    .07

Net Interest Earnings

Net interest income was $4,067,098 in the first quarter of 2003, compared to $5,574,065 in 2004. For the first quarter of 2003 the net interest margin was 5.91%, compared to 5.84% in 2004. The net interest margin decreased from 2001 to 2003 due to the Federal Reserve Bank rate reductions of 4.75% in 2001, 0.50% in late 2002 and .25% in late June 2003. The loan to deposit ratio increased from 89.80% at March 31, 2003 to 94.22% at March 31, 2004. The net interest margin was also helped by a healthy average of 26.92% DDA to total deposits ratio for the first three months of 2003 and 29.97% for the first quarter of 2004. The yield on loans decreased from 7.60% for the first quarter of 2003 to 7.27% for the first quarter of 2004. Rate floors on $202 million of variable rate loans at March 31, 2004 helped to mitigate the effects of Federal Reserve rate reductions. The yield on investments, which are all in federal funds sold and US Treasuries, for the first quarter of 2003 was 1.42%, compared to 0.93% in 2004. The cost of interest bearing deposits was 1.99% in the first quarter of 2003 and 1.56% in the first quarter of 2004. The decrease in 2004 is due to a higher CD and demand deposit balances offset by a lower rate environment. The cost of other borrowings, which consisted of Federal Funds purchased, Federal Home Loan Bank advances and junior subordinated debt securities borrowing was 3.25% for the first quarter of 2003 and 3.53% in 2004. The increase in the cost of other borrowings in 2004 is due to a higher percentage of the borrowings in 2004 attributable to the junior subordinated debt securities.

The Bank tries to maximize the percentage of assets it maintains as interest earning assets, with the goal of maintaining at least 90% in that category. Effectively, all of the increase in non-interest earning assets in 2003 and 2004 was in the cash surrender value of life insurance (BOLI), the SBA servicing and SBA I/O strip receivable assets. The servicing assets are tested for impairment by computing the net present value of the amount of servicing income over the expected average life of the loan. Normal servicing (adequate compensation), in accordance with industry standards, is 40 basis points of the principal balance sold. The expected life assumes either 25 or 30 percent of the note life, depending on the term of the note. The Company's average life of loans sold has been higher than the 30% assumption, giving the calculation a conservative bias. For the first three months of 2004, $2,025,801 was collected for servicing, the asset amortization was $1,386,232 and the SBA related servicing assets increased $496,534. The increase in the SBA loan servicing assets was due to the sale of $23,750,241 in 7A loans during 2004. For the same period in 2003, $1,184,902 was collected for servicing, the asset amortization was $734,951 and the SBA related servicing assets increased $2,596,859. There was $27,073,290 in 7A loan sales during the first three months of 2003. The servicing assets increased less in the first three months in 2004 than 2003 due to more loans sold with a premium bid than with a par bid. The servicing calculations contain certain assumptions such as the expected life of the loan and the discount rate used to compute the present value of future cash flows. The exposure of the loan life assumption is if loans prepay faster than expected. The exposure to the discount rate assumption is if prime rate adjusts severely and permanently. Such exposure can cause adjustments to the income statement. The Bank, on a quarterly basis, has outside analysis of the servicing assets and I/O strip receivable performed to insure the fair value approximates the book value. Asset quality is a continual primary focus of the Bank, and even though risk is an integral part of the banking industry, it is the policy of the Bank's management to actively manage the risk, without sacrificing long-term stability with short-term profits.

The table below summarizes the repayment rates for national SBA pools based on their maturities:

                     SBA Pools - Constant Prepayment Rates
                              Variable Rate Pools
               Greater                                              Less
               Than                                                 Than
               8 Yr      8 - 11 Yr    11 - 16 Yr  16 - 21 Yr        21 Yr
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

The following schedule displays the WAL for each SBA pool at year end after applying the CPRs identified above:

                                Original Maturity      WAL (Yrs.)
                                        < 8 Years          1.6
                                     8 - 11 Years          2.5
                                    11 - 16 Years          3.8
                                    26 - 21 Years          4.6
                                       > 21 Years          6.0


Based on assessing each component, our estimated discount rates for each Bank SBA pool at year end is as follows:

     Original Maturity     Disc Rt Excess         Disc Rt I/O
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

The provision was $2,460,000 in 2002,  $1,022,000 in 2003, and $500,000 for
the three months of 2004. The large increase in the provision in 2002 was due to the large increase in loans outstanding as well as the substantial increase in SBA loans. For 2003 and 2004 the provisions were at a level to keep the allowance for loan loss well reserved. The Bank plans to continue to sell the unguaranteed portion of SBA 7A loans to mitigate the risk associated with these loans.

Non-Interest Income

Non-interest income contributed significantly to the earnings of the Bank in the first three months of 2004, as it did in 2003 and 2002. Service charges decreased from $222,165 to $189,764 in 2004 due to an increased number of accounts offset by a decrease in non-sufficient funds service charges. Other income increased from $2,021,295 for the first three months of 2003 to $2,404,681 in 2004, due mainly to higher loan volume, higher SBA loan servicing income, and higher mortgage loan broker income, with unamortized loan fees also contributing to the total. SBA net loan servicing income increased from $419,830 in the first three months of 2003 to $610,542 in 2004 due to the increase in the servicing portfolio. The gain on sale of loans was $1,432,344 in the first three months of 2004 compared to $2,954,316 in 2003. The 2004 increase was due to higher SBA loan sales. The SBA loan sales are expected to continue at this pace or higher for the remainder of the year and the mortgage loan sales will be lower than last year's volume due to the increase in mortgage rates.

Non-Interest Expense

Non-interest expense was $7,444,608 in the first quarter of 2004 compared to $6,577,879 in 2003. Salaries and benefits increased from $4,525,003 in the first three months of 2003 to $5,164,482 for the same period in 2004 due to the increase in employees from the continued expansion of the SBA department, the addition of the loan production office in Encinitas, and to support the general growth of the company. Other expenses went from $1,562,149 in the first three months of 2003 to $1,740,043 in 2004 due to higher loan volume, processing expenses and the opening of loan production offices offset by operating efficiencies.

Income Taxes

Income tax expense totaled $1,041,716 for the first three months of 2003 and $1,785,096 for the first three months of 2004. For the full year of 2002 the effective rate was 40.7%, for the full year of 2003 the effective rate was 40.9% and for the first three months of 2004 it was 41.0%. Deferred tax assets totaled $1,728,000 at March 31, 2003, $2,393,000 at December 31, 2003 and $2,428,615 at
March 31, 2004. Over half of the deferred tax asset is due to the tax deductibility timing difference of the provision for loan loss.

LIQUIDITY

Funds management is essential to the ongoing profitability of a bank. A bank must attract funds at a reasonable rate and deploy the funds at an appropriate rate of return, while taking into account risk factors, interest rates, short and long term liquidity positions and profitability needs.

The Bank's cash position is determined on a daily basis and on a monthly basis liquidity analysis and asset/liability management analysis are performed. The Bank maintains Federal Funds lines of credit of $13,000,000 at correspondent banks for short-term liquidity. In addition, the Bank was approved on July 31, 2001 for membership to the Federal Home Loan Bank. The Bank has borrowing capacity at the FHLB that will fluctuate with the loan balances that are pledged as collateral. At December 31, 2003, the borrowing capacity was $25,553,805 and $26,091,353 at March 31, 2004. Throughout 2003 and 2004, a positive liquidity position was maintained, but not at a level where profits would have been diminished.

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

As of March 31, 2004 and December 31, 2003, the Company had the following outstanding financial commitments whose contractual amount represents credit risk:


                                           2004              2003

Commitments to Extend Credit             $186,179,000       $171,159,000
Letters of Credit                           1,365,000          1,440,000
                                         $187,544,000       $172,599,000



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


Item 3 -  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the possible chance of loss from unfavorable changes in market prices and rates. These changes may result in a reduction of current and future period net interest income, which is the favorable spread earned from the excess of interest income on interest-earning assets over interest expense on interest-bearing liabilities.

The Company considers interest rate risk to be its most significant market risk, which could potentially have the greatest impact on operating earnings. The structure of the Company's loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income.

   The Company monitors whether material changes in market risk have occurred since December 31, 2003. The Company does not believe that any material adverse changes in market risk exposures have occurred since December 31, 2003.

Item 4 - Controls and Procedures

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. It should be noted that the design of the Company's disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

In addition, there have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation described in the above paragraph that occurred during the Company's last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II - OTHER INFORMATION


Item 1.           Legal Proceedings

     As of March 31, 2004 the Company is not party to any litigation which is considered likely to have a material adverse effect on the Company.

Item 2.           Changes in Securities and Use of Proceeds

         None
Item 3.           Defaults on Senior Securities

         None

Item 4.              Submission of Matters to Security Holders

A Special Meeting of the Company's shareholders was held on December 18, 2003. At this meeting, 2,511,514 shares of the Compan's common stock were represented in person or by proxy. Shareholders voted in favor of the reorganization to allow the Company to reincorporate into California from Delaware and in favor of the forward 2 for 1 stock split as follows: 2,511,514 shares For; 0 shares Against; and 0 shares abstaining. There were no broker non-votes on the matter.

Item 5.           Other Information

         None

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q





                        EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

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

3(ii) Bylaws of Temecula Valley Bancorp Inc., as amended.

4.1 Common Stock Certificate of Temecula Valley Bancorp Inc.

4.2 Warrant Certificate of Temecula Valley Bank, N.A. as adopted by Temecula Valley Bancorp Inc. filed on June 3, 2002 as an Exhibit to Temecula Valley Bancorp's Form 8-A12G.

10.1 Temecula Valley Bank, N.A. Lease Agreement for Main Office filed on March 11, 2003 as an Exhibit to Temecula Valley Bancorp's Form 10KSB.

10.2 Stephen H. Wacknitz Employment Agreement dated October 1, 2003 filed on March 31, 2004 as an Exhibit to Temecula Valley Bancorp's Form 10K.

10.3 Brian D. Carlson Employment Agreement dated December 1, 2003 filed on March 31, 2004 as an Exhibit to Temecula Valley Bancorp's Form 10K.

10.4 Luther J. Mohr Employment Agreement dated October 1, 2003 filed on March 31, 2004 as an Exhibit to Temecula Valley Bancorp's Form 10K.

10.5 Thomas P. Ivory Employment Agreement dated January 25, 2001 filed on March 11, 2003 as an Exhibit to Temecula Valley Bancorp's Form 10KSB.

10.6 401(k) Plan filed on April 16, 2004 as an Exhibit to Temecula Valley Bancorp's Form 10K, Amendment No. 2.

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

10.13 Amended and Restated Salary Continuing Agreement between Temecula Valley Bank and Stephen H. Wacknitz dated January 1, 2004.

10.14 Amended and Restated Salary Continuing Agreement between Temecula Valley Bank and Luther J. Mohr dated January 1, 2004.

10.15 Amended and Restated Salary Continuation Agreement between Temecula Valley Bank and Scott Word dated January 1, 2004.

10.16 Amended and Restated Salary Continuing Agreement between Temecula Valley Bank and Brian D. Carlson dated January 1, 2004.

31.1 Certification of the Chief Executive Officer of Registrant submitted to the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer of Registrant submitted to the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer and Chief Financial Officer of Registrant submitted to the Securities and Exchange Commission pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.





(c) Reports on Form 8-K

The following reports on Form 8-K were filed with the Securities and Exchange Commission by the Company during the last quarter of the period covered by this Report.

(1) A current report on Form 8-K dated March 3, 2004 reported amendments to the Registrant's Code of Ethics.

(2) A current report on Form 8-K dated February 6, 2004 that reported a press release concerning the addition of a loan production office in Cleveland, Ohio and the employment of Bryan P. Stevens as Senior Vice President, SBA East Coast Sales Manager.

(3) A current report on Form 8-K dated February 2, 2004 that reported a press release concerning earnings for the 12 month period ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 TEMECULA VALLEY BANCORP INC.

DATE:  May 17, 2004              BY: /s/ Stephen H. Wacknitz
                                 ----------------------------------------
                                 Stephen H. Wacknitz, President/CEO, Chairman of
                                 the Board


                                 BY: /s/ Donald A. Pitcher
                                 ----------------------------------------
                                 Donald A. Pitcher, Executive Vice President
                                 Chief Financial Officer