Form 10-Q
period 2004-06-30
TEMECULA VALLEY BANCORP INC
filed 2004-08-20
CIK 1172678

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q
(Mark One)

  [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2004


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

                                    Yes [ X ]         No [   ]

Check whether or not the Company is an accelerated filer as defined in Exchange Act Rule 12b-2.

                                    Yes [ X ]         No [   ]

As of August 11, 2004, there were 8,662,467 shares of the Registrant's common stock outstanding.



This Form 10-Q contains 24 pages.
Exhibit Index: Page 21

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                          TEMECULA VALLEY BANCORP INC.

                        STATEMENT OF FINANCIAL CONDITION
                       June 30, 2004 and December 31, 2003
                                   (UNAUDITED)


                                                        2004           2003
                                                  ------------------------------
ASSETS

Cash and Due from Banks                              $15,935,851     $9,348,013
Federal Funds Sold                                    15,600,000     21,400,000
                                                  ------------------------------
   Total Cash and Cash Equivilents                   $31,535,851    $30,748,013

Securities Held to Maturity - U.S. Treasuries                  0              0

Loans Held for Sale:                                  22,133,546     17,005,198

Loans:
   Commercial                                         35,091,728     33,008,385
   Real Estate - Construction                        146,074,887    113,846,726
   Real Estate - Other                               245,354,686    195,991,515
   Consumer and Other                                  2,724,563      3,194,582
                                                  ------------------------------
                             TOTAL LOANS             429,245,864    346,041,208

Net Deferred Loan Fees                                (3,150,391)    (2,297,015)
Allowance for Loan Losses                             (4,043,705)    (3,607,833)
                                                  ------------------------------
                              NET LOANS              422,051,768    340,136,360

Federal Reserve & Home Loan Bank Stock, at Cost        2,050,300      1,145,000

Other Real Estate Owned                                1,410,000        485,036

Premises and Equipment                                 3,006,473      2,185,543
Cash Surrender Value of Life Insurance                 7,661,929      5,740,729
Deferred Tax Assets                                    2,428,615      2,393,000
SBA Servicing Assets                                   6,944,100      6,116,679
SBA Interest-Only Strips Receivable                   21,689,271     20,495,511
Accrued Interest and Other Assets                      6,881,890      4,761,049
                                                  ------------------------------

                                                    $527,793,743   $431,212,118
                                                  ==============================

                          TEMECULA VALLEY BANCORP INC.

                        STATEMENT OF FINANCIAL CONDITION
                       June 30, 2004 and December 31, 2003
                                   (UNAUDITED)





                                                        2004           2003
                                                  ------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-Bearing Demand                       $126,475,079   $112,367,018
   Money Market and NOW                               68,961,521     61,340,428
   Savings                                            41,638,487     35,180,027
   Time Deposits Under $100,000                      110,583,463     88,771,099
   Time Deposits $100,000 and Over                   104,700,257     85,828,794
                                                  ------------------------------
                               TOTAL DEPOSITS        452,358,807    383,487,366

Federal Funds Purchased                                        0              0
Federal Home Loan Bank Advances                       20,000,000              0
Junior Subordinated Debt Securities                   12,372,000     12,372,000

Accrued Interest and Other Liabilities                 6,152,543      5,669,687
                                                  ------------------------------
                            TOTAL LIABILITIES        490,883,350    401,529,053



Shareholders' Equity:
   Common Stock - No Par Value Authorized
    40,000,000 Shares; Issued and Outstanding
    8,608,538 Shares at 06/30/2004 and 8,151,914
    Shares at 12/31/2003                                       0              0
   Surplus                                            16,090,830     14,082,278
   Retained Earnings                                  20,819,563     15,600,787
                                                  ------------------------------
                   TOTAL SHAREHOLDERS' EQUITY         36,910,393     29,683,065
                                                  ------------------------------


                                                    $527,793,743   $431,212,118
                                                  ==============================

                          TEMECULA VALLEY BANCORP INC.

                               STATEMENT OF INCOME
                                   (UNAUDITED)


                                   Three Months Ended      Six Months Ended
                                        June 30,               June 30,
                                    2004       2003        2004        2003
                                  ----------------------------------------------
INTEREST INCOME
  Interest and Fees on Loans      $7,779,689 $5,788,138 $14,577,855 $11,000,411
  Interest on HTM Securities -
   U.S. Treasuries                       425          0         493           0
  Interest on Federal Funds Sold      10,533     36,578      28,926      89,152
                                  ----------------------------------------------
    TOTAL INTEREST INCOME          7,790,647  5,824,716  14,607,274  11,089,563

INTEREST EXPENSE
  Interest on Money Market and NOW   126,323    139,649     228,586     319,338
  Interest on Savings Deposits        44,144     51,843      85,568     103,885
  Interest on Time Deposits        1,026,770    976,911   1,947,978   1,818,493
  Interest on Federal Funds
   Purchased                               0          0           0         878
  Interest on FHLB Advances           27,666          0      49,367      28,259
  Interest on Junior Subordinated
   Debt Securities                   150,738     94,164     306,705     189,463
                                  ----------------------------------------------
    TOTAL INTEREST EXPENSE         1,375,641  1,262,567   2,618,204   2,460,316
                                  ----------------------------------------------

      NET INTEREST INCOME          6,415,006  4,562,149  11,989,070   8,629,247

  Provision for Loan Losses          250,000    350,000     750,000     500,000
                                  ----------------------------------------------

      NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES   6,165,006  4,212,149  11,239,070   8,129,247

NON-INTEREST INCOME
  Service Charges and Fees           156,559    188,870     346,323     411,035
  Gain on Sale of Loans/Assets     4,299,874  3,863,812   8,433,218   6,818,128
  Fees, and Other Income           2,270,466  2,285,469   4,675,147   4,306,764
                                  ----------------------------------------------
    TOTAL NON-INTEREST INCOME      6,726,899  6,338,151  13,454,688  11,535,927
                                  ----------------------------------------------

NON-INTEREST EXPENSE
  Salaries and Employee Benefits   5,933,326  5,436,208  11,097,808   9,961,211
  Occupancy Expenses                 367,529    285,784     675,428     563,503
  Furniture and Equipment            283,851    203,135     516,035     416,143
  Other Expenses                   1,823,005  1,503,237   3,563,048   3,065,386
                                  ----------------------------------------------
    TOTAL NON-INTEREST EXPENSE     8,407,711  7,428,364  15,852,319  14,006,243
                                  ----------------------------------------------

INCOME BEFORE INCOME TAXES         4,484,194  3,121,936   8,841,439   5,658,931

  Income Taxes                     1,837,568  1,273,256   3,622,664   2,314,972
                                  ----------------------------------------------

      NET INCOME                  $2,646,626 $1,848,680  $5,218,775  $3,343,959
                                  ==============================================

Per Share Data:
Net Income - Basic                     $0.32      $0.24       $0.63       $0.44
                                  ==============================================
Net Income - Diluted                   $0.28      $0.21       $0.56       $0.39
                                  ==============================================
Average Number of Shares
 Outstanding                       8,393,061  7,658,310   8,315,418   7,588,390
                                  ==============================================
Average Number of Shares and
 Equivilents                       9,309,436  8,773,854   9,272,054   8,672,872
                                  ==============================================

                          TEMECULA VALLEY BANCORP INC.

                             STATEMENT OF CASH FLOWS

                                   (UNAUDITED)


                                                     Six Months Ended June 30,
                                                        2004           2003
                                                  ------------------------------
OPERATING ACTIVITIES
  Net Income                                          $5,218,775     $3,343,959
  Adjustments to Reconcile Net Loss to Net
    Cash used by Operating Activities:
      Depreciation and Amortization                    3,166,196      2,059,040
      Provision for Loan Losses                          750,000        500,000
      Decrease (Increase) of Deferred Tax Asset          (35,615)             0
      Gain on Loan Sales                              (8,505,217)    (6,814,578)
      Loans Originated for Sale                     (118,273,988)  (115,796,194)
      Proceeds from Loan Sales                       126,479,048    123,481,589
      Increase in Cash Surrender Value of Life
       Insurance                                        (121,200)       (93,300)
      Net Change in Other Assets and Liabilities      (6,515,019)    (6,277,249)
                                                  ------------------------------
  NET CASH USED BY OPERATING ACTIVITIES                2,162,980        403,267
                                                  ------------------------------

INVESTING ACTIVITIES
  Purchases of Investments                              (449,207)             0
  Repayment (Purchases) of FRB/FHLB Stock               (905,300)       504,050
  Maturity of Investments                                450,000              0
  Net Increases in Loans                             (88,418,564)   (53,456,172)
  Purchase of Life Insurance                          (1,800,000)      (600,000)
  Purchases of Premises and Equipment                 (1,169,064)      (188,292)
  Proceeds from Sale of Premises and Equipment            37,000         16,450
                                                  ------------------------------
  NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES   (92,255,135)   (53,723,964)
                                                  ------------------------------

FINANCING ACTIVITIES
  Net Increases in Demand, NOW,Money Market and
   Savings Accounts                                   28,187,614     11,574,939
  Net Increases in Time Deposits                      40,683,827     71,461,292
  Net Increases/(Decreases) in Borrowings             20,000,000    (10,000,000)
  Proceeds from the Exercise of Stock Warrants                 0        811,495
  Proceeds from the Exercise of Stock Options          2,008,552        519,975
                                                  ------------------------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES           90,879,993     74,367,701
                                                  ------------------------------

NET INCREASE IN CASH AND CASH EQUIVILENTS                787,838     21,047,004

  Cash and Cash Equivilents at Beginning of Period    30,748,013     12,180,415

                                                  ------------------------------
CASH AND CASH EQUIVILENTS AT END OF PERIOD           $31,535,851    $33,227,419
                                                  ==============================

Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                      $ 2,625,796    $ 2,430,969
  Income Taxes Paid                                  $ 3,719,371    $ 3,318,224
  Loans Transferred to Other Real Estate Owned       $ 1,410,000    $ 1,336,036
  Loans Transferred out of Other Real Estate Owned   $   485,036    $         -

                                  TEMECULA VALLEY BANCORP INC.

                         STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                 For the Period beginning December 31, 2002 and ending June 30, 2004
                                          (UNAUDITED)


                                                     Common                         Retained
                                      Shares          Stock         Surplus         Earnings         Total
                                      ------         ------         -------         --------         -----

Balance at December 31, 2002       3,723,323         $3,723     $11,866,032       $7,746,448   $19,616,203

Exercise of Options                   58,536             59         426,615                        426,674
  Including the Realization
   of Tax Benefits of $101,721

Exercise of Warrants                  19,252             19          96,241                         96,260

Net Income                                                                         1,495,279     1,495,279
                                ---------------------------------------------------------------------------

Balance at March 31, 2003          3,801,111         $3,801     $12,388,888       $9,241,727   $21,634,416

Exercise of Options                   19,157             19          93,282                         93,301

Exercise of Warrants                 143,047            143         715,092                        715,235

Net Income                                                                         1,848,680     1,848,680
                                ---------------------------------------------------------------------------

Balance at June 30, 2003           3,963,315         $3,963     $13,197,262      $11,090,407   $24,291,632

Exercise of Options                   80,492             81         555,497                        555,578
  Including the Realization
   of Tax Benefits of $173,871

Net Income                                                                         2,379,493     2,379,493
                                ---------------------------------------------------------------------------

Balance at September 30, 2003      4,043,807         $4,044     $13,752,759      $13,469,900   $27,226,703

Exercise of Options                   32,150             34         325,441                        325,475
  Including the Realization
   of Tax Benefits of $149,318

Adjustment for Reorganization                        (4,078)          4,078                              0

2 for 1 Stock Split                4,075,957

Net Income                                                                         2,130,887     2,130,887
                                ---------------------------------------------------------------------------

Balance at December 31, 2003       8,151,914              0      14,082,278       15,600,787    29,683,065

Exercise of Options                  156,982              0         930,408                        930,408
  Including the Realization
   of Tax Benefits of $588,840

Net Income                                                                         2,572,150     2,572,150
                                ---------------------------------------------------------------------------

Balance at March 31, 2004          8,308,896              0      15,012,686       18,172,937    33,185,623

Exercise of Options                  299,642              0       1,078,144                      1,078,144
  Including the Realization
   of Tax Benefits of $221,141

Net Income                                                                         2,646,626     2,646,626
                                ---------------------------------------------------------------------------

Balance at June 30, 2004           8,608,538              0      16,090,830       20,819,563    36,910,393
                                ===========================================================================

                          TEMECULA VALLEY BANCORP INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2004

1) Basis of Presentation: Temecula Valley Bancorp Inc. (the "Company") is the parent company of Temecula Valley Bank, N.A. (the "Bank"). The term "Company" includes the Bank throughout this Report, unless the context otherwise requires. The Company prepares its consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements are unaudited except the balance sheet at December 31, 2003, which was derived from the audited consolidated financial statements as of that date. The unaudited information furnished herein reflects all adjustments (consisting only of normal, recurring accruals) which are, in the opinion of manage- ment, necessary to fairly present the financial position of the Company with respect to the interim finan- cial statements and the results of operations for the interim period ended June 30, 2004. The interim financial statements include the accounts of Temecula Valley Bancorp Inc. and the Bank. These financial statements do not include all disclosures associated with the Company's annual financial statements and, accordingly, should be read in conjunction with such statements. We also have two unconsolidated subsi- diaries, Temecula Valley Statutory Trust I and Temecula Valley Statutory Trust II.

     The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the end of the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the valuation of loan servicing rights, interest only strips and the allowance for estimated loan losses.

     The results of operations for the six month period ending June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

2) Accounting Policies: There were no significant accounting policy changes since the last report.

3) Stock Based Compensation Plans: At June 30, 2004, the Company has three stock based compensation plans. Two of these plans are described in Note J in the Company's 2003 Annual Report on Form 10-K. A new plan entitled the Temecula Valley Bancorp Inc. 2004 Incentive Compensation Plan was approved by the Company's shareholders at the annual meeting on May 25, 2004. That plan, as amended, is an exhibit to this Report. The Company continues to account for grants under its stock option plans using the intrinsic value method prescribed in Accounting Principals Board Opinion 25. Accordingly, compensa- tion cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an individual must pay to acquire the stock.

4) Other Matters: Temecula Valley Bancorp Inc., a one bank holding company for Temecula Valley Bank, N.A., was formed on June 3, 2002. The stock symbol for the common shares changed from TMUL.OB to TMCV.OB and the par value changed from $1.25 to $.001. The stock exchange was one share for one share. In December 2003, the Bancorp reincorporated from Delaware to California and the par value changed from $.001 to zero. All financial statements were adjusted to reflect the par value change.

     Stock Split: On October 24, 2003, Temecula Valley Bancorp Inc. announced a two for one stock split which was voted and approved by shareholders at a special shareholders' meeting held December 18, 2003 in Temecula, California. The split was effective December 19, 2003 and payable December 24, 2003. All share and per share data have been adjusted to reflect the common stock two for one split.

Item 2 - Management's Discussion and Analyses of Financial Condition and Results of Operations

Statements made in this Report that state the intentions, beliefs, expectations or predictions by Temecula Valley Bancorp Inc. (the "Company") or its management of the future are forward-looking statements. The Company's actual results could differ materially from those projected in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in the Company's Form 10K and other filings made by the Company with the Securities and Exchange Commission ("SEC"). Copies of such filings may be obtained by contacting the Company or accessing the Company's filings at www.sec.gov.

OVERVIEW

This management discussion is intended to provide additional information regarding the significant changes and trends in the Company's Financial Condition, Statement of Operations, Funds Management and Capital Planning. Commencement of operations of Temecula Valley Bank, N.A. ("Bank") was December 16, 1996. The Company, which became a one-bank holding company for the Bank, was formed on March 4, 2002, and the share exchange was on June 3, 2002. On that date one share of common stock of the Bank (par value $1.25) was exchanged for one common share of the Company (par value $.001). In December 2003, the Company reincorporated from Delaware to California and the par value of the stock changed from $.001 to zero. On June 26, 2002, the Company participated in a Trust Preferred Securities pool in the amount of $7,000,000. The borrowing net proceeds in the amount of $6,789,000 were transferred to the Bank as capital. On September 17, 2003, the Company participated in a Trust Preferred Securities pool in the amount of $5,000,000. The borrowing proceeds in the amount of $5,000,000 were transferred to the Bank as capital. Since the Bank opened, it has consistently, from year to year, had substantial growth. All per share data has been adjusted for a two for one common stock split effective December 23, 2003. Since the date of opening, the Bank, and now collectively with the Company, has grown to 235 employees (231 full time equivalent), of which 222 are full time. One third of the employees are directly involved in the origination, underwriting and processing of SBA loans. Additional support staff is required to service the SBA loans after they are funded. All employees are employed at the Bank. It is anticipated that growth will remain strong for 2004 with the opening of the full service branch on June 1,2004 in Rancho Bernardo (San Diego County) and the anticipated opening of the Corona branch (Riverside County) in August 2004. The full service office in Murrieta was opened on January 11, 2001 and the loan production office in El Cajon converted to a full service branch on June 18, 2001. The SBA department has expanded considerably since 2001, with loan production offices now located in Chico, CA; Fresno, CA; Sherman Oaks, CA; Anaheim Hills, CA; Irvine, CA; Sacramento, CA; St. Petersburg, FL; Coral Springs, FL; Jacksonville, FL; Atlanta, GA; Westlake, OH; Gurnee, IL; Ocean City, NJ and Bellevue, WA. In the third quarter of 2002, a real estate department that concentrates on single family residence tract lending began operating. The department is located in Corona, California. At the end of 2003, a loan production office was opened in Encinitas, California. In late 1998, staffing increased due to the addition of a full service office in Fallbrook, California, and in the third quarter of 1999 staffing increased due to the addition of a full service office in Escondido, California. In 2000, staffing increased due to the addition of the mortgage department in Temecula and anticipatory staffing of the Murrieta office. The mortgage department originates FHA, VA, and conventional mortgages and sells them in the secondary market.

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

FINANCIAL CONDITION

Assets
------

Total assets increased from $387,839,345 at June 30, 2003 to $431,212,118 at December 31, 2003 and to $527,793,743 at June 30, 2004. Most of the increase in the first six months of 2004 was in loans outstanding. Total loans, excluding loans held for sale, increased from $346,041,208 at year-end 2003 to $429,245,864 at June 30, 2004, a $83,204,656 or 24.0% increase due to increased
SBA, construction, and tract lending. The loan portfolio composition is primarily construction, commercial and real estate secured loans. The rate of loan growth should continue to be strong for 2004, due to the SBA loan production offices that have not yet reached their expected production levels, the addition of the real estate tract-lending department, the addition of the loan production office in Encinitas, California and the opening of the loan production office in San Rafael, California in July 2004.

Investments
-----------

Investments, which are comprised only of Federal Funds Sold, decreased from $21,400,000 at December 31, 2003 to $15,600,000 at June 30, 2004. The timing of loan sales during the month, as well as deposit generation and loan growth, are the factors that most affect the Federal Funds Sold balance.

Allowance for Loan Losses
-------------------------

The allowance for loan losses increased from $3,607,833 at December 31, 2003 to $4,043,705 at June 30, 2004. The allowance was 1.00% at December 31, 2003 and 0.90% at June 30, 2004. The large increase in the provision in 2002 was due to the increase in SBA lending and the general overall growth of the loan portfolio. The provision was $750,000 in the first three months of 2004, with net chargeoffs of $314,128. Management considers, through quarterly analysis, the allowance to be adequate and expects it will continue to add to this reserve for the remainder of the year as the loan portfolio balance increases. The analysis considers general factors such as changes in lending policies and procedures, economic trends, loan volume trends, changes in lending management and staff, trends in delinquencies, nonaccruals and charge-offs, changes in loan review and Board oversight, the effects of competition, legal and regulatory requirements and factors inherent to each loan pool.


                       Summary of Allowance for Loan Loss


                                                                     6 Months
                                       2002             2003             2004
                                       ----             ----             ----

       Beginning Balance         $1,239,308       $3,017,395       $3,607,833

              Chargeoffs            707,455          505,586          321,081

              Recoveries             25,542           74,024            6,953

               Provision          2,460,000        1,022,000          750,000
                                 ----------       ----------       ----------

          Ending Balance         $3,017,395       $3,607,833       $4,043,705
                                 ==========       ==========       ==========

At June 30, 2003, there was $3,993,786 of non-accrual loans, of which $3,276,875 is guaranteed by the SBA. The Bank had $6,290,495 of non-accrual loans as of June 30, 2004, of which $5,006,792 was guaranteed by the SBA. The Bank also had other real estate owned (REO) at June 30, 2004 of $1,410,000, two parcels of land and a commercial property.

                                        NON-CURRENT LOANS & OTHER REAL ESTATE OWNED

                                                              Government Guaranteed
      June 30, 2004                        Gross Balance      ---------------------         Net Balance
      -------------                        -------------                                    -----------

                 30 - 89 Days Past Due            $247,122           ( $ 123,052)              $124,070
          90+ Days Past Due & Accruing                   0           (         0)                     0
                           Non-Accrual           6,290,495           ( 5,006,792)             1,283,703
                                               ------------          ------------           ------------

                             Sub-Total           6,537,617           ( 5,129,844)             1,407,773

          Other Real Estate Owned (REO)          1,410,000           ( 1,057,500)               352,500
                                               ------------          ------------           ------------

                                 Total          $7,947,617           ($6,187,344)            $1,760,273
                                               ============          ============           ============


      December 31, 2003
      -----------------

                 30 - 89 Days Past Due          $3,243,706           ($  582,205)            $2,661,501
          90+ Days Past Due & Accruing                   0           (         0)                     0
                           Non-Accrual           6,764,713           ( 5,269,317)             1,495,396
                                               ------------          ------------           ------------

                             Sub-Total          10,008,419           ( 5,851,522)             4,156,897

          Other Real Estate Owned (REO)            485,036           (         0)               485,036
                                               ------------          ------------           ------------

                                 Total         $10,493,455           ($5,851,522)            $4,641,933
                                               ============          ============           ============


      June 30, 2003
      -------------

                 30 - 89 Days Past Due            $110,314           ($        0)              $110,314
          90+ Days Past Due & Accruing                   0           (         0)                     0
                           Non-Accrual           3,993,786           ( 3,276,875)               716,911
                                               ------------          ------------           ------------

                             Sub-Total           4,104,100           ( 3,276,875)               827,225

          Other Real Estate Owned (REO)          1,336,086           (   638,250)               697,836
                                               ------------          ------------           ------------

                                 Total          $5,440,186           ($3,915,125)            $1,525,061
                                               ============          ============           ============

Other Assets
------------

The ratio of interest earning assets to total assets was 87.33% for the first half of 2003 compared to 85.26% for the first half of 2004. The target is to keep this ratio above 90%, but has remained below that level due to SBA sales that increased the SBA servicing asset, the related SBA interest only strip receivable, and the cash surrender value of life insurance. The SBA servicing asset was $4,874,235, the SBA I/O strip receivable was $16,923,447 and the cash surrender value of life insurance was $4,676,483 at June 30, 2003. At June 30, 2004, the SBA servicing asset was $6,944,100, the SBA I/O strip receivable was $21,689,271 and the cash surrender value of life insurance was $7,661,929. At December 31, 2003, the SBA servicing asset was $6,116,679, the SBA I/O strip receivable was $20,495,511 and the cash surrender value of life insurance was $5,740,729. Even though these assets are not considered interest bearing for net interest margin purposes, they do produce, or are related to, income that is part of non-interest income.

Liabilities
-----------

Deposits increased from $383,487,366 at December 31, 2003 to $452,358,807 at June 30, 2004. Money market and NOW accounts increased $7,621,093 savings increased $6,458,460, demand deposits increased $14,108,061, and certificate of deposits (CD's) increased $40,683,827. Demand deposits comprised 28% of deposits at June 30, 2004, compared to 29% at December 31, 2003 and 28% at June 30, 2003. The increase in the ratio of certificates of deposits to total deposits is due to CD promotions in 2003 and 2004 to fund the rapid loan growth. At June 30, 2004, more than 55% of deposits have balances of $100,000 or more. No one customer has balances that exceed 10% of the deposits of the Bank. The Bank depends on core deposits as a source of funds for the loan portfolio. Consequently, the Bank tries to attract solid core accounts yet maintain a reasonable funding cost. The core deposit base was helped by the addition of the Murrieta and El Cajon branches in 2001, the continued deposit increases at all five branches, and will be helped in the second half of 2004 by the opening of the full service branches in Rancho Bernardo and Corona in the third quarter. The Bank will continue to solicit core deposits to diminish reliance on volatile funds.

At December 31, 2003 there were no short-term advances from the Federal Home Loan Bank and at June 30, 2004 there was $20,000,000 advanced at a rate of 1.42% and a maturity of July 1, 2004. The borrowing capacity at the Federal Home Loan Bank as of December 31, 2003 was $25,553,805 and is $39,481,095 at the beginning of the third quarter 2004.

On June 26, 2002, the Company issued $7,217,000 of junior subordinated debt securities (the "debt securities") to Temecula Valley Statutory Trust I, a statutory trust created under the laws of the State of Connecticut. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on June 26, 2032. Interest is payable quarterly on these debt securities at 3-Month LIBOR plus 3.45% for an effective rate of 5.11% as of June 30, 2004. The debt securities can be redeemed for 107.5% of the principal balance through June 26, 2007 and at par thereafter. The debt securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

On September 17, 2003, the Company issued $5,155,000 of junior subordinated debt securities (the "debt securities") to Temecula Valley Statutory Trust II, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on September 17, 2033. Interest is payable quarterly on these debt securities at 3-Month LIBOR plus 2.95% for an effective rate of 4.57% as of June 30, 2004. The debt securities can be redeemed for 107.5% of the principal balance through September 17, 2008 and at par thereafter. The debt securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

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


Capital
-------

Total capital was $36,910,393 at June 30, 2004, $29,683,065 at December 31,
2003, and $24,291,632 at June 30, 2003. For the first six months of 2003, the $4,675,429 increase consisted of $3,343,959 of net income, $519,975 on the exercise of stock options and $811,495 on the exercise of warrants. For the first six months of 2004, the $7,227,328 increase was due to $5,218,776 in net income and $2,008,552 on the exercise of stock options.

Total risk based capital was 10.74%, the tier one risk based ratio was 9.91%, and the tier one leverage ratio was 9.78% at June 30, 2004, compared to a total risk based capital of 10.34%, tier one risk based capital of 9.37%, and tier one leverage ratio of 8.33% at June 30, 2003. At June 30, 2003, December 31, 2003, and June 30, 2004 the Bank and the Company were in the regulatory "well capitalized" category.

RESULTS OF OPERATIONS

Net Income
----------

For the second quarter of 2003, the Company earned $1,848,680 compared to $2,646,626 in 2004. Net income per basic share for the second quarter was $.24 in 2003 compared to $.28 in 2004. Net income per diluted share was $.21 per share in the second quarter of 2003 compared to $.32 in 2004. The return on average assets was 2.00% for the second quarter of 2003, compared to 2.16% for the second quarter of 2004. The return on average equity was 32.67% for the second quarter of 2003, compared to 30.60% for the second quarter of 2004. For the first half of 2003, the Company earned $3,343,959, compared to $5,218,775 in 2004. Net income per basic share for the first half was $.44 in 2003 compared to $.63 in 2004. Net income per diluted share was $.39 per share in the first half of 2003 compared to $.56 in 2004. The return on average assets was 1.90% for the first half of 2003, compared to 2.23% for the first half of 2004. The return on average equity was 31.06% for the first half of 2003, compared to 31.79% for the first half of 2004. The 2003 and 2004 earnings were significantly affected by the sale of loans in the secondary market, most of which are SBA and mortgage loans. The sales of the SBA loans are expected to continue at this level or higher for the remainder of the year. Mortgage loans sales have slowed down from the 2003 pace. The net interest margin has stabilized after the 4.75% Federal Reserve Bank rate reductions in 2001 the .50% reduction in November 2002 and the ..25% reduction in June 2003 and the expected gradual increases in rates in the second half of 2004 should have no significant effect on the net interest margin. Net income in the first six months of 2003 and 2004 was increased by the sale of the unguaranteed portion of SBA loans. These sales increased net income before taxes by $1,108,013 in the first half of 2003 compared to $3,165,379 in the first half of 2004. These sales are expected to continue for the remainder of the year. The opening of the full service offices in Rancho Bernardo in June 2004 and the Corona full service office in August 2004 had a negative effect on earnings second quarter and will continue to have a negative effect in the second half of 2004.


Stock-Based Compensation
------------------------

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options will be measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share for the first half and the second quarters of the years specified would have reduced the pro forma amounts indicated on the following schedule.


                                                                               Six Months Ending June 30

                                                                     2004                 2003                   2002
                                                                     ----                 ----                   ----
Net Income as reported                                            $ 5,218,775          $ 3,343,959            $ 1,663,028


Stock-based compensation using the Intrinsic Value Method
                                                                        5,338                5,338                  5,338
Stock-based compensation that would have been reported           (     84,060)         (   112,796)          (    157,358)
                                                                 -------------         -------------         -------------
Pro Forma Net Income                                              $ 5,140,053           $ 3,236,501           $ 1,511,008
                                                                 =============         =============         =============

Basic per share as reported                                       $       .63           $       .44           $       .23
Basic per share pro forma                                         $       .62           $       .43           $       .21

Diluted per share as reported                                     $       .56           $       .39           $       .20
Diluted per share pro forma                                       $       .55           $       .37           $       .18



                                                                             Three Months Ending June 30

                                                                     2004                 2003                   2002
                                                                     ----                 ----                   ----
Net Income as reported                                            $ 2,646,626          $ 1,848,680            $ 1,033,479


Stock-based compensation using the Intrinsic Value Method
                                                                        2,669                2,669                  2,669
Stock-based compensation that would have been reported           (     42,030)         (    56,398)          (     78,679)
                                                                 -------------         -------------         -------------
Pro Forma Net Income                                              $ 2,607,265           $ 1,794,951           $   957,469
                                                                 =============         =============         =============

Basic per share as reported                                       $       .32           $       .24           $       .14
Basic per share pro forma                                         $       .31           $       .23           $       .13

Diluted per share as reported                                     $       .28           $       .21           $       .12
Diluted per share pro forma                                       $       .28           $       .20           $       .11



Net Interest Earnings
---------------------

Net interest income was $4,562,149 in the second quarter of 2003, compared to $6,415,006 in 2004. For the second quarter of 2003 the net interest margin was 5.68%, compared to 5.84% in 2004. The net interest margin decreased from 2001 to 2003 due to the Federal Reserve Bank rate reductions of 4.75% in 2001, 0.50% in late 2002 and .25% in late June 2003. The loan to deposit ratio increased from 91.48% at June 30, 2003 to 99.09% at June 30, 2004. The net interest margin was also helped by a healthy average of 27.67% DDA to total deposits ratio for the first six months of 2003 and 29.07% for the first half of 2004. The yield on loans decreased from 7.50% for the second quarter of 2003 to 7.49% for the second quarter of 2004. Rate floors on nearly $229 million of variable rate loans at June 30, 2004 helped to mitigate the effects of Federal Reserve rate reductions. The yield on investments, which are all in federal funds sold and US Treasuries, for the second quarter of 2003 was 1.66%, compared to 0.94% in 2004. The cost of interest bearing deposits was 1.93% in the second quarter of 2003 and 1.55% in the second quarter of 2004. The decrease in 2004 is due to higher CD balances offset by a lower rate environment. The cost of other borrowings, which consisted of Federal Funds purchased, Federal Home Loan Bank advances and junior subordinated debt securities borrowing was 5.40% for the second quarter of 2003 and 3.19% in 2004. The decrease in the cost of other borrowings in 2004 is due to a higher percentage of the borrowings in 2004 attributable to Federal Home Loan Bank advances.

The Bank tries to maximize the percentage of assets it maintains as interest earning assets, with the goal of maintaining at least 90% in that category. Effectively, all of the increase in non-interest earning assets in 2003 and 2004 was in the cash surrender value of life insurance (BOLI), the SBA servicing and SBA I/O strip receivable assets. The servicing assets are tested for impairment by computing the net present value of the amount of servicing income over the expected average life of the loan. Normal servicing (adequate compensation), in accordance with industry standards, is 40 basis points of the principal balance sold. The expected life assumes either 25 or 30 percent of the note life, depending on the term of the note. The Company's average life of loans sold has been higher than the 30% assumption, giving the calculation a conservative bias. For the first six months of 2004, $4,120,064 was collected for servicing, the asset amortization was $2,809,534 and the SBA related servicing assets increased $2,021,180. The increase in the SBA loan servicing assets was due to the sale of $70,843,859 in 7A loans during 2004. For the same period in 2003, $2,572,235 was collected for servicing, the asset amortization was $1,730,998 and the SBA related servicing assets increased $4,913,810.

There was $59,341,679 in 7A loan sales during the first six months of 2003. The servicing assets increased less in the first six months in 2004 than 2003 due to more loans sold with a premium bid than with a par bid. The servicing calculations contain certain assumptions such as the expected life of the loan and the discount rate used to compute the present value of future cash flows. The exposure of the loan life assumption is if loans prepay faster than expected. The exposure to the discount rate assumption is if prime rate adjusts severely and permanently. Such exposure can cause adjustments to the income statement. The Bank, on a quarterly basis, has outside analysis of the servicing assets and I/O strip receivable performed to insure the fair value approximates the book value. Asset quality is a continual primary focus of the Bank, and even though risk is an integral part of the banking industry, it is the policy of the Bank's management to actively manage the risk, without sacrificing long-term stability with short-term profits.

 The table below summarizes the repayment rates for national SBA pools based on their maturities:


                      SBA Pools - Constant Prepayment Rates
                               Variable Rate Pools

               Less Than                                            Greater Than
                 8 Yr       8 - 11 Yr    11 - 16 Yr   16 - 21 Yr       21 Yr
 Issue Date    Life CPR      Life CPR     Life CPR      Life CPR      Life CPR
 ----------    ---------    ---------    ---------    ----------    ------------
     2001         15.2         13.0         10.4          11.3           10.8
     2000         16.2         13.7         13.5          16.1           14.0
     1999         16.5         14.7         13.9          13.9           15.0
     1998         15.8         14.9         16.7          13.7           16.4
     1997         15.6         14.4         15.9          16.8           17.7



 The following schedule displays the WAL for each SBA pool after applying the CPRs identified above:


                      Original Maturity          WAL (Yrs.)
                      -----------------          ---------
                      Less Than 8 Years             1.7
                           8 - 11 Years             2.3
                          11 - 16 Years             3.7
                          16 - 21 Years             4.4
                  Greater Than 21 Years             5.5



 Based on assessing each component, our estimated discount rates for each Bank SBA pool is as follows:


              Original Maturity      Disc Rt Excess      Disc Rt I/O
              -----------------      --------------      -----------
              Less Than 8 Years           9.53%              9.53%
                   8 - 11 Years           9.85%              9.85%
                  11 - 16 Years          10.37%             10.37%
                  16 - 21 Years          10.63%             10.63%
          Greater Than 21 Years          10.91%             10.91%

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

The provision was $2,460,000 in 2002, $1,022,000 in 2003, and $750,000 for the
six months of 2004. The large increase in the provision in 2002 was due to the large increase in loans outstanding as well as the substantial increase in SBA loans. For 2003 and 2004 the provisions were to keep the allowance for loan loss at a well reserved level. The Bank plans to continue to sell the unguaranteed portion of SBA 7A loans to mitigate the risk associated with these loans.


Non-Interest Income
-------------------

Non-interest income contributed significantly to the earnings of the Bank in the second quarter of 2004, as it did in 2003 and 2002. Service charges decreased from $188,870 in the second quarter of 2003 to $156,559 in 2004 due to an increased number of accounts offset by a decrease in non-sufficient funds service charges. Other income decreased from $2,285,469 for the second quarter of 2003 to $2,270,466 in 2004, due mainly to higher SBA loan servicing income offset by lower SBA broker income. SBA net loan servicing income increased from $368,491 in the second quarter of 2003 to $643,654 in 2004 due to the increase in the servicing portfolio. The gain on sale of loans was $4,299,874 in the second quarter of 2004 compared to $3,863,812 in 2003. The 2004 increase was due to higher SBA guaranteed and unguaranteed loan sales offset by lower mortgage loan sales. The SBA loan sales are expected to continue at this pace or higher for the remainder of the year and the mortgage loan sales are expected to be lower than last year's volume due to the increase in mortgage rates.

                                                                    Gain on Sale of Loans/Assets

                                                    Three Months Ended                       Six Months Ended
                                                         June 30,                                June 30,
                                                 2004                2003                2004                2003
                                          -----------------------------------------------------------------------------
           SBA 7A Unguaranteed Sales                870,093             595,818           3,165,379           1,108,013
           SBA 7A Guaranteed Sales                2,380,663           2,094,965           3,769,212           3,813,070
           SBA 504 Sales                            309,464                   0             309,464                   0
           Mortgage Sales                           429,819             997,860             822,567           1,692,274
           Other Loan Related                       302,797             175,169             438,594             201,221
           REO Gain (Loss)                            7,038                   0             (72,998)                  0
           Fixed Assets                                   0                   0               1,000               3,550
                                          -----------------------------------------------------------------------------
                Total                             4,299,874           3,863,812           8,433,218           6,818,128
                                          =============================================================================



                                                                           Other Income

                                                    Three Months Ended                       Six Months Ended
                                                         June 30,                                June 30,
                                                 2004                2003                2004                2003
                                          -----------------------------------------------------------------------------
           Customer Fees                             61,957              46,094             115,013              90,037
           Loan Funding                             654,192             641,507           1,226,724           1,028,185
           SBA Broker Income                        560,625             856,610           1,303,992           1,671,461
           Mortgage Broker Income                   251,575             257,579             502,078             496,448
           Loan Late Charges                          3,945              36,826              88,451              80,352
           Other Loan Charges                         1,836               2,000               3,409               3,900
           SBA Servicing, Net                       643,654             368,491           1,254,249             788,611
           CSV Life Insurance                        73,500              56,550             147,000             113,100
           FRB/FHLB Dividend                         19,182              19,597              34,133              34,455
           Other                                          0                 215                  98                 215
                                          -----------------------------------------------------------------------------
                Total                             2,270,466           2,285,469           4,675,147           4,306,764
                                          =============================================================================


Non-Interest Expense
--------------------

Non-interest expense was $8,407,711 in the second quarter of 2004 compared to $7,428,364 in 2003. Salaries and benefits increased from $5,436,208 in the second quarter of 2003 to $5,933,326 for the same period in 2004 due to the increase in employees from the continued expansion of the SBA department, the addition of the loan production office in Encinitas, hiring for the Rancho Bernardo office, and to support the general growth of the company. Other expenses rose from $1,503,237 in the second quarter of 2003 to $1,823,005 in 2004 due to higher loan volume, processing expenses, the opening of loan production offices, and the start up costs for the Rancho Bernardo and Corona offices, offset by operating efficiencies.

                                                                          Other Expenses

                                                    Three Months Ended                       Six Months Ended
                                                         June 30,                                June 30,
                                                 2004                2003                2004                2003
                                          -----------------------------------------------------------------------------
           Processing                               259,978             247,449             508,986             479,312
           Professional                             141,810             130,021             312,106             190,034
           Travel & Entertainment                   195,780             133,246             308,257             260,126
           Director Related                          36,949              25,049              54,949              97,049
           Shareholder                               46,536              39,876              76,241              51,465
           Loan Funding                             193,278             340,123             622,057             793,447
           Office Related                           578,108             358,903           1,031,207             742,779
           Marketing                                253,180             164,419             427,010             296,843
           OCC/FDIC Assessments                      40,990              28,271              81,933              62,492
           Other                                     76,396              35,880             140,302              91,839
                                          -----------------------------------------------------------------------------
                Total                             1,823,005           1,503,237           3,563,048           3,065,386
                                          =============================================================================


Income Taxes
------------

Income tax expense totaled $1,273,256 for the second quarter of 2003 and $1,837,568 for the second quarter of 2004. For the full year of 2002 the effective rate was 40.7%, for the full year of 2003 the effective rate was 40.9% and for the first six months of 2004 it was 41.0%. Deferred tax assets totaled $1,728,000 at June 30, 2003, $2,393,000 at December 31, 2003 and $2,428,615 at
June 30, 2004. Over half of the deferred tax asset is due to the tax deductibility timing difference of the provision for loan loss.

LIQUIDITY

Funds management is essential to the ongoing profitability of a bank. A bank must attract funds at a reasonable rate and deploy the funds at an appropriate rate of return, while taking into account risk factors, interest rates, short and long term liquidity positions and profitability needs.

The Bank's cash position is determined on a daily basis and on a monthly basis liquidity analysis and asset/liability management analysis are performed. The Bank maintains Federal Funds lines of credit of $13,000,000 at correspondent banks for short-term liquidity. In addition, the Bank was approved on July 31, 2001 for membership to the Federal Home Loan Bank. The Bank has borrowing capacity at the FHLB that will fluctuate with the loan balances that are pledged as collateral. At December 31, 2003, the borrowing capacity was $25,553,805 and $39,481,095 at the beginning of the third quarter of 2004. Throughout 2003 and 2004, a positive liquidity position was maintained, but not at a level where profits would have been diminished.

The Bank presents to the Board of Directors monthly a liquidity analysis. The analysis measures the liquidity gap on a monthly basis and should always be in at least a 2% positive liquidity gap position. Since the Bank opened, the Bank has not gone into a negative liquidity gap position, even with the strong loan growth the Bank has experienced.

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

As of June 30, 2004 and December 31, 2003, the Company had the following outstanding financial commitments whose contractual amount represents credit risk:


                                             2004               2003
                                             ----               ----

         Commitments to Extend Credit      $195,305,000       $171,159,000
         Letters of Credit                    1,254,000          1,440,000
                                           ------------       ------------
                                           $196,559,000       $172,599,000
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

The Company considers interest rate risk to be one of its most significant market risks, which could potentially have a significant impact on operating earnings. The structure of the Company's loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income.

The ongoing monitoring and management of both interest rate risk and liquidity, in the short and long term time horizons, is an important component of the Company's asset/liability management process, which is governed by limits established in the policies reviewed and approved annually by the Board of Directors.

As the Company does not believe it is possible to reliably predict future interest rate movements, it has maintained an appropriate process and set of measurement tools which enable it to identify and quantify sources of interest rate risk in varying rate environments. The primary tool used by the Company in managing interest rate risk is the effect of interest rate shocks on net interest income.

The following reflects the Company's one-year net interest income sensitivity based on:

     o    Asset and liability levels using June 30, 2004 as a starting point.

     o There are assumed to be conservative levels of balance sheet growth - low to mid single-digit growth in loans, investments and deposits, augmented by necessary changes in borrowings and retained earnings, with no growth in other major components of the balance sheet.

     o The prime rate and federal funds rates are assumed to move up 200 basis points and down 100 basis points over a 12-month period.

     o    Cash flows are based on contractual maturity.


                           Net Interest Income Sensitivity

                                                       Calculated annualized
                                                       Increase (decrease) in
                     Change in                         projected net interest
                     Interest Rates                    income at June 30, 2004
                     --------------                    -----------------------

                     + 200 basis points                         8.96%
                     - 100 basis points                         1.33%


In the model, both the rising and falling rate environments reflect an increase in net interest income (NII) from a flat rate environment. The analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon various assumptions. While the assumptions are developed based upon current economic and market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions. Furthermore, the sensitivity analysis does not reflect actions the Board might take in responding to or anticipating changes in interest rates.

Item 4 - Controls and Procedures

As of the end of the period covered by this Report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures with respect to the information generated for use in this Report. The evaluation was based in part upon reports provided by a number of executives. Based on this evaluation, as of the date of such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. It should be noted that the design of the Company's disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company's Chief Executive and Financial Officers have concluded that the Company's disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

In addition, there have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation described in the above paragraph that occurred during the Company's last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION


Item 1.        Legal Proceedings

               As of June 30, 2004 the Company is not party to any litigation that is considered likely to have a material adverse effect on the Company.

Item 2.        Changes in Securities and Use of Proceeds

               None

Item 3.        Defaults Upon Senior Securities

               None

Item 4.        Submission of Matters to Security Holders

               The following items were submitted to the security holders for approval at the annual meeting of shareholders held on May 25, 2004:

          1. Election of the following six persons for a term of one year to the Board of Directors of the Company. The results were as follows:

               NAME                          FOR          AGAINST         WITHHELD        BROKER NON-VOTES
               ----                          ---          -------         --------        ----------------
               Dr. Steven W. Aichle        7,614,842         0              6,570                0
               Dr. Robert P. Beck          7,604,842         0             16,570                0
               Neil M. Cleveland           7,615,842         0              5,570                0
               Luther J. Mohr              7,598,852         0             22,570                0
               Stephen H. Wacknitz         7,598,852         0             22,570                0
               Richard W. Wright           7,603,706         0             17,716                0

          2.   Ratification and Approval of the 2004 Stock Incentive Plan

               There were 4,233,127 votes FOR and 303,571 votes AGAINST, 69,928 votes WITHHELD and 0 BROKER NON-VOTES.

Item 5.        Other Information

               None

Item 6.        Exhibits and Reports on Form  8-K

               (a)   Exhibits

               Exhibit No.             Description of Exhibit
               -----------             ----------------------

               10.17 Temecula Valley Bancorp Inc. 2004 Stock Incentive Plan, as amended

               31.1                    Rule 13a-14(a) Certification

               31.2                    Rule 13a-14(a) Certification

               32                      Section 1350 Certifications

               (b)   Reports on Form 8-K

               The following reports on Form 8-K were filed with the Securities and Exchange Commission by the Company during the last quarter of the period covered by this Report:

               (1) A current report on Form 8-K dated April 14, 2004 reported a press release concerning first quarter 2004 earnings

               (2) A current report on Form 8-K dated April 16, 2004 that reported a press release concerning Temecula Valley Bancorp receiving Carpenter's market cap champion award for 2003

               (3) A current report on Form 8-K dated May 3, 2004 that reported a press release announcing Temecula Valley Bancorp's intention to list on the Nasdaq national market exchange

               (4) A current report on Form 8-K dated June 15, 2004 that reported a press release reporting the opening on June 1, 2004 a full service office in Rancho Bernardo, California

               (5) A current report on Form 8-K dated June 21, 2004 that reported a press release reporting the opening of a SBA loan production office in Ocean City, New Jersey

               (6) A current report on Form 8-K dated June 24, 2004 that reported a press release reporting that Temecula Valley Bank has appointed B.W. Stone as a business development consultant for the East San Diego County area.

               (7) A current report on Form 8-K dated June 28, 2004 that reported a press release concerning Temecula Valley Bank receiving Finley's rating of Super Premier Performer for 2003



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 TEMECULA VALLEY BANCORP INC.

   DATE: August 15, 2004         BY: /s/ Stephen H. Wacknitz
                                     -------------------------------------------
                                       Stephen H. Wacknitz, President/CEO,
                                       Chairman of the Board


   DATE: August 15, 2004         BY: /s/ Donald A. Pitcher
                                     -------------------------------------------
                                     Donald A. Pitcher, Executive Vice President
                                     Chief Financial Officer

                                  EXHIBIT INDEX


10.17    Temecula Valley Bancorp Inc. 2004 Stock Incentive Plan, as amended
31.1     Rule 13a-14(a) Certification
31.2     Rule 13a-14(a) Certification
32       Section 1350 Certifications