Form 10-Q
period 2004-09-30
TEMECULA VALLEY BANCORP INC
filed 2004-11-15
CIK 1172678

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q
(Mark One)

  [ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                   EXCHANGE ACT OF 1934

                    For the quarterly period ended:  September 30, 2004


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

       Registrant's telephone number, including area code: (951) 694-9940


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

                              Yes[ ]         No[X]

As of November 10, 2004, there were 8,708,467 shares of the Registrant's common stock outstanding.



This Form 10-Q contains 25 pages.
Exhibit Index:  Page 21

                               PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                 TEMECULA VALLEY BANCORP INC.

                                   STATEMENT OF FINANCIAL CONDITION
                            September 30, 2004 and December 31, 2003
                                             (UNAUDITED)


                                             2004               2003
                                      -----------------------------------
ASSETS

Cash and Due from Banks                   $10,362,018         $9,348,013
Federal Funds Sold                         26,900,000         21,400,000
                                      -----------------------------------
   Total Cash and Cash Equivilents         37,262,018         30,748,013


Loans Held for Sale                        23,018,728         17,005,198

Loans:
   Commercial                              28,236,554         33,008,385
   Real Estate - Construction             179,394,158        113,846,726
   Real Estate - Other                    275,582,264        195,991,515
   Consumer and Other                       2,579,587          3,194,582
                                      -----------------------------------
          TOTAL LOANS                     485,792,563        346,041,208

Net Deferred Loan Fees                     (3,442,305)        (2,297,015)
Allowance for Loan Losses                  (5,351,737)        (3,607,833)
                                     -------------------------------------
          NET LOANS                       476,998,521        340,136,360

Federal Reserve & Home Loan Bank
 Stock, at Cost                             2,125,500          1,145,000

Other Real Estate Owned                       302,698            485,036

Premises and Equipment                      3,979,370          2,185,543
Cash Surrender Value of Life
 Insurance                                  9,494,528          5,740,729
Deferred Tax Assets                         2,428,615          2,393,000
SBA Servicing Assets                        7,709,287          6,116,679
SBA Interest-Only Strips Receivable        23,644,223         20,495,511
Accrued Interest and Other Assets           8,282,710          4,761,049
                                      --------------------------------------

                                          $595,246,198       $431,212,118
                                       =====================================

                                 TEMECULA VALLEY BANCORP INC.

                                   STATEMENT OF FINANCIAL CONDITION
                            September 30, 2004 and December 31, 2003
                                                (UNAUDITED)





                                                 2004              2003
                                         -------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-Bearing Demand                 $138,303,661      $112,367,018
   Money Market and NOW                         73,760,874        61,340,428
   Savings                                      44,766,390        35,180,027
   Time Deposits Under $100,000                133,095,630        88,771,099
   Time Deposits $100,000 and Over             138,764,865        85,828,794
                                         -------------------------------------
              TOTAL DEPOSITS                   528,691,420       383,487,366


Junior Subordinated Debt Securities             20,620,000        12,372,000


Accrued Interest and Other Liabilities           6,144,102         5,669,687
                                         -------------------------------------
           TOTAL LIABILITIES                   555,455,522       401,529,053



Shareholders' Equity:
   Common Stock - No Par Value Authorized
    40,000,000 Shares;   Issued and
    Outstanding 8,690,503 Shares at
    09/30/2004 and 8,151,914 Shares at
    12/31/2003                                           0                 0
   Surplus                                      16,596,751        14,082,278
   Retained Earnings                            23,193,925        15,600,787
                                         -------------------------------------
           TOTAL SHAREHOLDERS' EQUITY           39,790,676        29,683,065
                                         -------------------------------------


                                               $595,246,198      $431,212,118
                                         =====================================

                                                           TEMECULA VALLEY BANCORP INC.

                                                              STATEMENT OF INCOME
                                                                  (UNAUDITED)

                                                                  Three Months Ended                 Nine Months Ended
                                                                     September 30,                     September 30,
                                                                   2004             2003             2004             2003
                                                           --------------------------------------------------------------------
INTEREST INCOME
   Interest and Fees on Loans                                    $8,746,232       $6,335,067      $23,324,087      $17,335,478
   Interest on HTM Securities - U.S. Treasuries                         539              220            1,032              220
   Interest on Federal Funds Sold                                    36,615           17,182           65,541          106,334
                                                           --------------------------------------------------------------------
    TOTAL INTEREST INCOME                                         8,783,386        6,352,469       23,390,660       17,442,032

INTEREST EXPENSE
   Interest on Money Market and NOW                                 132,537          116,965          361,123          436,303
   Interest on Savings Deposits                                      50,528           45,437          136,096          149,322
   Interest on Time Deposits                                      1,380,918          953,189        3,328,896        2,771,682
   Interest on Federal Funds Purchased                                    0                0                0              878
   Interest on FHLB Advances                                         10,625            4,036           59,992           32,295
   Interest on Junior Subordinated Debt Securities                  176,237           99,492          482,942          288,955
                                                           --------------------------------------------------------------------
  TOTAL INTEREST EXPENSE                                          1,750,845        1,219,119        4,369,049        3,679,435
                                                           --------------------------------------------------------------------

        NET INTEREST INCOME                                       7,032,541        5,133,350       19,021,611       13,762,597

   Provision for Loan Losses                                      1,635,000          150,000        2,385,000          650,000
                                                           --------------------------------------------------------------------

            NET INTEREST INCOME AFTER
             PROVISION FOR LOAN LOSSES                            5,397,541        4,983,350       16,636,611       13,112,597

NON-INTEREST INCOME
   Service Charges and Fees                                         169,902          193,218          516,225          604,253
   Gain on Sale of Loans/Assets                                   4,870,793        4,160,363       13,304,011       10,978,491
   Fees, and Other Income                                         2,247,553        2,085,196        6,922,701        6,391,960
                                                           --------------------------------------------------------------------
          TOTAL NON-INTEREST INCOME                               7,288,248        6,438,777       20,742,937       17,974,704
                                                           --------------------------------------------------------------------

NON-INTEREST EXPENSE
   Salaries and Employee Benefits                                 5,457,390        5,076,043       16,555,198       15,037,254
   Occupancy Expenses                                               502,233          312,429        1,177,661          875,932
   Furniture and Equipment                                          292,755          220,571          808,790          636,714
   Other Expenses                                                 2,413,300        1,790,171        5,976,348        4,855,557
                                                           --------------------------------------------------------------------
          TOTAL NON-INTEREST EXPENSE                              8,665,678        7,399,214       24,517,997       21,405,457
                                                           --------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                        4,020,111        4,022,913       12,861,551        9,681,844

   Income Taxes                                                   1,645,749        1,643,420        5,268,413        3,958,392
                                                           --------------------------------------------------------------------

              NET INCOME                                         $2,374,362       $2,379,493       $7,593,138       $5,723,452
                                                           ====================================================================

Per Share Data:
Net Income - Basic                                                    $0.27            $0.30            $0.90            $0.74
                                                           ====================================================================
Net Income - Diluted                                                  $0.25            $0.27            $0.81            $0.66
                                                           ====================================================================
Average Number of Shares Outstanding                              8,662,855        7,980,546        8,432,075        7,720,546
                                                           ====================================================================
Average Number of Shares and Equivilents                          9,481,185        8,925,436        9,335,237        8,656,638
                                                           ====================================================================


                                              TEMECULA VALLEY BANCORP INC.

                                                 STATEMENT OF CASH FLOWS

                                                       (UNAUDITED)

                                                                                        Nine Months Ended September 30,
                                                                                            2004                 2003
                                                                                 -----------------------------------------
OPERATING ACTIVITIES
   Net Income                                                                             $7,593,138           $5,723,452
   Adjustments to Reconcile Net Income to Net
      Cash (used) provided by Operating Activities:
         Depreciation and Amortization                                                     4,911,691            3,452,630
         Provision for Loan Losses                                                         2,385,000              650,000
         Decrease (Increase) of Deferred Tax Asset                                           (35,615)                   0
         Gain on Loan Sales                                                              (13,372,009)         (10,974,941)
         Loans Originated for Sale                                                      (203,588,878)        (183,487,804)
         Proceeds from Loan Sales                                                        216,006,592          191,174,010
         Increase in Cash Surrender Value of Life Insurance                                 (181,800)            (139,950)
         Net Change in Other Assets  and Liabilities                                     (12,185,462)          (9,348,731)
                                                                                 -----------------------------------------
   NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                                        1,532,657           (2,951,334)
                                                                                 -----------------------------------------

INVESTING ACTIVITIES
   Purchases of Investments                                                                 (698,668)            (150,000)
   Repayment (Purchases) of FRB/FHLB Stock                                                  (980,500)             497,850
   Maturity of Investments                                                                   700,000              150,000
   Net Increases in Loans                                                               (144,124,060)         (83,745,314)
   Purchase of Life Insurance                                                             (3,572,000)            (600,000)
   Purchases of Premises and Equipment                                                    (2,358,951)            (258,633)
   Proceeds from Sale of Premises and Equipment                                               49,000               16,450
                                                                                 -----------------------------------------
   NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                     (150,985,179)         (84,089,647)
                                                                                 -----------------------------------------

FINANCING ACTIVITIES
   Net Increases in Demand, NOW,Money Market and Savings Accounts                         47,943,452           25,597,215
   Net Increases in Time Deposits                                                         97,260,602           70,389,260
   Net Increases/(Decreases) in Borrowings                                                 8,248,000           (5,000,000)
   Proceeds from the Exercise of Stock Warrants                                                    0              811,495
   Proceeds from the Exercise of Stock Options                                             2,514,473            1,075,553
                                                                                 -----------------------------------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                             155,966,527           92,873,523
                                                                                 -----------------------------------------

NET INCREASE IN CASH AND CASH EQUIVILENTS                                                  6,514,005            5,832,542

   Cash and Cash Equivilents at Beginning of Period                                       30,748,013           12,180,415

                                                                                 -----------------------------------------
CASH AND CASH EQUIVILENTS AT END OF PERIOD                                               $37,262,018          $18,012,957
                                                                                 =========================================

Supplemental Disclosures of Cash Flow Information:
   Interest Paid                                                                         $ 4,316,437          $ 3,650,927
   Income Taxes Paid                                                                     $ 5,869,371          $ 4,982,328
   Loans Transferred to Other Real Estate Owned                                          $ 1,410,000          $ 1,336,036
   Loans Transferred out of Other Real Estate Owned                                      $ 1,592,338                  $ -

                                       4


                                    TEMECULA VALLEY BANCORP INC.

                          STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

               For the Period beginning December 31, 2002 and ending September 30, 2004
                                                 (UNAUDITED)


                                                 Common                  Retained
                                     Shares      Stock       Surplus     Earnings      Total

Balance at December 31, 2002        3,723,323       $3,723 $11,866,032   $7,746,448  $19,616,203

Exercise of Options                    58,536           59     426,615                   426,674
   Including the Realization
   of Tax Benefits of $101,721

Exercise of Warrants                   19,252           19      96,241                    96,260

Net Income                                                                1,495,279    1,495,279
                                    -------------------------------------------------------------

Balance at March 31, 2003           3,801,111        3,801  12,388,888    9,241,727   21,634,416

Exercise of Options                    19,157           19      93,282                    93,301

Exercise of Warrants                  143,047          143     715,092                   715,235

Net Income                                                                1,848,680    1,848,680
                                    -------------------------------------------------------------

Balance at June 30, 2003            3,963,315        3,963  13,197,262   11,090,407   24,291,632

Exercise of Options                    80,492           81     555,497                   555,578
   Including the Realization
   of Tax Benefits of $173,871

Net Income                                                                2,379,493    2,379,493
                                    -------------------------------------------------------------

Balance at September 30, 2003       4,043,807        4,044  13,752,759   13,469,900   27,226,703

Exercise of Options                    32,150           34     325,441                   325,475
   Including the Realization
   of Tax Benefits of $149,318

Adjustment for Reorganization                       (4,078)      4,078                         0

2 for 1 Stock Split                 4,075,957

Net Income                                                                2,130,887    2,130,887
                                    -------------------------------------------------------------

Balance at December 31, 2003        8,151,914            0  14,082,278   15,600,787   29,683,065

Exercise of Options                   156,982            0     930,408                   930,408
   Including the Realization
   of Tax Benefits of $588,840

Net Income                                                                2,572,150    2,572,150
                                    -------------------------------------------------------------

Balance at March 31, 2004           8,308,896            0  15,012,686   18,172,937   33,185,623

Exercise of Options                   299,642            0   1,078,144                 1,078,144
   Including the Realization
   of Tax Benefits of $221,141

Net Income                                                                2,646,626    2,646,626
                                    -------------------------------------------------------------

Balance at June 30, 2004            8,608,538            0  16,090,830   20,819,563   36,910,393

Exercise of Options                    81,965            0     505,921                   505,921
   Including the Realization
   of Tax Benefits of $208,871

Net Income                                                                2,374,362    2,374,362
                                    -------------------------------------------------------------

Balance at September 30, 2004       8,690,503           $0 $16,596,751  $23,193,925  $39,790,676
                                    =============================================================

                          TEMECULA VALLEY BANCORP INC.

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2004

1) Basis of Presentation: Temecula Valley Bancorp Inc. (the "Company") is the parent company of Temecula Valley Bank, N.A. (the "Bank"). The term "Company" includes the Bank throughout this Report, unless the context otherwise requires. The Company prepares its consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements are unaudited except the balance sheet at December 31, 2003, which was derived from the audited consolidated financial statements as of that date. The unaudited information furnished herein reflects all adjustments (consisting only of normal, recurring accruals), which are, in the opinion of management, necessary to fairly present the financial position of the Company with respect to the interim financial statements and the results of operations for the interim period ended September 30, 2004. The interim financial statements include the accounts of Temecula Valley Bancorp Inc. and the Bank. These financial statements do not include all disclosures associated with the Company's annual financial statements and, accordingly, should be read in conjunction with such statements. We also have three unconsolidated subsidiaries, Temecula Valley Statutory Trust I, Temecula Valley Statutory Trust II, and Temecula Valley Statutory Trust III.

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

The results of operations for the nine-month period ending September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

2) Accounting Policies: There were no significant accounting policy changes since the last report.

3) Stock Based Compensation Plans: At September 30, 2004, the Company has three stock based compensation plans. Two of these plans are described in Note J in the Company's 2003 Annual Report on Form 10-K. A new plan entitled the Temecula Valley Bancorp Inc. 2004 Incentive Compensation Plan was approved by the Company's shareholders at the annual meeting on May 25, 2004. That plan, as amended, is an exhibit to the second quarter 2004 10-Q. The Company continues to account for grants under its stock option plans using the intrinsic value method prescribed in Accounting Principals Board Opinion 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an individual must pay to acquire the stock.

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

 OVERVIEW

This Management discussion is intended to provide additional information regarding the significant changes and trends in the Company's Financial Condition, Statement of Operations, Funds Management and Capital Planning. Commencement of operations of Temecula Valley Bank, N.A. ("Bank") was December 16, 1996. The Company, which became a one-bank holding company for the Bank, was formed on March 4, 2002, and the share exchange was on June 3, 2002. On that date one share of common stock of the Bank (Par value $1.25) was exchanged for one common share of the Company (par value $.001). In December 2003, the Company reincorporated from Delaware to California and the par value of the stock changed from $.001 to zero. On June 26, 2002, the Company participated in a Trust Preferred Securities pool in the amount of $7,000,000. The borrowing net proceeds in the amount of $6,789,000 were transferred to the Bank as capital. On September 17, 2003, the Company participated in a Trust Preferred Securities pool in the amount of $5,000,000. The borrowing proceeds in the amount of $5,000,000 were transferred to the Bank as capital. On September 20, 2004 the Company participated in a Trust Preferred Securities pool in the amount of $8,000,000. The borrowing net proceeds of $8,000,000 were transferred to the Bank as capital. Since the Bank opened, it has consistently, from year to year, had substantial growth. All per share data has been adjusted for a two for one common stock split effective December 23, 2003. Since the date of opening, the Bank, and now collectively with the Company, has grown to 247 employees (244 full time equivalent), of which 234 are full time. One third of the employees are directly involved in the origination, underwriting and processing of SBA loans. Additional support staff is required to service the SBA loans after they are funded. All employees are employed at the Bank. It is anticipated that growth will remain strong for 2004 with the opening of the full service branch in June 2004 in Rancho Bernardo (San Diego County) and the opening of the Corona branch (Riverside County) in August 2004. The full service office in Murrieta was opened on January 11, 2001 and the loan production office in El Cajon converted to a full service branch on June 18, 2001. The SBA department has expanded considerably since 2001, with loan production offices now located in Chico, CA; Fresno, CA; Sherman Oaks, CA; Anaheim Hills, CA; Irvine, CA; Sacramento, CA; St. Petersburg, FL; Coral Springs, FL; Jacksonville, FL; Atlanta, GA; Westlake, OH; Gurnee, IL; Ocean City, NJ and Bellevue, WA. In the third quarter of 2002, a real estate department that concentrates on single family residence tract lending began operating. The department is located in Corona, California. At the end of 2003, a loan production office was opened in Encinitas, California. In late 1998, staffing increased due to the addition of a full service office in Fallbrook, California, and in the third quarter of 1999 staffing increased due to the addition of a full service office in Escondido, California. In 2000, staffing increased due to the addition of the Mortgage department in Temecula and anticipatory staffing of the Murrieta office. The Mortgage department originates FHA, VA, and conventional mortgages and sells them in the secondary market.

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

 FINANCIAL CONDITION

Assets

Total assets increased from $411,201,196 at September 30, 2003 to $431,212,118 at December 31, 2003 and to $595,246,198 at September 30, 2004.
Most of the increase in the first nine months of 2004 was in loans outstanding and Federal Funds Sold. Total loans, excluding loans held for sale, increased from $346,041,208 at year-end 2003 to $485,792,563 at September 30, 2004, a
$139,751,355 or 40.4% increase due to increased SBA, construction, and tract lending. The loan portfolio composition is primarily construction, commercial and real estate secured loans. The rate of loan growth should continue to be strong for 2004, due to the SBA loan production offices that have not yet reached their expected production levels, the addition of the real estate tract-lending department, the addition of the loan production office in Encinitas, California and the opening of the loan production office in San Rafael, California in July 2004.

Investments

Investments, which is comprised only of Federal Funds Sold, increased from $21,400,000 at December 31, 2003 to $26,900,000 at September 30, 2004. The
timing of loan sales during the month, as well as deposit generation and loan growth, are the factors that most effect the Federal Funds Sold balance.

Allowance for Loan Losses

The allowance for loan losses increased from $3,607,833 at December 31, 2003 to $5,351,737 at September 30, 2004. This allowance does not include the $400,000 reserve for undisbursed loans, which is carried in other liabilities. The allowance was, as a percentage of loans outstanding, 1.00% at December 31, 2003 and 1.06% at September 30, 2004. The large increase in the provision in 2004 was due to the increase in SBA lending, increase in tract and other construction, and the general overall growth of the loan portfolio. The provision was $2,385,000 in the first nine months of 2004, with net chargeoffs of $641,096. The provision was $1,635,000 in the third quarter of 2004, which increased the allowance from 0.90% of total loans at June 30, 2004 to 1.06% at September 30, 2004. Management considers, through quarterly analysis, the allowance to be adequate and expects it will continue to add to this reserve for the remainder of the year as the loan portfolio balance increases. The analysis considers general factors such as changes in lending policies and procedures, economic trends, loan volume trends, changes in lending management and staff, trends in delinquencies, nonaccruals and charge-offs, changes in loan review and Board oversight, the effects of competition, legal and regulatory requirements and factors inherent to each loan pool.



                                    Summary of Allowance for Loan Loss

                                                                      9 Months
                                 2002                2003                 2004
                                 ----                ----                 ----
Beginning Balance          $1,239,308          $3,017,395           $3,607,833

       Chargeoffs             707,455             505,586              649,737
       Recoveries              25,542              74,024                8,641

        Provision           2,460,000           1,022,000            2,385,000
                            ---------           ---------            ---------
   Ending Balance          $3,017,395          $3,607,833           $5,351,737
                            =========           =========            =========

At September 30, 2003, there was $4,951,758 of non-accrual loans, of which $4,157,030 was guaranteed by the SBA. The Bank had $9,868,931 of non-accrual loans as of September 30, 2004, of which $7,327,611 was guaranteed by the SBA. The Bank also had other real estate owned (REO) at September 30, 2004 of $302,698, consisting of one parcel of land.

                   NON-CURRENT LOANS & OTHER REAL ESTATE OWNED




                                                                                 Government Guaranteed
                                                                                 ---------------------
September 30, 2003                               Gross Balance                                        Net Balance
------------------                               -------------                                        -----------

                          30 - 89 Days Past Due         $ 1,195,112               ($ 946,172)            $ 248,940
                   90+ Days Past Due & Accruing                   0                       (0)                    0
                                    Non-Accrual           4,951,758               (4,157,030)              794,728
                                                          ---------                ---------               -------
                                       Subtotal           6,146,870               (5,103,202)            1,043,668

                  Other Real Estate Owned (REO)           1,336,036                 (638,250)              697,786
                                                          ---------                  -------               -------
                                          Total          $7,482,906              ($5,741,452)          $ 1,741,454
                                                          =========                =========             =========
December 31, 2003
-----------------
                          30 - 89 Days Past Due          $3,243,706            ($    582,205)           $ ,661,501
                   90+ Days Past Due & Accruing                   0                       (0)                    0
                                    Non-Accrual           6,764,713               (5,269,317)            1,495,396
                                                          ---------                ---------             ---------

                                       Subtotal          10,008,419               (5,851,522)            4,156,897

                  Other Real Estate Owned (REO)             485,036                       (0)              485,036
                                                          ---------                ---------             ---------

                                          Total         $10,493,455              ($5,851,522)           $4,641,933
                                                         ==========                =========             =========

September 30, 2004
------------------
                          30 - 89 Days Past Due            $862,778                 $  3,177)            $ 199,601
                   90+ Days Past Due & Accruing                   0                       (0)                    0
                                    Non-Accrual           9,868,931               (7,327,611)            2,541,320
                                                          ---------                ---------             ---------

                                       Subtotal          10,731,709               (7,990,788)            2,740,921

                  Other Real Estate Owned (REO)             302,698                 (227,023)               75,675
                                                          ---------                ---------             ---------

                                          Total         $11,034,407             ($ 8,217,811)          $ 2,816,596
                                                         ==========                =========             =========


Other Assets

The ratio of interest earning assets to total assets was 86.86% for the first nine months of 2003 compared to 85.79% for the first nine months of 2004. The target is to keep this ratio above 90%, but has remained below that level due SBA sales that increased the SBA servicing asset, the related SBA interest only strip receivable, and the cash surrender value of life insurance. The SBA servicing asset was $5,571,993, the SBA I/O strip receivable was $18,883,704 and the cash surrender value of life insurance was $4,723,133 at September 30, 2003. At September 30, 2004, the SBA servicing asset was $7,709,287 the SBA I/O strip receivable was $23,644,233 and the cash surrender value of life insurance was $9,494,528. At December 31, 2003, the SBA servicing asset was $6,116,679, the SBA I/O strip receivable was $20,495,511 and the cash surrender value of life insurance was $5,740,729. Even though these assets are not considered interest bearing for net interest margin purposes, they do produce, or are related to, income that is part of non-interest income.

Liabilities

Deposits increased from $383,487,366 at December 31, 2003 to $528,691,420 at September 30, 2004. Money market and NOW accounts increased $12,420,446, savings increased $9,586,363, demand deposits increased $25,936,643, and certificate of deposits (CD's) increased $97,260,602. Demand deposits comprised 26% of deposits at September 30, 2004, compared to 29% at December 31, 2003 and 30% at September 30, 2003. The increase in the ratio of certificates of deposits to total deposits is due to CD promotions in 2003 and 2004 to help fund the rapid loan growth. At September 30, 2004, more than 57% of deposits have balances of $100,000 or more. No one customer has balances that exceed 10% of the deposits of the Bank. The Bank depends on core deposits as a source of funds for the loan portfolio. Consequently, the Bank tries to attract solid core accounts yet maintain a reasonable funding cost. The core deposit base was helped by the addition of the Murrieta and El Cajon branches in 2001, the continued deposit increases at all five branches, and will be helped in the second half of 2004 by the opening of the full service branches in Rancho Bernardo in June, and Corona in August. The Bank will continue to solicit core deposits to diminish reliance on volatile funds.

At December 31, 2003 and September 30, 2004 there were no short-term advances from the Federal Home Loan Bank. The borrowing capacity at the Federal Home Loan Bank as of December 31, 2003 was $25,553,805 and is $39,332,609 at September 2004.

On June 26, 2002, the Company issued $7,217,000 of junior subordinated debt securities to Temecula Valley Statutory Trust I, a statutory trust created under the laws of the State of Connecticut. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on June 26, 2032. Interest is payable quarterly on these debt securities at 3-Month LIBOR plus 3.45% for an effective rate of 5.40% as of September 30, 2004. The debt securities can be redeemed for 107.5% of the principal balance through June 26, 2007 and at par thereafter. The debt securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

On September 17, 2003, the Company issued $5,155,000 of junior subordinated debt securities to Temecula Valley Statutory Trust II, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on September 17, 2033. Interest is payable quarterly on these debt securities at 3-Month LIBOR plus 2.95% for an effective rate of 4.84% as of September 30, 2004. The debt securities can be redeemed for 107.5% of the principal balance through September 17, 2008 and at par thereafter. The debt securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

On September 20, 2004 the Company issued $8,248,000 of junior subordinated debt securities to Temecula Valley Statutory Trust III, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on September 20, 2034. Interest is payable quarterly on these debt securities at 3-Month LIBOR plus 2.20% for an effective rate of 4.07% as of September 30, 2004. The debt securities can be redeemed for 107.5% of the principal balance through September 17, 2009 and at par thereafter. The debt securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

The Company also purchased a 3% minority interest in Temecula Valley
Statutory Trusts I, II and III. The balance of the equity of Temecula Valley Statutory Trusts I, II and III is comprised of mandatory redeemable preferred securities. Under FASB Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," the Company is not allowed to consolidate Temecula Valley Statutory Trusts I, II and III into the Company financial statements. Prior to the issuance of FIN No. 46, Bank Holding companies typically consolidated these entities. The Federal Reserve Board had ruled that certain mandatory redeemable preferred securities of a consolidated entity qualified as Tier 1 and Tier 2 Capital. At the Company, up to 25% of the Tier 1 Capital can be these debt securities with the remainder of the debt securities qualifying as Tier 2 Capital. The Company has included the net junior subordinated debt securities in its Tier 1 and Tier 2 Capital for regulatory capital purposes.

Capital

Total capital was $39,790,676 at September 30, 2004, $29,683,065 at
December 31, 2003, and $27,226,703 at September 30, 2003. For the first nine months of 2003, the $7,610,500 increase consisted of $5,723,452 of net income, $1,075,553 on the exercise of stock options and $811,495 on the exercise of warrants. For the first nine months of 2004, the $10,107,611 increase was due to $7,593,138 in net income and $2,514,473 on the exercise of stock options.

Total risk based capital was 11.70%, the tier one risk based ratio was 9.47%, and the tier one leverage ratio was 9.32% at September 30, 2004, compared to a total risk based capital of 11.29%, tier one risk based capital of 9.55%, and tier one leverage ratio of 8.86% at September 30, 2003. At September 30, 2003, December 31, 2003, and September 30, 2004 the Bank and the Company were in the regulatory "well capitalized" category.




RESULTS OF OPERATIONS

Net Income

For the third quarter of 2003, the Company earned $2,379,493 compared to $2,374,362 in 2004. Net income per basic share for the third quarter was $.30 in 2003 compared to $.27 in 2004. 2.35.69% for the third quarter of 2003, compared to 2.35% for the third quarter of 2004. The return on average assets was 2.35% for the third quarter of 2003, compared to 1.69% for the third quarter of 2004. The return on average equity was 36.77% for the third quarter of 2003, compared to 24.61% for the third quarter of 2004. For the first nine months of 2003, the Company earned $5,723,452, compared to $7,593,138 in 2004. Net income per basic share for the first nine months was $.74 in 2003 compared to $.90 in 2004. Net income per diluted share was $.66 per share in the first nine months of 2003 compared to $.81 in 2004. The return on average assets was 2.06% for the first nine months of 2003, compared to 2.03% for the first nine months of 2004. The return on average equity was 32.88% for the first nine months of 2003, compared to 29.21% for the first nine months of 2004. The 2003 and 2004 earnings were significantly affected by the sale of loans in the secondary market, most of which are SBA and mortgage loans. The sales of the SBA loans are expected to continue at this level or higher for the remainder of the year. Mortgage loans sales have slowed down from the 2003 pace. The net interest margin has stabilized after the 4.75% Federal Reserve Bank rate reductions in 2001, the ..50% reduction in November 2002 and the .25% reduction in June 2003. The expected gradual increases in rates in the second half of 2004 which started with the .25% increase in July and the .25% increase in August should have a small positive effect on the net interest margin. Net income in the first nine months of 2003 and 2004 was increased by the sale of the unguaranteed portion of SBA loans. These sales increased net income before taxes by $1,965,150 in the first nine months of 2003 compared to $4,055,353 in the first nine months of 2004. These sales are expected to continue for the remainder of the year. The opening of the full service offices in Rancho Bernardo in June 2004 and the Corona full service office in August 2004 had a negative effect on earnings in the third quarter and will continue to have a negative effect in the fourth quarter of 2004.


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

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share for the half would have been reduced the pro forma amounts indicated on the following schedule.

                                                                                     Nine Months Ending September 30


                                                                                       2004                      2003
                                                                                       ----                      ----

Net Income as reported                                                            $7,593,138              $ 5,723,452

Stock based compensation using the Intrinsic Value Method                             20,139
                                                                                                                8,007
Stock based compensation that would have been reported                              (126,090)                (379,093)
                                                                                     -------                  -------
Pro Forma Net Income                                                              $7,487,187              $ 5,352,366
                                                                                   =========                =========

Basic per share as reported                                                         $    .90                       69
Basic per share pro forma                                                           $    .81                $    .663

Diluted per share as reported                                                             89                 $    .39
Diluted per share pro forma                                                         $    .80                 $    .62

                                                                            Three Months Ending September 30

                                                                                        2004                     2003
                                                                                        ----                     ----

Net Income as reported                                                            $2,374,362              $ 2,379,493

Stock based compensation using the Intrinsic Value Method                              6,951
                                                                                                                2,669
Stock based compensation that would have been reported                               (42,030)                (126,364)
                                                                                      ------                  -------
Pro Forma Net Income                                                              $2,339,283              $ 2,255,798
                                                                                   =========                =========

Basic per share as reported                                                         $    .27                  $   .30
Basic per share pro forma                                                           $    .25                  $   .27

Diluted per share as reported                                                       $    .27                  $   .28
Diluted per share pro forma                                                         $    .25                  $   .25



Net Interest Earnings

Net interest income was $ 5,133,350 in the third quarter of 2003, compared to $7,032,541 in 2004. For the third quarter of 2003 the net interest margin was 5.91%, compared to 5.77% in 2004. The net interest margin decreased from 2001 to 2004 due to the Federal Reserve Bank rate reductions of 4.75% in 2001, 0.50% in late 2002 and .25% in late June 2003. The .25% Federal Reserve rate increase in July 2004 and the .25% increase in August 2004 will increase the net interest margin. The loan to deposit ratio decreased from 97.68% at September 30, 2003 to 95.59% at September 30, 2004. The net interest margin was also helped by a healthy average of 28.34% DDA to total deposits ratio for the first nine months of 2003 and 28.13% for the first nine months of 2004. The yield on loans decreased from 7.46% for the third quarter of 2003 to 7.21% for the third quarter of 2004. Rate floors on nearly $265 million of variable rate loans at September 30, 2004 helped to mitigate the effects of Federal Reserve rate reductions. The yield on investments, which are all in federal funds sold and US Treasuries, for the third quarter of 2003 was 1.56%, compared to 1.45% in 2004. The cost of interest bearing deposits was 1.73% in the third quarter of 2003 and 1.69% in the third quarter of 2004. The decrease in 2004 is due to higher CD balances offset by a lower rate environment. The cost of other borrowings, which consisted of Federal Funds purchased, Federal Home Loan Bank advances and junior subordinated debt securities borrowing was 4.52% for the third quarter of 2003 and 4.84% in 2004. The increase in the cost of other borrowings in 2004 is due to a higher percentage of the borrowings in 2004 attributable to junior Subordinated Debt Securities.

The Bank tries to maximize the percentage of assets it maintains as interest earning assets, with the goal of maintaining at least 90% in that category. Effectively, all of the increase in non-interest earning assets in 2003 and 2004 was in the cash surrender value of life insurance (BOLI), the SBA servicing and SBA I/O strip receivable assets. The servicing assets are tested for impairment by computing the net present value of the amount of servicing income over the expected average life of the loan. Normal servicing (adequate compensation), in accordance with industry standards, is 40 basis points of the principal balance sold. The expected life assumes either 25 or 30 percent of the note life, depending on the term of the note. The Company's average life of loans sold has been higher than the 25% or 30% assumption, giving the calculation a conservative bias. For the first nine months of 2004, $6,333,651 was collected for servicing, the asset amortization was $4,350,038 and the SBA related servicing assets increased $4,741,320. The increase in the SBA loan servicing assets was due to the sale of $132,541,887 in 7A loans during 2004. For the same period in 2003, $4,222,760 was collected for servicing, the asset amortization was $2,953,995 and the SBA related servicing assets increased $7,571,825. There was $97,124,858 in 7A loan sales during the first nine months of 2003. The servicing assets increased less in the first nine months in 2004 than 2003 due to more loans sold with a premium bid than with a par bid. The servicing calculations contain certain assumptions such as the expected life of the loan and the discount rate used to compute the present value of future cash flows. The exposure of the loan life assumption is if loans prepay faster than expected. The exposure to the discount rate assumption is if prime rate adjusts severely and permanently. Such exposure can cause adjustments to the income statement. The Bank, on a quarterly basis, has outside analysis of the servicing assets and I/O strip receivable performed to insure the fair value approximates the book value. Asset quality is a continual primary focus of the Bank, and even though risk is an integral part of the banking industry, it is the policy of the Bank's management to actively manage the risk, without sacrificing long-term stability with short-term profits.

     The table below summarizes the repayment rates for national SBA pools based on their maturities:


                           SBA Pools - Constant Prepayment Rates
                                    Variable Rate Pools
             Greater                                              Less
              Than                                                Than
              8 Yr       8 - 11 Yr   11 - 16      16 - 21 Yr      21 Yr
Issue Date   Life CPR    Life CPR    Yr Life CPR  Life CPR        Life CPR
----------   --------    --------    -----------  --------        --------
   2001        15.6        13.2         11.1       11.1           11.5
   2000        16.3        13.7         14.0       15.9           14.4
   1999        16.4        14.7         14.3       13.9           15.4
   1998        14.4        15.1         16.9       14.2           16.4
   1997        13.9        14.1         15.4       16.8           17.7


The following schedule displays the WAL for each SBA pool after applying the CPRs identified above:


                     Original Maturity      WAL (Yrs.)
                           < 8 Years          1.7
                        8 - 11 Years          2.3
                       11 - 16 Years          3.5
                       26 - 21 Years          4.5
                          > 21 Years          5.3

Based on assessing each component, our estimated discount rates for each Bank SBA pool is as follows:

                    Original Maturity      Discount Rate
                          < 8 Years          9.50%
                       8 - 11 Years          9.71%
                      11 - 16 Years         10.02%
                      26 - 21 Years         10.26%
                         > 21 Years         10.45%

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

The provision was $2,460,000 in 2002, $1,022,000 in 2003, and $2,385,000
for the nine months of 2004. The large increase in the provision in 2002 was due to the large increase in loans outstanding as well as the substantial increase in SBA loans. For 2003, the provisions were due to loan growth. For 2004, the provisions were due to significant loan growth as well as additional provisions for our new construction loan products. The Bank plans to continue to sell the unguaranteed portion of SBA 7A loans to mitigate the risk associated with SBA 7A loans.


Non-Interest Income

Non-interest income contributed significantly to the earnings of the Bank in the third quarter of 2004, as it did in 2003 and 2002. Service charges decreased from $193,218 in the third quarter of 2003 to $169,902 in 2004 due to an increased number of accounts offset by a decrease in non-sufficient funds service charges. Other income increased from $2,085,196 for the third quarter of 2003 to $2,247,553 in 2004, due mainly to higher SBA loan servicing income offset by lower SBA broker income. SBA net loan servicing income increased from $407,258 in the third quarter of 2003 to $641,743 in 2004 due to the increase in the servicing portfolio. The gain on sale of loans was $4,870,793 in the third quarter of 2004 compared to $4,160,363 in the third quarter of 2003. The 2004 increase was due to higher SBA guaranteed, unguaranteed loan sales, and SBA 504 sales offset by lower mortgage loan sales. The SBA loan sales are expected to continue at this pace or higher for the remainder of the year and the mortgage loan sales will be likelylower than last year's volume due to the increase in mortgage rates.

                                                       Gain on Sale of Loans/Assets
                                        Three Months Ended                     Nine Months Ended
                                           September 30,                         September 30,
                                      2004              2003               2004                2003
                               -----------------------------------------------------------------------------

SBA 7A Unguaranteed Sales               $ 889,974          $ 857,137         $4,055,353         $ 1,965,150
SBA 7A Guaranteed Sales                 2,691,096          2,367,971          6,460,308           6,181,041
SBA 504 Sales                             422,957                  0            732,421                   0
Mortgage Sales                            379,699            712,010          1,202,266           2,404,284
Other Loan Related                        483,067            223,245            921,661             424,466
REO Gain (Loss)                                 0                  0           (72,998)                   0
Fixed Assets                                4,000                  0              5,000               3,550
                               -----------------------------------------------------------------------------
     Total                             $4,870,793         $4,160,363        $13,304,011         $10,978,491
                               =============================================================================


                                                               Other Income
                                        Three Months Ended                      Nine Months Ended
                                           September 30,                          September 30,
                                     2004                2003               2004                2003
                              --------------------------------------------------------------------------------

 Customer Fees                           $ 57,901            $ 57,846          $ 172,914            $ 147,883
 Loan Funding                             573,623             597,507          1,800,347            1,625,692
 SBA Broker Income                        568,175             623,045          1,872,167            2,294,506
 Mortgage Broker Income                   222,690             277,976            724,768              774,424
 Loan Late Charges                         45,272              46,874            133,723              127,226
 Other Loan Charges                         1,200               3,339              4,609                7,239
 SBA Servicing, Net                       641,743             407,258          1,895,993            1,195,869
 CSV Life Insurance                       109,219              56,550            256,219              169,650
 FRB/FHLB Dividend                         27,214              14,645             61,347               49,100
 Other                                        516                 156                614                  371
                              --------------------------------------------------------------------------------
      Total                            $2,247,553          $2,085,196         $6,922,701          $ 6,391,960
                              ================================================================================




Non-Interest Expense

Non-interest expense was $8,665,678 in the third quarter of 2004 compared to $7,399,214 in the same quarter of 2003. Salaries and benefits increased from $5,076,043 in the third quarter of 2003 to $5,457,390 for the same period in 2004 due to the increase in employees from the continued expansion of the SBA department, hiring for the Corona and Rancho Bernardo office, and to support the general growth of the Company. Other expenses rose from $1,790,171 in the third quarter of 2003 to $2,413,300 in the third quarter 2004 due to higher loan volume, processing expense, the opening of loan production offices, and the start up costs for the Rancho Bernardo and Corona offices, offset by operating efficiencies.

                                                                                Other Expenses
                                       Three Months Ended                       Six Months Ended
                                         September 30,                           September 30,
                                    2004                2003                2004                2003
                            ---------------------------------------------------------------------------------

Processing                              $ 249,091          $ 256,828           $ 758,077           $ 736,140
Professional                              145,644             74,976             457,750             265,010
Travel & Entertainment                    139,952            125,755             448,209             385,881
Director Related                           47,563             29,048             102,512             126,097
Shareholder                                11,150             13,931              87,391              65,396
Loan Funding                              395,714            501,448           1,017,771           1,294,895
Office Related                            619,392            427,708           1,650,599           1,170,487
Marketing                                 299,128            215,475             726,138             512,318
OCC/FDIC Assessments                       46,422             37,369             128,355              99,861
Other                                     459,244            107,633             599,546             199,472
                            ---------------------------------------------------------------------------------
     Total                            $ 2,413,300        $ 1,790,171         $ 5,976,348         $ 4,855,557
                            =================================================================================


Income Taxes

Income tax expense totaled $1,643,420 for the third quarter of 2003 and $1,645,749 for the third quarter of 2004. For the full year of 2002 the effective rate was 40.7%, for the full year of 2003 the effective rate was 40.9% and for the first nine months of 2004 it was 40.9%. Deferred tax assets totaled $1,728,000 at September 30, 2003, $2,393,000 at December 31, 2003 and $2,428,615
at September 30, 2004. Over half of the deferred tax asset is due to the tax deductibility-timing differences of the provision for loan loss.

LIQUIDITY

Funds management is essential to the ongoing profitability of a bank. A bank must attract funds at a reasonable rate and deploy the funds at an appropriate rate of return, while taking into account risk factors, interest rates, short and long term liquidity positions and profitability needs.

The Bank's cash position is determined on a daily basis and on a monthly basis liquidity analysis and asset/liability management analysis are performed. The Bank maintains Federal Funds lines of credit of $18,000,000 at correspondent banks for short-term liquidity. In addition, the Bank was approved on July 31, 2001 for membership to the Federal Home Loan Bank (FHLB). The Bank has borrowing capacity at the FHLB that will fluctuate with the loan balances that are pledged as collateral. At December 31, 2003, the borrowing capacity was $25,553,805 and $39,332,609 at September 30, 2004. Throughout 2003 and 2004, a positive liquidity position was maintained, but not at a level where profits would have been diminished.

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

OFF BALANCE SHEET COMMITMENTS

In the normal course of business, the Bank enters into financial commitments to meet the financing needs of its customers. These financial commitments include commitments to extend credit and standby letters of credit. Those instruments involve to varying degrees, elements of credit and interest rate risk note recognized in the statement of financial position.

The Company's exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for loans reflected in the financial statements.

As of September 30, 2004 and December 31, 2003, the Company had the following outstanding financial commitments whose contractual amount represents credit risk:


                                               2004              2003
                                               ----              ----

Commitments to Extend Credit               $211,569,000       $171,159,000
Letters of Credit                             1,683,000          1,440,000
                                            -----------        -----------
                                           $213,252,000       $172,599,000
                                            ===========        ===========


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

o    Asset and liability levels using September 30, 2004 as a starting point.

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


        Net Interest Income Sensitivity

                                   Calculated annualized
                                   Increase (decrease) in
 Change in                         projected net interest
 Interest Rates                    income at September 30, 2004
 --------------                    ----------------------------
 + 200 basis points                              15.56%
 - 100 basis points                              2.36%


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

                           PART II - OTHER INFORMATION


Item 1.           Legal Proceedings

                  As of September 30, 2004 the Company is not party to any litigation that is considered likely to have a material adverse effect on the Company.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

                  None

Item 3.           Defaults Upon Senior Securities

                  None

Item 4.           Submission of Matters to Securities Holders

                  None

Item 5.           Other Information

                  None

Item 6.           Exhibits and Reports on Form  8-K

                  (a)  Exhibits

                  Exhibit No.               Description of Exhibit

     10.13 Amended and Restated Salary Continuation Agreement between Temecula Valley Bank and Stephen H. Wacknitz dated September 30, 2004.

     10.14 Amended and Restated Salary Continuation Agreement between Temecula Valley Bank and Luther J. Mohr dated January 28, 2004.

     10.17 Executive Deferred Compensation Agreement between Temecula Valley Bank and Thomas P. Ivory dated April 1, 2001.

     10.18 Executive Deferred Compensation Agreement between Temecula Valley Bank and Stephen H. Wacknitz dated September 30, 2004.

     10.19 Salary Continuation Agreement between Temecula Valley Bank and Stephen H. Wacknitz dated January 28, 2004.

     10.20 Amended and Restated Salary Continuation Agreement between Temecula Valley Bank and Scott J. Word dated September 30, 2004.

     10.21 Split Dollar Agreement between Temecula Valley Bank and Thomas P. Ivory dated September 30, 2004.

     10.22 Split Dollar Agreement between Temecula Valley Bank and Luther J. Mohr dated September 30, 2004.

     10.23 Split Dollar Agreement between Temecula Valley Bank and Stephen H. Wacknitz dated September 30, 2004.

     10.24 Split Dollar Agreement between Temecula Valley Bank and Scott J. Word dated September 30, 2004.

      31.1 Rule 13a-14(a) Certification

      31.2 Rule 13a-14(a) Certification

      32.1 Section 1350 Certifications

      32.2 Section 1350 Certification

      (b)  Reports on Form 8-K

     The following reports on Form 8-K were filed with the Securities and Exchange Commission by the Company during the last quarter of the period covered by this Report:

     (1) A current report on Form 8-K dated July 7, 2004 reported a press release announcing the addition of George Cossolias to the Board of Directors of the Bank.

     (2) A current report on Form 8-K dated July 16, 2004 reported a press release concerning second quarter 2004 earnings.

     (3) A current report on Form 8-K dated July 25, 2004 that reported a press release concerning the fact that the Company was named most profitable in the United States.

     (4) A current report on Form 8-K dated September 30, 2004 that reported a press release and the resignation of the Banks Executive Vice President, SBA Department.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            TEMECULA VALLEY BANCORP INC.

DATE:  November 10, 2004     BY: /s/ Stephen H. Wacknitz
                              ----------------------------------------
                              Stephen H. Wacknitz, President/CEO,
                              Chairman of the Board


DATE:  November 10, 2004     BY: /s/ Donald A. Pitcher
                              ----------------------------------------
                              Donald A. Pitcher, Executive Vice President
                              Chief Financial Officer

                                 EXHIBIT INDEX

10.13 Amended and Restated Salary Continuation Agreement between Temecula Valley Bank and Stephen H. Wacknitz dated September 30, 2004.
10.14 Amended and Restated Salary Continuation Agreement between Temecula Valley Bank and Luther J. Mohr dated January 28, 2004.
10.17 Executive Deferred Compensation Agreement between Temecula Valley Bank and Thomas P. Ivory dated April 1, 2001.
10.18 Executive Deferred Compensation Agreement between Temecula Valley Bank and Stephen H. Wacknitz dated September 30, 2004.
10.19 Salary Continuation Agreement between Temecula Valley Bank and Stephen H. Wacknitz dated January 28, 2004.
10.20 Amended and Restated Salary Continuation Agreement between Temecula Valley Bank and Scott J. Word dated September 30, 2004.
10.21 Split Dollar Agreement between Temecula Valley Bank and Thomas P. Ivory dated September 30, 2004.
10.22 Split Dollar Agreement between Temecula Valley Bank and Luther J. Mohr dated September 30, 2004.
10.23 Split Dollar Agreement between Temecula Valley Bank and Stephen H. Wacknitz dated September 30, 2004.
10.24 Split Dollar Agreement between Temecula Valley Bank and Scott J. Word dated September 30, 2004.
31.1     Rule 13a-14(a) Certification
31.2     Rule 13a-14(a) Certification
32.1     Section 1350 Certification
32.2     Section 1350 Certification