Form 10-Q/A
period 2004-11-17
TEMECULA VALLEY BANCORP INC
filed 2004-11-18
CIK 1172678

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-Q/A
                                 Amendment No. 1
(Mark One)

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

                                Yes [ ] No [ X ]

As of November 10, 2004, there were 8,708,467 shares of the Registrant's common stock outstanding.

                                EXPLANATORY NOTE

This amendment is being filed to: correct two numbers with missing digits in
Part I, Item 2 - Financial Condition, in the table captioned "Non-Current Loans & Other Real Estate Owned"; to delete the third sentence in Part I, Item 2, under Results of Operations - Net Income, a partial sentence that was repetitive and contained a typographical error; and to correct several figures in the table of Part I, Item 2, Result of Operations - Stock Based Compensation.

Items not being amended are presented for the convenience of the reader only. This Report continues to be presented as of the date of the original Quarterly Report on Form 10-Q and the Company has not updated the disclosure in this Report to a later date. Therefore, this amendment should be read together with other documents that the Company has filed with the Securities and Exchange Commission subsequent to the filing of the original Quarterly Report on Form 10-Q. Information in such reports and documents updates and supersedes certain information contained in this amendment.

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

                   NON-CURRENT LOANS & OTHER REAL ESTATE OWNED




                                                                                 Government Guaranteed
                                                                                 ---------------------
September 30, 2003                               Gross Balance                                        Net Balance
------------------                               -------------                                        -----------

                          30 - 89 Days Past Due         $ 1,195,112               ($ 946,172)            $ 248,940
                   90+ Days Past Due & Accruing                   0                       (0)                    0
                                    Non-Accrual           4,951,758               (4,157,030)              794,728
                                                          ---------                ---------               -------
                                       Subtotal           6,146,870               (5,103,202)            1,043,668

                  Other Real Estate Owned (REO)           1,336,036                 (638,250)              697,786
                                                          ---------                  -------               -------
                                          Total          $7,482,906              ($5,741,452)          $ 1,741,454
                                                          =========                =========             =========
December 31, 2003
-----------------
                          30 - 89 Days Past Due          $3,243,706            ($    582,205)           $2,661,501
                   90+ Days Past Due & Accruing                   0                       (0)                    0
                                    Non-Accrual           6,764,713               (5,269,317)            1,495,396
                                                          ---------                ---------             ---------

                                       Subtotal          10,008,419               (5,851,522)            4,156,897

                  Other Real Estate Owned (REO)             485,036                       (0)              485,036
                                                          ---------                ---------             ---------

                                          Total         $10,493,455              ($5,851,522)           $4,641,933
                                                         ==========                =========             =========

September 30, 2004
------------------
                          30 - 89 Days Past Due            $862,778               ($ 663,177)            $ 199,601
                   90+ Days Past Due & Accruing                   0                       (0)                    0
                                    Non-Accrual           9,868,931               (7,327,611)            2,541,320
                                                          ---------                ---------             ---------

                                       Subtotal          10,731,709               (7,990,788)            2,740,921

                  Other Real Estate Owned (REO)             302,698                 (227,023)               75,675
                                                          ---------                ---------             ---------

                                          Total         $11,034,407             ($ 8,217,811)          $ 2,816,596
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

                                                                                     Nine Months Ending September 30


                                                                                       2004                      2003
                                                                                       ----                      ----

Net Income as reported                                                            $7,593,138              $ 5,723,452

Stock based compensation using the Intrinsic Value Method                             20,139
                                                                                                                8,007
Stock based compensation that would have been reported                              (126,090)                (379,093)
                                                                                     -------                  -------
Pro Forma Net Income                                                              $7,487,187              $ 5,352,366
                                                                                   =========                =========

Basic per share as reported                                                         $    .90                      .74
Basic per share pro forma                                                           $    .89                 $    .69

Diluted per share as reported                                                            .81                 $    .66
Diluted per share pro forma                                                         $    .80                 $    .62

                                                                            Three Months Ending September 30

                                                                                        2004                     2003
                                                                                        ----                     ----

Net Income as reported                                                            $2,374,362              $ 2,379,493

Stock based compensation using the Intrinsic Value Method                              6,951
                                                                                                                2,669
Stock based compensation that would have been reported                               (42,030)                (126,364)
                                                                                      ------                  -------
Pro Forma Net Income                                                              $2,339,283              $ 2,255,798
                                                                                   =========                =========

Basic per share as reported                                                         $    .27                  $   .30
Basic per share pro forma                                                           $    .27                  $   .28

Diluted per share as reported                                                       $    .25                  $   .27
Diluted per share pro forma                                                         $    .25                  $   .25



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


Non-Interest Income

Non-interest income contributed significantly to the earnings of the Bank in the third quarter of 2004, as it did in 2003 and 2002. Service charges decreased from $193,218 in the third quarter of 2003 to $169,902 in 2004 due to an increased number of accounts offset by a decrease in non-sufficient funds service charges. Other income increased from $2,085,196 for the third quarter of 2003 to $2,247,553 in 2004, due mainly to higher SBA loan servicing income offset by lower SBA broker income. SBA net loan servicing income increased from $407,258 in the third quarter of 2003 to $641,743 in 2004 due to the increase in the servicing portfolio. The gain on sale of loans was $4,870,793 in the third quarter of 2004 compared to $4,160,363 in the third quarter of 2003. The 2004 increase was due to higher SBA guaranteed, unguaranteed loan sales, and SBA 504 sales offset by lower mortgage loan sales. The SBA loan sales are expected to continue at this pace or higher for the remainder of the year and the mortgage loan sales will be likely lower than last year's volume due to the increase in mortgage rates.

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

                            TEMECULA VALLEY BANCORP INC.

DATE:  November 18, 2004     BY: /s/ Stephen H. Wacknitz
                              ----------------------------------------
                              Stephen H. Wacknitz, President/CEO,
                              Chairman of the Board


DATE:  November 18, 2004     BY: /s/ Donald A. Pitcher
                              ----------------------------------------
                              Donald A. Pitcher, Executive Vice President
                              Chief Financial Officer

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