Form 10-K
period 2004-12-31
TEMECULA VALLEY BANCORP INC
filed 2005-03-31
CIK 1172678

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                            ANNUAL REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004

                         Commission File No: __________

                          TEMECULA VALLEY BANCORP INC.
                       (Name of Registrant in its charter)

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


                  Registrant's telephone number (951) 694-9940

         Securities registered under Section 12(b) of Exchange Act: None
           Securities registered under Section 12(g) of Exchange Act:
                           Common Stock, No Par Value


Check whether the Registrant (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [ X ] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)
                                                YES [X] NO [ ]

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2004 was approximately $116,800,000.

Number of Registrant's shares of common stock outstanding at March 20, 2005 was 8,812,283.

Documents incorporated by reference: Certain information required by Part III of this Annual Report is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report.



================================================================================

                                TABLE OF CONTENTS

PART I ...........................................................................................................4
   ITEM 1:        BUSINESS........................................................................................4
   ITEM 2:        PROPERTIES.....................................................................................37
   ITEM 3:        LEGAL PROCEEDINGS..............................................................................37
   ITEM 4:        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER.............................................38

PART II .........................................................................................................38
   ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........................38
   ITEM 6.        SELECTED FINANCIAL DATA........................................................................41
   ITEM 7:        MANAGEMENT DISCUSSION AND ANALYSIS.............................................................43
   ITEM 7A:       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................60
   ITEM 8:        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................61
   ITEM 9:        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........99
   ITEM 9A:       CONTROLS AND PROCEDURES........................................................................99
   ITEM 9B:       OTHER INFORMATION ............................................................................102

PART III .......................................................................................................103
   ITEM 10:       DIRECTORS AND PRINCIPAL OFFICERS..............................................................103
   ITEM 11:       EXECUTIVE COMPENSATION........................................................................103
   ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT................................104
   ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................104
   ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES........................................................104

PART IV.........................................................................................................105
   ITEM 15:       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.......................................................105


EXHIBITS

10.10 First Amendment to James W. Andrews Employment Agreement dated November 24, 2004

10.11(a)        Form of ISO Stock Option Agreement for Employee Plan

10.12(a)        Form of NSO Stock Option Agreement for Director Plan

10.17(b)        Form of NSO Stock Option Agreement for Stock Incentive Plan

10.17(c)        Form of ISO Stock Option Agreement for Stock Incentive Plan

10.25           Robert Flores Employment Agreement dated January 27, 2007

10.27 Amended and Restated Salary Continuation Agreement between Thomas M. Shepherd and Temecula Valley Bank dated September 30, 2004

10.28           Split Dollar Agreement between Thomas M. Shepherd dated
                September 30, 2004

10.29 Amended and Restated Salary Continuation Agreement between Donald A. Pitcher and Temecula Valley Bank dated September 30, 2004

10.30           Split Dollar Agreement between Temecula Valley Bank and Donald
                A. Pitcher dated September 30, 2004

10.31           William H. McGaughey Employment Agreement dated January 4, 2005

31.1            Rule 13a-14(a) Certification of Chief Executive Officer

31.2            Rule 13a-14(a) Certification of Chief Financial Officer

32.1            Section 1350 Certifications

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

     A number of factors, some of which are beyond our ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to (1) a slowdown in the national and California economies; (2) economic uncertainty created by terrorist threats and attacks on the United States and the actions taken in response; (3) the prospect of additional terrorist attacks in the United States and the uncertain effect of these events on the national and regional economies; (4) changes in the interest rate environment; (5) changes in the regulatory environment; (6) increasing competitive pressure in the banking industry; (7) operational risks including data processing system failures or fraud; (8) the effect of acquisitions and integration of acquired businesses; (9) volatility of rate sensitive deposits; (10) asset/liability matching risks and liquidity risks; and (11) changes in the securities markets. The consequences of these factors, any of which could hurt our business, could include, among others: (a) increased loan delinquencies; (b) an escalation in problem assets and foreclosures; (c) a decline in demand for our products and services; and (d) a reduction in the value of the collateral for loans made by us, especially real estate, which, in turn would likely reduce our customers' borrowing power and the value of assets and collateral associated with our existing loans. See also "Additional Factors That May Affect Future Results of Operations" in Item 1 and other risk factors discussed elsewhere in this Annual Report.

                                     PART I

ITEM 1:           BUSINESS

General

Where You Can Find More Information

     Under Sections 13 and 15(d) of the Securities Exchange Act, periodic and current reports must be filed with the Securities and Exchange Commission ("SEC"). We electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 8-K (Report of Unscheduled Material Events), and Form DEF 14A (Proxy Statement). We may file additional forms. The SEC maintains an Internet site, www.sec.gov, by which all forms filed electronically may be accessed. Additionally, shareholder information is available on our website: www.temvalbank.com. We make our website content available for information purposes only. It should not be relied upon for investment purposes. Additionally, neither our website, nor the links within our website are incorporated into this document.

Temecula Valley Bancorp Inc.

     We formed Temecula Valley Bancorp Inc. ("Company") in 2002 to serve as a holding company for Temecula Valley Bank, N.A. ("Bank"). We reincorporated the Company from Delaware into California in December 2003. The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System ("Federal Reserve") under the Bank Holding Company Act of 1956, as amended ("BHCA"). The Company's activities consist of owning the outstanding shares of the Bank, Temecula Valley Statutory Trust I, Temecula Valley Statutory Trust II and Temecula Valley Statutory Trust III. References to the "Company" reflects all the activities of the Company and its subsidiaries, including the Bank, except as otherwise specified by the context of the statement.

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

General Business

     The Bank currently has seven full-service banking offices in California providing services to customers in the Riverside and San Diego Counties. Our principal office is located in Temecula, California with other California full-service offices in Corona, El Cajon, Escondido, Fallbrook, Murrieta, and in the Rancho Bernardo area of San Diego. The Bank anticipates it will open branch offices in Carlsbad and Indian Wells, both in California, within the next six to eighteen months.

     The Bank also operates loan production offices, which offices principally generate construction and/or mortgage loans in California at the following locations: Encinitas, Fallbrook and Temecula and Indian Wells. The real estate industries group of the Bank focuses on construction lending and maintains loan production offices in Corona and San Rafael, both in California. The Bank also has SBA loan production offices (some of which are home offices ) in the following cities in California: Anaheim Hills, Chico, Fresno, Sacramento and Sherman Oaks (this office will close in June 2005), in Florida: Coral Springs, Jacksonville, Panama City Beach and St. Petersburg, in Georgia: Jessup, in
Illinois: Gurnee, in New Hampshire: Lee, in New Jersey: Basking Ridge, Ocean City and Randolph, in North Carolina: Clemmons, in Ohio: Dublin and Kirtland, and in Washington: Bellevue.

     The Bank offers a broad range of banking services, including personal and business checking accounts and various types of interest-bearing deposit accounts, including interest-bearing checking, money market, savings, IRA, SEP and time certificates of deposits. Loan products include consumer installment (primarily automobile loans), home equity lines of credit, single-family residential construction loans on both an owner-occupied and a speculation basis, single family residential tract loans (over 4 units), commercial construction and permanent loans for office, retail and industrial buildings for owner-occupancy, investment and speculative re-sale, commercial lines of credit, term loans and letters of credit for local businesses, and residential mortgage financing including conventional, VA, FHA and Cal-Vet loans. In addition, the Bank has developed a nationwide SBA lending program as a "preferred lender". Through this program we originate and fund both "7A" and "504" loans, primarily secured by commercial real estate property and guaranteed up to 85% by the Small Business Administration.

     We fund our lending activities primarily from our core deposit base. We obtain deposits from the local market with no material portion (in excess of 10% of total deposits) dependent upon any one person, entity or industry.

     The Bank also offers safe deposit boxes, night depository facilities, merchant credit card services, notary services, travelers checks, note collection, wire transfer services, cashiers checks, drive up facilities at some locations, 24 hour ATM banking services, telephone banking, internet banking, direct deposit and automatic transfers between accounts. The Bank is a member of regional ATM networks and offer nationwide ATM access.

     The Company as the parent of the Bank has no operations and conducts no business of its own other than owning the Bank, Temecula Valley Statutory Trust I, Temecula Valley Statutory Trust II and Temecula Valley Statutory Trust III. Accordingly, the discussion of the business which follows concerns the business conducted by the Bank, unless otherwise indicated. No material portion of our Company's business is seasonal.

Business Strategy

     The Board has established the following goals for the Company:

     o Increase market share through expansion of the branching system and loan production offices;

     o Continued focus on expansion of the SBA programs and possibly other government sponsored lending programs;

     o    Increase profitability and core earnings;

     o    Maintain consistent superior credit quality;

     o Increase core deposit levels and loan volume.

     The Company's profitability goals have been realized historically by increases in net interest income and non-interest income as well as expense controls during a time of significant internal expansion. This produced record earnings for 2004 of $10,577,623, compared to $7,854,339 in 2003 and $4,191,054 in 2002. Return on average equity was 28.94% for 2004 compared to 31.84% in 2003 and 24.34% in 2002. Return on average total assets was 2.00% for 2004 compared to 2.04% for 2003 and 1.69% for 2002. Management expects that during 2005, net income will increase over the results in 2004 by at least 10% but cannot guarantee these results.

     Net interest income before provision for loan losses has increased to $27,200,344 for 2004 compared to $18,943,947 in 2003 and $13,384,759 in 2002 due to increases in interest earning assets even with a declining net interest margin. Total assets increased 41% to $606,827,529 as of December 31, 2004, compared to $431,212,118 as of December 31, 2003 and $310,506,097 as of December 31, 2002. Average interest earning assets increased 36% to $454,759,000 for 2004 compared to 334,005,000 in 2003 and $214,832,000 in 2002. The net interest margin has decreased from 6.23% in 2002 to 5.67% in 2003 and increased to 5.96% in 2004.

     Non-interest income is a significant portion of the profits for the Company demonstrated by the increase to $28,698,614 for 2004 compared to $24,481,351 in 2003 and $17,941,643 in 2002. This source of income is principally derived from SBA and mortgage sales related lending activities. The increases each year are primarily the result of increases in gain on sale of loans, increased levels of servicing income and concurrent increases in other fee income. Management currently anticipates that for 2005, non-interest income will continue to improve but not as dramatically as in 2004 and 2003.

     The Company measures operating expenses as a percentage of average assets. As a percentage of average assets, operating expenses decreased to 6.40% for 2004 compared to 7.55% for 2003 and 8.80% for 2002. This ratio is higher than peer group comparisons, but is offset by non-interest income that is much higher than the peer group. The Company expects this ratio to improve slightly in 2005 as the Company gains efficiencies of scale due to growth, which will be offset by new branch openings and expansion of the SBA department.

Lending


Loan Portfolio Composition

     The following table summarizes our loan portfolio, excluding deferred loan fees and the allowance for loan loss, by type of loan and their percentage distribution:


                                                                         At December 31,

                                 2004              2003              2002             2001              2000
                           ---------------  ----------------  ----------------   ---------------  ----------------
                           Amount  Percent  Amount   Percent  Amount   Percent   Amount  Percent  Amount   Percent
                           ------  -------  ------   -------  ------   -------   ------  -------  ------   -------
                                                              (Dollars in Thousands)
Loan portfolio composition:
Commercial                 $ 24,676    4%   $  33,008    9%   $  44,976   16%    $ 22,775   15%   $ 13,621    15%
Real estate - Construction  203,886   38%     113,847   31%      61,568   23%      38,027   25%     23,602    25%
Real estate - Other         302,542   57%     212,996   59%     161,767   59%      84,992   57%     51,433    56%
Consumer                      2,796    1%       3,195    1%       4,455    2%       5,170    3%      4,359     4%
                           --------   ---   ---------   ---   ---------   ---    --------   ---   --------    ---
Total Loans                $533,900  100%   $363,046   100%   $272,766   100%    $150,964  100%   $ 93,015   100%
                           ========  ====   ========   ====   ========   ====    ========  ====   ========   ====

Loan Maturity

     The following table sets for the contractual maturities of the Company's gross loans at December 31, 2004.


                                       One year       More than 1       More than 3        More than       Total
                                        or less     year to 3 years   years to 5 years      5 years        loans
                                     -------------- ----------------- ----------------- ----------------- ------------
                                                                  (Dollars in Thousands)

Commercial                                $ 57,469            $4,044            $1,909           $ 3,032     $ 46,025
Real estate - construction                 246,390               847               791             1,227      249,257
Real estate - other                        165,471             7,716             9,271            37,249      219,707
Consumer                                     2,137             1,203               591             4,221        8,152
                                         ---------            ------            ------          --------    ---------
Total Gross loans outstanding            $ 471,467           $13,810           $12,562          $ 45,729    $ 543,570
                                         =========           =======           =======          ========    =========


     The following table sets forth, as of December 31, 2004, the dollar amounts of net loans outstanding that are contractually due after December 31, 2005 and whether such loans have fixed or adjustable rates.


                                                                          Due after December 31, 2005
                                                          ------------------------------------------------------------
                                                                       Fixed         Adjustable                 Total
                                                          ------------------------------------------------------------
                                                                            (Dollars in Thousands)
Commercial                                                           $ 8,395              $ 590               $ 8,985
Real estate - construction                                             2,865                  0                 2,865
Real estate - other                                                   50,609              3,627                54,236
Consumer                                                               6,015                  0                 6,015
                                                                    --------            -------              --------
Total Gross loans outstanding                                       $ 67,884            $ 4,217              $ 72,111
                                                                    ========            =======              ========

Loan Origination and Sale

     The following table sets forth the Company's loan originations by category and purchases, sales and principal repayments of loans for the periods indicated:

                                                                     At December 31,
                                    ----------------------------------------------------------------------------------
                                             2004           2003             2002               2001            2000
                                    ---------------- --------------- ----------------  ---------------- --------------
                                                                 (Dollars in Thousands)

Beginning balance                          $363,046        $272,766         $150,964           $93,015       $ 56,196
Loans originated:
   Commercial                               237,064         161,376          144,399            84,285         68,072
   Real estate:
     SBA & Equity                           225,373         192,549          166,563            73,488         25,597
     Construction                           574,150         367,464          186,741            88,868         50,586
     Other                                   44,942          96,051           85,281            60,711         11,139
   Consumer                                   1,869           2,422            4,298             5,136          5,312
                                           --------        --------         --------           -------        -------
     Total loans originated               1,083,398         819,862          587,282           312,488        160,706
                                           --------        --------         --------           -------        -------
Loans sold
   Commercial
   Real estate:
     SBA                                    199,236         129,813          108,213            44,046         12,336
     Construction                                 0               0                0                 0              0
     Other - Mortgage                        45,243         100,800           83,014            62,099         10,439
                                           --------        --------         --------           -------        -------
     Total loans sold                       244,479         230,613          191,227           106,145         22,775
                                           --------        --------         --------           -------        -------
Less:
   Principal repayments                     668,065         498,969          274,253           148,394        101,112

     Total loans                           $533,900        $363,046         $272,766          $150,964        $93,015
                                           ========        ========         ========           =======        =======

Brokered Loans Originated (1)
     Mortgage                               $60,604        $ 65,378         $ 72,742          $ 60,953        $36,172
     SBA                                   $154,515        $ 65,456         $ 29,612          $ 17,075          $   0


     (1) Brokered refers to loans that were originated by the Bank but funded by other financial institutions.

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

     Credit approval authority is segregated into three levels; the Board of Directors; the Management Loan Committee, where actions are reviewed and ratified by the Directors Loan Committee and the individual lending limits of loan officers. The limits for the various levels are determined by the Board of Directors and/or the President and reviewed periodically. The Board of Directors approves loans to insiders and meets monthly or more frequently if needed. The Management Loan Committee consists of the President, Executive Vice President/Real Estate Manager, the Executive Vice President/Chief Credit Officer, the Senior Vice President/Assistant Chief Credit Officer and Executive Vice President/Senior Loan Officer. The committee is chaired by the Chief Credit Officer and meets bi-weekly or more frequently as needed.

     If the loan is approved, the loan commitment specifies the terms and conditions of the proposed loan including the amount, interest rate, amortization term, a brief description of the required collateral, and the required insurance coverage. Generally, the borrower must provide proof of fire, flood (if applicable) and casualty insurance on the property serving as collateral, which insurance must be maintained during the full term of the loan. Also, generally, title insurance endorsed to the Company is required on all real estate secured loans.

     The Company maintains SBA loan production offices located throughout the United States. The SBA loan production offices are typically staffed with a business development officer who prepares the loan applications and compiles the necessary information regarding the applicant. The other construction lending and mortgage related loan production offices, all of which are in California, are typically staffed with business development officers, underwriters, and processors who send these loans files to the Company's main office where the credit decision is made. Our retail full service branches may include non-SBA commercial, mortgage and construction loan officers.

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

     The Company's SBA loans fall into two categories, loans originated under the SBA's 7a Program ("7a Loans") and loans originated under the SBA's 504 Program ("504 Loans"). For 2004, 7a Loans have represented approximately 67.4% of the SBA Loans originated by the Company while 504, piggyback, and B&I loans have represented the balance.

     Under the SBA's 7a Program, loans in excess of $150,000 are guaranteed 75% by the SBA. Generally, this guarantee may become invalid only if the loan does not meet the SBA underwriting, documentation, and servicing guidelines. Loans under $150,000 are guaranteed 85% by the SBA.

     In general, during 2004 the Company's policy permits SBA 7a Loans in amounts up to $2,000,000. Loans collateralized by real estate have terms of up to 25 years, while loans collateralized by equipment and working capital have terms of up to 10 years and 7 years, respectively. The Company requires a 10% down payment on most 7a Loans, with a 15% to 20% down payment on loans collateralized by hotels, motels and service stations.

     The Company sells the guaranteed portion SBA-7A loans, which is usually 75% of the loan. The remaining portion is the unguaranteed portion of the loans, a portion of which may also be sold. Approximately 5% of the 7a loans are required to stay on the books of the Company. Funding for these loans has come principally from retail deposit sources. The SBA loans generally have an interest rate of 1.50% to 2.50% over Wall Street Journal Prime Rate.

     The Company retains the servicing on the sold guaranteed portion of 7a Loans. The strategy of selling both the guaranteed and unguaranteed portion of the 7a Loans allows the Company to manage its capital levels and to ensure that funding is always available to meet the local community loan demand. Upon sale in the secondary market, the purchaser of the guaranteed portion of 7a Loans pays a premium to the Company, which generally is between 8% and 10% of the guaranteed amount and in the case of a sale of the unguaranteed portion, the premium is usually between 1% and 4%. The Company also receives a servicing fee equal to 1% to 5% of the guaranteed amount sold in the secondary market. In the event that a 7a Loan goes into default within 270 days of its sale, or prepays within 90 days, the Company is required to repurchase the loan and refund the premium to the purchaser. In the past three years, the Company has repurchased 28 loans, however only 1 of these repurchased loans required a refund of the premium. No refunds were owed on the other 27 loans repurchased.

     Under the SBA's 504 Program, the Company requires a 10% down payment. The Company then enters into a 50% first trust deed loan to the borrower and an interim 40% second trust deed loan. The first trust deed loan has a term of 20 years. The second trust deed loan is for a term of 120 days. Within the 120 day period of entering into the loan, the second trust deed loans are refinanced by SBA certified development companies and used as collateral for SBA guaranteed debentures. For 504 construction loans, the 120 day period does not commence until the notice of completion is filed. The first trust deed loans may be pre-sold by the Company with no recourse, prior to releasing the funds to the purchaser. The Company retains no servicing on 504 Loans after they are sold.

     The Company's SBA lending program and portions of its real estate lending are dependent on the continual funding and programs of certain federal agencies or quasi-government corporations including the SBA. The guaranteed portion of an SBA loan does not count towards the Company's loans-to-one-borrower limitation which, at December 31, 2004 was $10,115,471.

     SBA lending is a federal government created and administered program. As such, legislative and regulatory developments can affect the availability and funding of the program. This dependence on legislative funding and regulatory restrictions from time to time causes limitations and uncertainties with regard to the continued funding of such loans, with a resulting potential adverse financial impact on the Company's business. Currently, the maximum limit of individual 7a Loans which the SBA will permit is $2,000,000; however, last year, at this time, the limit was $750,000. Any reduction, like the one we experienced last year, could have a negative impact on the Company's business. Since the SBA lending of the Company constitutes a significant portion of the Company's lending business, this dependence on this government program and its periodic uncertainty with availability and amounts of funding creates greater risk for the Company's business than does other parts of its business.

Commercial Lending/Real Estate Lending

     Generally, our commercial loans are underwritten in our market area on the basis of the borrower's ability to service such debt from identified cash flow. We usually take as collateral a lien on available real estate, equipment or other assets and obtain a personal guaranty of the business principals.

     In addition to commercial loans secured by real estate, we make commercial mortgage loans to finance the purchase of real property, which generally consists of real estate on which structures have already been completed or will be completed and occupied by the borrower. We offer a variety of mortgage loan products that generally are amortized over five to 25 years. Our commercial mortgage loans are secured by first liens on real estate. Typically, we have both fixed and variable interest rates and amortize over a 10 to 25 year period with balloon payments due at the end of three to ten years. As a Preferred SBA Lender (discussed above), we also issue full term variable rate real estate loan commitments when the facility is enhanced by the underlying SBA guaranty. In underwriting commercial mortgage loans, consideration is given to the property's operating history, future operating projections, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit checks, appraisals, environmental assessments and a review of the financial condition of the borrower.

Construction Lending

     The Company originates construction loans on both one- to four-family residences and on commercial real estate properties. The Company originates two types of residential construction loans, owner-occupied and speculative. The Company originates owner-occupied construction loans to build single family residences. The Company will originate speculative construction loans to companies engaged in the business of constructing homes for resale. These loans may be for homes currently under contract for sale or homes built for speculative purposes to be marketed for sale during construction. For owner occupied single family residences, the borrower and the property must qualify for permanent financing. Prequalification for owner occupied single family residences is required. For commercial property, the borrower must qualify for permanent financing and the debt service coverage must be 1.20 to 1 or more. Qualification for commercial properties can be determined by the loan officer as part of the credit presentation. Absent such prequalification, a construction loan will not be approved by the Company. The Company originates land acquisition and development loans with the source of repayment being either the sale of finished lots or the sale of homes to be constructed on the finished lots. Construction loans are generally offered with terms up to 18 months.

     Construction loans are generally made in amounts up to 75% of the value of the security property for "spec" single family residences and commercial properties and up to 80% for owner-occupied single family residences. During construction, loan proceeds are disbursed in draws as construction progresses based upon inspections of work in place by independent construction inspectors. At December 31, 2004, the Company had construction loans, including land acquisition and development loans totaling $203,885,627 or 38.2% of the Company's total loan portfolio.

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

Consumer Lending

     Consumer loans include automobile loans, recreational vehicle loans, boat loans, home improvement loans, home equity lines of credit, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 120 months and vary based upon the nature of collateral and size of loan. The Company's portfolio of consumer loans primarily consists of installment loans secured by new or used automobiles, boats and recreational vehicles and loans secured by deposits. At December 31, 2004, consumer loans totaled $2,796,327.

     As of December 31, 2004, home equity loans totaled $4,481,655, or 0.8% of the Company's gross loan portfolio. The Company's home equity loans are adjustable-rate and reprice with changes in the Company's internal prime rate. Adjustable-rate home equity lines of credit are offered in amounts up to 80% of the appraised value. Home equity lines of credit are offered with terms up to 10 years.

Loan Servicing

     Loans are serviced by the Company's loan servicing department except for single family mortgage loans, which are sold shortly after being originated. The loan officer is responsible for the day-to-day relationship with the customer, unless the loan becomes delinquent, at which time the responsibilities are reassigned to credit administration. The loan servicing is centralized at the Company's corporate headquarters. As of December 31, 2004, the Company was servicing $440,301,270 of loans originated by the Company that were sold to other investors.

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

Credit Risk and Loan Review

     The Company incurs credit risk whenever it extends credit to, or enters into other transactions with, its customers. The risks associated with extensions of credit include general risk, which is inherent in the lending business, and risk specific to individual borrowers. Loan review and other loan monitoring practices provide a means for the Company's management to ascertain whether proper credit, underwriting and loan documentation policies, procedures and practices are being followed by the Company's loan officers and are being applied uniformly throughout the Company. The Chief Credit Officer, and the Assistant Chief Credit Officer oversees the daily administration of loan review. They also approve loan officer requests for changes in risk ratings. Loan officers are responsible for continually grading their loans so that individual credits properly reflect the risk inherent therein. On an semi-annual basis, the Board of Directors provides for a third-party outside loan review of all loans that meet certain criteria originated since the previous review. While the Company continues to review these and other related functional areas, there can be no assurance that the steps the Company has taken to date will be sufficient to enable it to identify, measure, monitor and control all credit risk.

Concentrations of Credit

     The Company's primary investment is in loans, 94.9% of which are secured by real estate. Therefore, although the Company monitors the real estate loan portfolio on a regular basis to avoid undue concentrations to a single borrower or type of real estate collateral, real estate in general is considered a concentration of investment. The Company seeks to mitigate this risk by requiring each borrower to have a certain amount of equity in the real estate at the time of origination, depending on the type of real estate and the credit quality of the borrower. Trends in the market are monitored closely by management on a regular basis.

     Under federal law, the Company's ability to make aggregate loans-to-one-borrower is limited to 15% of unimpaired capital and surplus (as of December 31, 2004, this amount was $10,115,471) plus an additional 10% of unimpaired capital and surplus if a loan is secured by readily-marketable collateral (defined to include only certain financial instruments, cash equivalent collateral and gold bullion).

Investment Activities

     The investment policy of the Company, as established by the Board of Directors, attempts to provide for and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Company's lending activities. The Company's policies provide the authority to invest in bank-qualified securities. The Company's policies provide that all investment purchases, that are outside the policy guidelines, be approved by the Board of Directors or committee thereof. Purchases and sales under this limitation and within the guidelines of the policies may be completed in the discretion of the President, the Chief Financial Officer or the Chief Operating Officer. At December 31, 2004, the Company held $2,377,800 in Federal Reserve Bank Stock and Federal Home Loan Bank stock as well as $16,800,000 in federal funds sold.

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

     The Company realizes a significant portion of its income from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits. The volumes and yields on loans, deposits and borrowings are affected by market interest rates. As of December 31, 2004, 95.8% of the Company's loan portfolio was tied to adjustable rate indices. The majority of the adjustable rate loans are tied to Wall Street Journal prime rate and reprice immediately. The exception is 7a Loans, which reprice on the first day of the subsequent quarter after a change in prime. As of December 31, 2004, 52.5% of the Company's deposits were time deposits with a stated maturity (generally one year or less) and a fixed rate of interest. As of December 31, 2004, 100% of the Company's borrowings were floating rate with a remaining term of 28-30 years.

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

     Contractual Static GAP Position as of December 31, 2004
     -------------------------------------------------------

                                        Within       Three Months     Year But
                                         Three        But Within        Within          After
                                        Months         One Year       Five Years       Five Years          Total
                                        --------     ------------     ----------       ----------       -----------
                                                                    (Dollars in Thousands)
     Interest-Earning Assets:
          Federal Funds Sold           $  16,800    $           0    $         0       $        0       $   16,800
          Certificates of Deposit              0                0              0                0                0
          Investment Securities                0                0              0                0                0
          Loans                          455,939           37,749         35,256            4,956          533,900
                                        --------     ------------     ----------       ----------       -----------
                                Total  $ 472,739    $      37,749    $    35,256       $    4,956       $  550,700
                                        --------     ------------     ----------       ----------       -----------
     Interest-Bearing Liabilities
          Money Market and NOW         $  73,880    $           0    $         0       $        0       $   73,880
          Savings                         41,839                0              0                0           41,839
          Time Deposits                  141,288          138,743            965               10          281,006
          Other Borrowings                20,000                0              0              620           20,620
                                        --------     ------------     ----------       ----------       -----------
                                Total  $ 277,007    $     138,743    $       965       $      630       $  417,345
                                        --------     ------------     ----------       ----------       -----------

     Period GAP                        $ 195,732    $    (100,994)   $    34,291      $     4,326
     Cumulative GAP                      195,732           94,738        129,029          133,355

     Period GAP to Total Assets             32.3%          (16.6)%           5.6%            0.7%
     Cumulative                             32.3%            15.6%          21.3%           22.0%
     GAP

                         Total Assets                                                                   $  606,827
                                                                                                        ==========

     The following table shows the effects of changes in projected net interest income for 2005 under the interest rate shock scenarios stated in the table. The table was prepared as of December 31, 2004, at which time the Company's internal prime rate was 7.25% and Wall Street Journal prime rate was 4.25%.


                                 Projected Net                    Change from                   % Change from
Changes in Rates                Interest Income                    Base Case                      base Case
--------------------------- ---------------------------- --------------------------------- ----------------------------
                                              (Dollars in Thousands)
          + 300 bp          $35,212                                 $5,413                             18%
          + 200 bp          $33,342                                 $3,543                             12%
          + 100 bp          $31,492                                 $1,693                              6%
              0 bp          $29,799                                    $ 0                              0%
           -100 bp          $30,492                                  $ 693                              2%
           -200 bp          $31,316                                 $1,517                              5%
           -300 bp          $32,197                                 $2,398                              8%


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

Non-Accrual, Past Due and Restructured Loans

     Nonperforming assets consist of nonperforming loans and Other Real Estate Owned (OREO). The Company had $1,908,169 of non-performing loans as of December 31, 2002, of which $1,077,597 was guaranteed by the SBA, compared to $6,764,713 of non-performing loans as of December 31, 2003 of which $5,269,317 was government guaranteed. At December 31, 2004, the Company had $11,799,346 of nonperforming loans, $8,140,267 of which were government guaranteed. There was $302,698 of OREO at December 31, 2004 and $485,036 at year end 2003.

     Pursuant to SBA operating procedures, real estate collateral is liquidated when a loan becomes uncollectible. Should there be a shortfall in liquidation proceeds of an SBA guaranteed loan, the SBA will assume 75% - 85% of that shortfall. The ratio of nonperforming loans to total loans (after reducing for SBA guarantees) was .69%, .41% and .31% for the years ended 2004, 2003, and 2002, respectively.

     We generally place a loan on nonaccrual status and cease accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days, however, are placed on nonaccrual status, unless the loan is both well secured and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a deduction of principal as long as doubt exists as to collection. We are sometimes required to revise a loan's interest rate or repayment terms in a troubled debt restructuring. As of December 31, 2002 restructured loans were $1,064,217 as compared to $948,691 at December 31, 2003 and $154,303 at December 31, 2004. Our internal loan review department regularly evaluates potential problem loans as to risk exposure to determine the adequacy of our allowance for loan losses.

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

     The following table presents information concerning nonaccrual loans, OREO, accruing loans which are contractually past due 90 days or more as to interest or principal payments and still accruing, and restructured loans:


                  Nonaccrual, Past Due, and Restructured Loans

                                                                            December 31,
                                                ----------------------------------------------------------------------
                                                        2004           2003            2002          2001        2000
                                                ------------- -------------- --------------- ------------- -----------
                                                                       (Dollars in Thousands)
Nonaccrual loans (Gross):
     Commercial                                      $ 2,582          $ 949           $ 575         $   0        $  0
     Real estate - Construction                            0              0               0             0           0
     Real estate - Other                               9,217          5,816           1,333            99         272
     Installment                                           0              0               0             0           0
                                                ------------   ------------   -------------   -----------  ----------
       Total                                          11,799          6,765           1,908            99         272
OREO                                                     303            485               0             0           0
                                                ------------   ------------   -------------   -----------  ----------
Total nonaccrual loans and OREO                     $ 12,102        $ 7,250          $1,908         $  99       $ 272
                                                ============   ============   =============   ===========  ==========

Total nonaccrual loans as a percentage of               2.2%           1.7%             .7%           .1%         .3%
   total loans
Total nonaccrual loans and OREO as a                    2.3%           2.0%             .7%           .1%         .3%
   percentage of total loans and OREO
Allowance for loan losses to total loans                1.2%           1.0%            1.1%           .8%        1.0%

Allowance for loan losses to nonaccrual loans          53.9%          86.7%          158.0%            0%      340.0%
Loans past due 90 days or more on accrual status:
     Commercial                                        $   0           $  0            $  0          $  0        $  0
     Real estate                                           0              0               0           100           0
     Installment                                           0              0               0             0           0
                                                ------------   ------------   -------------   -----------  ----------
       Total                                               0              0               0             0           0
                                                ============   ============   =============   ===========  ==========
Restructured loans:
     On accrual status                                $  154            949           1,064             0           0
     On nonaccrual status                                  0              0               0             0           0
                                                ------------   ------------   -------------   -----------  ----------
       Total                                          $  154          $ 949          $1,064          $  0        $  0
                                                ============   ============   =============   ===========  ==========


     The table below summarizes the approximate changes in gross nonaccrual loans for the years ended December 31, 2004 and 2003.

                        Changes in Gross Nonaccrual Loans


                                                                           2004          2003
                                                                      --------------- -----------
                                                                        (Dollars in Thousands)
Balance, beginning of the year                                               $ 6,675      $1,908
Loans placed on nonaccrual                                                     5,293       4,041
Charge-offs                                                                   (1,097)       (536)
Loans returned to accrual status                                                   0           0
Repayments (including interest applied to principal)                           2,338       2,688
Transfers to OREO                                                             (1,410)      1,336
                                                                      --------------- -----------
Balance, end of year                                                         $11,799      $6,765
                                                                      =============== ===========

     The additional interest income that would have been recorded from nonaccrual loans, if the loans had not been on nonaccrual status was $549,105, $445,311, and $160,715 for the years ended December 31, 2004, 2003, and 2002, respectively.

     Interest payments received on nonaccrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case, the interest payment is recognized as interest income. Interest income not recognized on nonaccrual loans reduced the net interest margin by .12%, .13% and ..07% basis points for the years ended December 31, 2004, 2003, and 2002, respectively.

Other Real Estate Owned

     The amount of the Bank's OREO was $302,698 at December 31, 2004 compared to $485,036 a year ago. The Bank's policy is to record these properties at estimated fair value, net of selling expenses, at the time they are transferred into OREO, thereby tying future gains or losses from sale or potential additional write-downs to underlying changes in the market.

Potential Problem Loans

     At December 31, 2004, in addition to loans disclosed above as past due, nonaccrual or restructured, management also identified $3,078,845 of additional classified loans net of SBA guaranteed loans, where the ability to comply with the present loan payment terms in the future is questionable. However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place these loans on nonaccrual status at December 31, 2004. This amount was determined based on analysis of information known to management about the borrowers' financial condition and current economic conditions. Estimated potential losses from these potential problem loans have been provided for in determining the allowance for loan losses at December 31, 2004.

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

     We follow a loan review program to evaluate credit risk in our loan portfolio. Through the loan review process, we maintain an internally classified loan watch list, which along with the delinquency list of loans, helps us assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as "substandard" are those loans with clear and defined weaknesses such as a highly leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize ultimate recoverability of the debt.

     Loans classified as "doubtful/potential loss" are those loans that have characteristics similar to substandard accounts but with an increased risk that a loss may occur, or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans include some loans that are delinquent at least 30 days or on nonaccrual status. Loans classified as "potential loss" are those loans that are identified as having a high probability of being liquidated with loss within the next 12 months.

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

     In order to determine the adequacy of the allowance for loan loss, we consider the risk classification or delinquency status of loans and other factors, such as collateral value, portfolio composition, trends in economic conditions, including those discussed below, and the financial strength of borrowers. We establish specific allowances for loans which management believes require reserves greater than those allocated according to their classification or delinquent status as prescribed in SFAS No. 114 (as amended by SFAS No. 118). The amount of the special allowance is based on the estimated value of the collateral securing the loans and other analyses pertinent to each situation. Loans are identified for specific allowances from information provided by several sources, including asset classification, third party reviews, delinquency reports, periodic updates to financial statements, public records and industry reports. All loan types are subject to specific allowances once identified as impaired or non-performing. In addition, the company has set up a reserve for undisbursed loans in the amount of 0.2% of the total of undisbursed loans. This reserve, which is separate from the allowance for loan loss, was $487,000 at 12/31/04.

     Additionally, we use three approaches for the analysis of the performing portfolio: general factors, historical losses, and examiner rule of thumb. These methods are further broken down into identified loan pools within our portfolio. Using these methodologies, we allocate reserves to each identified loan classification and to performing loan pools. All pools are evaluated by all methods. We then charge to operations a provision for loan losses to maintain the allowance for loan losses at an adequate level as determined by the foregoing methodology.

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

     Consequently, in evaluating the adequacy of our allowance for loan losses, management incorporates, among many other factors, the effect on borrowers of an economic downturn in the real estate related industries, the diversification of the loan portfolio and economic indicators and conditions. Additionally, we have several procedures in place to assist us in minimizing credit risk and maintaining the overall quality of our loan portfolio. We frequently review and update our underwriting guidelines and monitor our delinquency levels for any negative or adverse trends. Due to the current economic indicators and our portfolio mix, but principally due to our significant growth, we made substantial provisions to our loan loss reserve collectively during the third and fourth quarters of 2005. No assurances can be given that additional substantial increases in the allowance or alteration of underwriting standards will not be necessary in the future.

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

     The following table summarizes the activity in the allowance for loan losses for the five years ended December 31, 2004:


                                                                 Allowance for Loan Losses
                                                                  Year ended December 31,
                                       -------------------------------------------------------------------------------
                                             2004             2003           2002            2001            2000
                                       -------------------------------------------------------------------------------
                                                                   (Dollars in Thousands)
Loans outstanding                          $530,196           $360,749        $268,409         $149,035      $ 91,611
Average amount of loans outstanding         446,493            318,600         284,849          118,440        73,334
Balance of allowance for loan                 3,608              3,017           1,239              928           552
losses, beginning of years
Loans charged off:
   Commercial                                  (986)              (464)           (338)               0             0
   Real estate - Construction                     0                  0               0                0             0
   Real estate - Other                         (105)               (37)           (354)             (89)          (19)
   Consumer                                      (6)                (4)            (15)               0            (1)
                                           --------            -------        --------         --------      --------
Total loans charged off                    $ (1,097)           $  (505)       $   (707)        $    (89)     $    (20)
                                           ========            =======        ========         ========      ========

Recoveries of loans previously charged off:
   Commercial                                    23                 19              11                0             0
   Real estate - Construction                     0                  0               0                0             0
   Real estate - Other                            3                 33               3                0            10
   Consumer                                       4                 22              11                0             1
                                           --------            -------        --------         --------      --------
   Total recoveries                              30                 74              25                0            11
                                           --------            -------        --------         --------      --------
Net loans charged off                        (1,067)              (431)           (652)             (89)           (9)
Provision for Loan loss Expense               3,821              1,022           2,460              400           385
                                           --------            -------        --------         --------      --------
Balance, end of year                        $ 6,362            $ 3,608        $  3,017          $ 1,239        $  928
                                           ========            =======        ========         ========      ========
Ratio of net charge-offs to average            .20%               .14%            .33%             .07%          .01%
 loans


     The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.


                                             At the Years Ended December 31,
                                   2004                              2003                              2002
                      ------------------------------   --------------------------------  ------------------------------
                                            % in                               % in                             % in
                                            Loans in                          Loans in                         Loans in
                                   % of       Each                  % of        Each                 % of        Each
                                 Allowance  Category   Allowance  Allowance   Category             Allowance   Category
                      Allowance  to Total   to Total     Amt.     to Total    to Total   Allowance to Total    to Total
                        Amt.       Amt.       Loans                  Amt.       Loans      Amt.       Amt.       Loans
                      ------------------------------   --------------------------------  ------------------------------
                                                            (Dollars in Thousands)
Commercial               $ 178        2.8%      3.1%      $ 154        4.3%       6.5%     $172         5.7%       9.1%
Real Estate              1,590       25.0%     36.4%        655       18.2%      33.4%      667        22.1%      35.9%
Construction/Land
Development              1,958       30.7%     38.0%        589       16.3%      31.2%      391        13.0%      22.4%
Mortgage                     0          0%       .4%          0         .0%        .7%        0                    2.8%
SBA                      2,612       41.1%     21.6%      2,184       60.5%      27.3%    1,741        57.7%      28.2%
Consumer & Other            24         .4%       .5%         26         .7%        .9%       46         1.5%       1.6%
                       -------      ------    ------     ------      ------     ------   ------       ------     ------
Total                  $ 6,362      100.0%    100.0%     $3,608      100.0%     100.0%   $3,017       100.0%     100.0%
                       =======      ======    ======     ======      ======     ======   ======       ======     ======


                         At the Years Ended December 31,


                                                                   2001                             2000
                                                      -------------------------------- -------------------------------
                                                                            % in                            % in
                                                                            Loans in                        Loans in
                                                                 % of        Each                % of        Each
                                                                Allowance   Category            Allowance   Category
                                                                to Total    to Total            to Total    to Total
                                                        Amt. Amt. Loans Amt.
Amt. Loans
                                                      -------------------------------- -------------------------------
                                                             (Dollars in Thousands)
Commercial                                                 $80        6.5%      10.8%      $86         9.3%     13.3%
Real Estate                                                291       23.5%      36.9%      212        22.8%     39.1%
Construction/Land
Development                                                186       15.0%      25.1%      171        18.4%     25.3%
Mortgage                                                     3         .2%       4.4%        4          .4%      1.8%
SBA                                                        639       51.6%      19.4%      424        45.8%     15.8%
Consumer & Other                                            40        3.2%       3.4%       31         3.3%      4.7%
                                                       -------      ------     ------    -----       ------    ------
Total                                                  $ 1,239      100.0%     100.0%    $ 928       100.0%    100.0%
                                                       =======      ======     ======    =====       ======    ======


     Based on the recent history of charge offs in the Company's loan portfolio, the Company has allocated a higher percentage of its reserve for loan losses, increasing the percentage allocated from .76% as of December 31, 2003 to 1.08% as of December 31, 2004 for the low allocation, and from .87% as of December 31, 2003 to 1.20% as of December 31, 2004 for the high allocation. Other changes are the result of relative changes in the size of the loan portfolios. As a result of past decreases in local and regional real estate values and the significant losses experienced by many financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as a part of the examinations of such institutions by banking regulators. While the Company believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Company's financial condition and results of operations.

Deposits

     The daily average balances and weighted average rates paid on deposits and other borrowings for each of the years ended December 31, 2004, 2003 and 2002 are represented below.


                            Years Ended December 31,

                              2004                                2003                               2002
                ---------------------------------- ----------------------------------- ---------------------------------
                           % of total     Average               % of total    Average               % of total   Average
                  Average     Avg.         Rate      Average       Avg.        Rate      Average       Avg.        Rate
                  Balance   Deposits        %        Balance     Deposits       %        Balance     Deposits       %

                                                            (Dollars in Thousands)
Now                 $31,588        6.5%      .14%       $24,075       6.7%       .10%      $18,564        8.2%      .10%
Money Market         37,770        7.8%     1.20%        37,238      10.4%      1.43%       38,621       16.9%     1.62%
Savings              50,699        8.4%      .46%        32,739       9.2%       .59%       27,951       12.3%      .82%
Time deposits       113,802       23.4%     2.12%        75,177      21.1%      2.44%       26,509       11.6%     3.04%
less than
$100,000
Time deposits       112,964       23.3%     2.19%        76,998      21.6%      2.46%       35,682       15.7%     3.10%
$100,000 and
over
Other                20,195        4.2%     4.04%        10,906       3.1%      4.32%       10,581        4.6%     3.21%
Borrowings       ----------                            --------      -----               ---------      ------

Total               357,018       73.5%     1.79%       257,133      72.1%      1.92%      157,908       69.3%     1.98%
interest-bearing
liabilities
Non                 128,670       26.5%     0.00%        99,565      27.9%      0.00%       69,972       30.7%     0.00%
interest-bearing ----------                            --------      -----               ---------      ------
deposit

Total              $485,689      100.0%     1.32%      $356,698     100.0%      1.38%     $227,880      100.0%     1.37%
Deposits &       ==========                            ========     ======               =========      ======
Other
Borrowings


     At December 31, 2004, the Company had $145,091,164 in time deposits in the amounts of $100,000 or more consisting of 990 accounts maturing as follows:



Maturity Period                                                       Amount               Weighted Average Rate
--------------------------------------------------------------       ---------             ---------------------
Three months or less                                                 $ 77,279                2.287%
Greater than Three Months to Six Months                                42,564                2.255%
Greater than Six Months to Twelve Months                               24,720                2.448%
Greater than Twelve Months                                                528                2.659%
                                                                     ---------
Total                                                                $ 145,091               2.312%
                                                                     =========

Short-term Borrowings

     Set forth below is a schedule of outstanding short-term borrowings (less than or equal to 1 year):


                                                                             Year Ended December 31,
                                                             ----------------------------------------------------
                                                                    2004                2003               2002
                                                             ----------------------------------------------------
                                                                              (Dollars in Thousands)
Federal Funds Purchased                                      $   0                 $  0                   $   0
FHLB Advances                                                    0                    0                  10,000
Line of Credit                                                   0                    0                       0
                                                             -------------        -------------      ------------
Total Short-term Borrowings                                  $   0                 $  0                 $10,000
                                                             =============        =============      ============


Time Certificate of Deposits

     Set forth is a maturity schedule of domestic time certificates of deposit of $100,000 or more at the indicated period.

                                                 At December 31, 2004
                                            -------------------------------
                                                (Dollars in Thousands)
   Three months or less                                $ 77,280
   Over three through 12 months                          67,283
   Over one through five years                              528
                                                    -----------
   Total                                              $ 145,091
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

     As a bank holding company, the Company principally is subject to Federal Reserve regulations. The Company is required to file with the Federal Reserve quarterly and annual reports and such additional information the Federal Reserve may require pursuant to the BHCA. The Federal Reserve may conduct examinations of bank holding companies and their subsidiaries.

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

Recent and Proposed Legislation

     From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks and other financial institutions are frequently made in Congress, in the California legislature and by various bank regulatory agencies.

Sarbanes-Oxley Act

     On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 ("Sox") implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the bill restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client will require pre-approval by the company's audit committee members. In addition, the audit partners must be rotated. Sox requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under Sox, legal counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the Board of Directors or the Board itself.

     Longer prison terms and increased penalties will also be applied to corporate executives who violate federal securities laws. The period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading during retirement plan "blackout" periods, and loans to company executives are restricted (banks are generally exempted from this restriction). Sox accelerates the time frame for disclosures by public companies, including fairly immediately disclosure of any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

     Sox also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statement's materially misleading. Sox also required the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. In addition, Sox requires that each financial report required to be prepared in accordance with (or reconciled to) GAAP and filed with the SEC reflect all material correcting adjustments that are identified by a "registered public accounting firm" in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

     The Company believes it has complied, and will use its best efforts to continue to comply, with the requirements of Sox and the regulations and ruling promulgated thereunder. As with most other companies that are required to comply with Sox, the Company has incurred, and will in the future incur, significant costs as a result of its compliance efforts. Such costs and efforts, however, are not expected to have a material adverse effect upon the Company.

USA PATRIOT Act

     On October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 ("USA PATRIOT Act"). Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures and controls generally require financial institutions to take reasonable steps: (1) to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction; (2) to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions; (3) to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and (4) to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

     In October 2003, the Board of Directors of Bank adopted comprehensive policies and procedures to address the requirements of the USA PATRIOT Act and in October 2004, these policies will be substantially amended and will be reviewed and again adopted by the Board. Although compliance with the USA PATRIOT Act has caused the Company to incur some expense and change some of it record and bookkeeping policies and procedures, compliance has not had a material adverse effect upon the Company and it is not expected that future compliance will cause this to change.

Gramm-Leach-Bliley Act

     On November 12, 1999, President Clinton signed into law the
Gramm-Leach-Bliley Act. That legislation eliminated many of the barriers that had separated the insurance, securities and banking industries since the Great Depression. The federal banking agencies (the Federal Reserve, FDIC and Comptroller) among others, have drafted regulations to implement the Gramm-Leach-Bliley Act.

                  The Gramm-Leach-Bliley Act is the result of a decade of debate in the Congress regarding a fundamental reformation of the nation's financial system. The law is subdivided into seven titles, by functional area. Title I acts to facilitate affiliations among banks, insurance companies and securities firms. Title II narrows the exemptions from the securities laws previously enjoyed by banks, requires the Federal Reserve and the SEC to work together to draft rules governing certain securities activities of banks and creates a new, voluntary investment bank holding company. Title III restates the proposition that the states are the functional regulators for all insurance activities, including the insurance activities of federally-chartered banks. The law bars the states from prohibiting insurance activities by depository institutions. The law encourages the states to develop uniform or reciprocal rules for the licensing of insurance agents. Title IV prohibits the creation of additional unitary thrift holding companies. Title V imposes significant requirements on financial institutions related to the transfer of nonpublic personal information. These provisions require institutions to develop and distribute to accountholders an information disclosure policy, and require that the policy allow customers to, and for the institution to, honor a customer's request to "opt-out" of the proposed transfer of specified nonpublic information to third parties. Title VI reforms the Federal Home Loan Bank system to allow broader access among depository institutions to the system's advance programs, and to improve the corporate governance and capital maintenance requirements for the system. Title VII addresses a multitude of issues including disclosure of ATM surcharging practices, disclosure of agreements among non-governmental entities and insured depository institutions which donate to non-governmental entities regarding donations made in connection with the CRA, and disclosure by the recipient non-governmental entities of how such funds are used. Additionally, the law extends the period of time between CRA examinations of community banks.

     The Company does not believe that the Gramm-Leach-Bliley Act has had or will have a material adverse effect upon the operations of the Company. While many companies have stated that the effect could be increased competition, the Company has not experienced this in any manner that is apparently attributable to the Gramm-Leach-Bliley Act.

Community Reinvestment Act and Fair Lending Developments

     The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantive penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.

Safety and Soundness Standards

The Federal Deposit Insurance Corporation Act ("FDICIA") also implemented certain specific restrictions on transactions and required federal banking regulators to adopt overall safety and soundness standards for depository institutions related to internal control, loan underwriting and documentation and asset growth. Among other things, FDICIA limits the interest rates paid on deposits by undercapitalized institutions, restricts the use of brokered deposits, limits the aggregate extensions of credit by a depository institution to an executive officer, director, principal shareholder or related interest, and reduces deposit insurance coverage for deposits offered by undercapitalized institutions for deposits by certain employee benefits accounts. The federal banking agencies may require an institution to submit to an acceptable compliance plan as well as have the flexibility to pursue other more appropriate or more effective courses of action depending upon the circumstances and the severity of noncompliance.

Activities of Subsidiaries of National Banks

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

Privacy

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

Compliance with the rules was optional until July 1, 2001. As of July 1, 2001, and thereafter, the Company has implemented and, as necessary, updated and enhanced its procedures and practices in this critical area. California as well as other states has adopted additional privacy rules. In the case of California, the rules are more restrictive than the federal laws and regulations. These California rules might not apply to the Bank but would likely apply to any activities at the Company level.

Pending Legislation

Changes to federal and state laws and regulations (including changes in interpretation or enforcement) can affect the operating environment of bank holding companies and their subsidiaries in substantial and unpredictable ways. From time to time, various legislative and regulatory proposals are introduced. These proposals, if codified, may change banking statutes and regulations and the Company's operating environment in substantial and unpredictable ways. If codified, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. The Company cannot accurately predict whether those changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon our financial condition or results of operations. It is likely, however, that the current high level of enforcement and compliance-related activities of federal and state authorities will continue and potentially increase.

Capital Adequacy Requirements

     The  Federal   Reserve  and  the  Comptroller   have  adopted   regulations
establishing minimum requirements for capital adequacy. These agencies may establish higher minimum requirements if, for example, a bank or company previously has received special attention or has a high susceptibility to interest rate risk.

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

     As of December 31, 2004, the Company's Tier I leverage ratio was 9.20%, Tier I risk-based ratio was 9.68% and its total risk-based ratio was 11.81%.

     The Comptroller's leverage-based capital guidelines require national banks to maintain a minimum 3% Tier I leverage capital ratio for the most highly-rated banks, with all other banks required to meet a higher minimum leverage ratio that is 1% or more above the minimum. The risk-based capital guidelines provide that banks must maintain a minimum capital-to-risk-weighted-assets ratio of 8% and a minimum ratio of Tier I capital-to-risk-weighted-assets of 4%. The guidelines provide a general framework for assigning assets and off-balance sheet items to broad risk categories and provide procedures for the calculation of the risk-based capital ratio.

     As of December 31, 2004, the Tier I leverage ratio of the Bank's was 10.03%, the Bank's Tier I risk-based ratio was 10.54% and the total risk-based ratio was 11.64%.

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

     The Bank was "well-capitalized" according the guidelines discussed above, as of December 31, 2004.

Deposit Insurance Assessments

     The Bank must pay assessments to the FDIC for federal deposit insurance protection. FDIC insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher-risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. The Bank paid $57,543 of FDIC Assessments in 2004, as compared to $44,715 in 2003. The current range of BIF and Saving Association Insurance Fund ("SAIF") assessments are (not including FICO bond assessments) between 0.0% and 0.27% of deposits. The rate for the Bank was 0% for 2003 and 2004.

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

     An increase in the assessment rate may have a material adverse effect on the Company's earnings, depending on the amount of the increase. Based upon an increase in the amount of the bank insurance fund ("BIF") for the quarter ended June 30, 2004 and the preliminary results for September 30, 2004, which show a further increase, it appears that an increase in the deposit insurance premium amount is unlikely in the near term.

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

Examinations

     The Federal Reserve through the BHCA has the authority to examine and evaluate the Company and its subsidiaries. The Comptroller periodically examines and evaluates national banks, including the Bank. These examinations review areas such as capital adequacy, reserves, loan portfolio quality and management, consumer and other compliance issues, investments and management practices. In addition to these regular examinations, we are required to furnish quarterly and annual reports to the Federal Reserve and the Comptroller. Both agencies may exercise cease and desist or other supervisory powers if actions represent unsafe or unsound practices or violations of law. Further, any proposed addition of any individual to the board of directors of a bank or the employment of any individual as a senior executive officer of a bank, or the change in responsibility of such an officer, will be subject to 90 days prior written notice to the Comptroller if a bank is not in compliance with the applicable minimum capital requirements, is otherwise a troubled institution or the Comptroller determines that such prior notice is appropriate for a bank. The Comptroller then has the opportunity to disapprove any such appointment.

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

     Transactions between a bank and its "affiliates" are quantitatively and qualitatively restricted under the Federal Reserve Act. The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The Federal Reserve has also recently issued Regulation W, which codified prior regulations under Sections 23A and 23B of the Federal Reserve Act and provides interpretative guidance with respect to affiliate transactions.

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

Additional Factors That May Affect Future Results of Operations

     In addition to the other information contained in this Annual Report, the following risks may affect the Company. If any of these risks occur, the Company's business, financial condition or operating results could be adversely affected.

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

The Company's Growth May Not Be Managed Successfully

     The Company has grown substantially from $431,212,118 in total assets and $383,487,366 in total deposits at December 31, 2003 to $606,827,529 in total assets and $534,766,705 in total deposits at December 31, 2004. The Company expects to continue to experience significant growth in assets, deposits and scale of operations. If the Company does not manage its growth effectively, the Company will not have adequate resources to maintain and secure key relationships contemplated by its business plan, and its business and prospects could be harmed. The Company's growth subjects it to increased capital and operating commitments. The Company must recruit experienced individuals that have the skills and experience that it needs to transition the areas of its lending concentration. The plans for continued growth have placed and will continue to place a significant strain on the Company's personnel, systems, and resources. The Company cannot guarantee that it will be able to obtain and train qualified individuals to implement its business strategy in a timely, cost effective and efficient manner.

Dependence on Real Estate

     A significant portion of the loan portfolio of the Bank is dependent on real estate. At December 31, 2004, real estate served as the principal source of collateral with respect to approximately 94.9% of the Bank's loan portfolio. A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by the Bank, as well as the Company's financial condition and results of operations in general and the market value of the Company's common stock. Acts of nature, including earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company's financial condition.

     In the course of business, the Company may in the future acquire, through foreclosure, properties securing loans which are in default. In commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, the Bank might be required to remove these substances from the affected properties at its sole cost and expense. The cost of this removal could substantially exceed the value of affected properties. The Bank may not have adequate remedies against the prior owner or other responsible parties or could find it difficult or impossible to sell the affected properties. This could have a material adverse effect on the Company's business, financial condition and operating results.

Interest Rate Changes

     The earnings of the Company are substantially affected by changes in prevailing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and the rates the Bank must pay on deposits and borrowings. The difference between the rates the Bank receives on loans and securities and the rates it must pay on deposits and borrowings is known as the interest rate spread. Given the Bank's current volume and mix of interest bearing assets, the Bank's interest rate spread can be expected to increase when market interest rates are rising, and to decline when market interest rates are declining. Although the Bank believes its current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse impact on its business, financial condition and result of operations.

Competition

     Competition may adversely affect the Company's performance. The financial services business in the Company's market area is highly competitive and becoming more so due to changes in regulation, technological advances and the accelerating pace of consolidation among financial service providers. The Bank faces competition both in attracting deposits and making loans. The Bank competes for loans principally through competitive interest rates and the efficiency and quality of the services provided. Increasing levels of competition in the banking and financial services businesses may reduce the market share or cause the prices charged for services to fall. Many of the financial intermediaries operating in the Bank's market area offer certain services, such as trust, investment and international banking services, which the Bank does not offer directly. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries have larger lending limits. These services the Bank may not offer directly may prompt customers to do business with competitors instead of with the Bank. Results may differ in future periods depending on the nature or level of competition.

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

     SBA lending is a federal government created and administered program. As such, legislative and regulatory developments can affect the availability and funding of the program. This dependence on legislative funding and regulatory restrictions from time to time causes limitations and uncertainties with regard to the continued funding of such loans, with a resulting potential adverse financial impact on the Bank's business. Currently, the maximum limit on individual 7a loans which the SBA will permit is $2,000,000. Any reduction in this level could have a negative impact on the Company's business. Since the SBA business at the Bank constitutes a significant portion of the Bank's lending business, this dependence on this government program and its periodic uncertainty with availability and amounts of funding creates greater risk for the Bank's business than does other parts of its business.

Borrower's Failure to Perform

     A significant number of the Bank's borrowers and guarantors may fail to perform their obligations as required by the terms of their loans, which could result in larger than expected losses. This risk increases when the economy is weak. The Bank has adopted underwriting and credit policies, and loan monitoring procedures, including the establishment and monitoring of allowance for loan losses. Management believes these provisions are reasonable and adequate, and should keep loan losses within expected limits by assessing the likelihood of nonperformance, tracking loan performance and diversifying the credit portfolio. However, these policies and procedures may not be adequate to prevent unexpected losses that could materially and adversely affect the results of operations.

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

Subsidiaries

     The Bank is a subsidiary of the Company. In June 2002, the Company formed Temecula Valley Statutory Trust I, a Connecticut statutory trust and wholly owned subsidiary of the Company for the purpose of issuing trust preferred securities. In September 2003, the Company formed Temecula Valley Statutory Trust II, a Connecticut statutory trust and wholly owned subsidiary of the Company for the purpose of issuing trust preferred securities. In September 2004, the Company formed Temecula Valley Statutory Trust III, a Delaware statutory trust and wholly owned subsidiary of the Company for the purpose of issuing trust preferred securities.


Employees

     As of December 31, 2004, the Bank had 229 full-time employees, 9 of whom were executive officers. There are no employees at the Company. We provide medical insurance and other benefits to our full-time employees. Our employees are not represented by any collective bargaining group. We consider our relations with our employees to be satisfactory.

ITEM 2:           PROPERTIES

     The Bank conducts business at seven full-service banking offices in Southern California and multiple loan production offices in nine states, including California. The main office facilities are located at 27710 Jefferson Avenue, Suite A100, Temecula, California. As of December 31, 2004, the Bank owned the property at one of its branch locations. The remaining banking offices and other offices are leased by the Bank. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance. Total future annual rental payments (exclusive of operating charges and real property taxes) are approximately $5,505,957, with lease expiration dates ranging from 2005 to 2014, exclusive of renewal options.

     We believe that our existing facilities are adequate for our present purposes and that the properties are adequately covered by insurance.

ITEM 3:           LEGAL PROCEEDINGS

     From time to time, we are involved in legal proceedings arising in the normal course of business. We do not believe that there is any pending or threatened proceeding against the Company or the Bank which, if determined adversely, would have a material effect on our business, financial condition or results of operation.

     The Company is not aware of any material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of the voting securities of the Company as of December 31, 2004, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

     No matters were submitted to a vote of security holders during the fourth quarter of 2004.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON
                  EQUITY AND RELATED STOCKHOLDER MATTERS

Trading Information

     The Company's common stock is quoted in The Over-the-Counter market under the symbol TMCV.OB. As reported by the OTC Bulletin Board, information concerning the range of high and low bid information prices for the Company's common stock for each quarterly period within the past two fiscal years is set forth below. The below quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                  Quarter Ended                 High/Ask        Low/Bid
                  -------------                 --------        -------
                  2004
                  March 31                       $ 14.00         $ 10.75
                  June 30                        $ 15.45         $ 11.01
                  September 30                   $ 19.50         $ 14.85
                  December 31                    $ 18.50         $ 15.30

                  2003
                  March 31                       $  6.75         $ 5.45
                  June 30                        $  8.50         $ 6.10
                  September 30                   $  9.75         $ 7.75
                  December 31                    $ 14.50         $ 9.13

Holders

     As of February 28, 2005, the low and high bids of the Company's stock as quoted in the over-the-counter bulletin board market were $18.00 and $18.25, respectively. As of that date, there were approximately 444 record holders of the Company's common stock and directors and executive offices owned approximately 26% of our outstanding shares.

Dividends

     No cash dividends were paid by the Bank prior to the formation of the Company in 2002 and none have been paid by the Company since its formation in 2002.

     The Company is a legal entity separate and distinct from the Bank. The Company's shareholders are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available therefore, subject to the restrictions set forth in the California General Corporation Law as well as other restrictions discussed below. Under California law, a dividend can be paid if the amount of the retained earnings of the Company immediately prior to such payment equals or exceeds the amount of the proposed distribution. Additionally, a dividend can be paid if immediately after giving effect thereto: (1) the sum of the assets of the Company (exclusive of goodwill, capitalized research and development expenses and deferred charges) would be at least equal to 1 1/4 times its liabilities (not including deferred taxes, deferred income and other deferred credits) and (2) the current assets of the corporation would be at least equal to its current liabilities or, if the average of the earnings of the corporation before taxes on income and before interest expense for the two preceding fiscal years was less than the average of the interest expense of the corporation for those fiscal years, at least equal to 1 1/4 times its current liabilities.

     The Federal Reserve has broad authority to prohibit the payment of dividends by the Company depending upon the condition of each entity within the corporate structure. In addition, the future payment of cash dividends will generally depend, subject to regulatory restraints, upon the Company's earnings during any period, and the assessment by the Board of the capital requirements the Company and other factors, including the maintenance of an adequate allowance for loan losses at the Bank.

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

     The Company declared a two-for-one stock split to shareholders in December 2003, April 1999 and April 1998. Whether or not stock dividends will be paid in the future will be determined by the Board of Directors after consideration of various factors. The Company's and the Bank's profitability and regulatory capital ratios in addition to other financial conditions will be key factors considered by the Board of Directors in making such determinations regarding the payment of dividends.

ITEM 6.           SELECTED FINANCIAL DATA

     The following table represents selected financial information for the five years ended December 31, 2004 for the Company and subsidiaries on a consolidated basis. This table should be read in conjunction with the Company's financial statements and related notes. All share and per share data have been restated to reflect three two-for-one stock splits, one in December 2003, one in April 1999 and one in April 1998.


                                           2004            2003              2002              2001            2000
                                           ----            ----              ----              ----            ----
Income Statement:
Interest income                         $33,614,887     $23,890,500      $16,509,441     $12,002,878       $9,359,710
Interest expense                          6,414,543       4,946,553        3,124,682       2,734,407        2,452,901
                                    ----------------------------------------------------------------------------------
Net interest income                      27,200,344      18,943,947       13,384,759       9,268,471        6,906,809
Provision for loan losses                 3,821,300       1,022,000        2,460,000         400,000          385,000
                                    ----------------------------------------------------------------------------------
Net after provision for loan losses      23,379,044      17,921,947       10,924,759       8,868,471        6,521,809

Non interest income                      28,698,614      24,481,351       17,941,642       8,971,641        3,195,569
Non interest expense                     33,964,229      29,121,070       21,800,837      14,831,513        7,621,741
                                    ----------------------------------------------------------------------------------
Income before income taxes               18,113,429      13,282,228        7,065,564       3,008,599        2,095,637
Provision for income taxes                7,535,806       5,427,889        2,874,510       1,205,018          835,335
                                    ----------------------------------------------------------------------------------
Net income                              $10,577,623     $ 7,854,339      $ 4,191,054     $ 1,803,581       $1,260,302
                                    ==================================================================================

Per Share Data:
Basic earnings per share                  $    1.24        $   1.00         $   0.57        $   0.28          $  0.24
Diluted earnings per share                $    1.13        $   0.89         $   0.50        $   0.25          $  0.22

Average common shares outstanding         8,503,179       7,823,950        7,372,504       6,484,108        5,239,378
Average common shares & equivalents       9,363,868       8,861,706        8,370,040       7,142,290        5,694,492
Book value per share                      $    4.90        $   3.64         $   2.63        $   2.06          $  1.62

Equity shares-beginning balance           8,151,914       7,446,646        7,326,324       5,505,322        5,099,744
Warrants - Shares Issued                          0         324,598           66,628           5,058                0
Options - Shares Issued                     600,689         380,670           53,694         215,944          405,578
Stock offering                                    0               0                0       1,600,000                0
                                    ----------------------------------------------------------------------------------
Equity shares-ending balance              8,752,603       8,151,914        7,446,646       7,326,324        5,505,322
                                    ==================================================================================

Balance Sheet Data:
Assets                                 $606,827,529    $431,212,118     $310,506,097   $ 190,024,416     $117,757,861
Loans                                   530,196,252     360,749,391      271,425,826     150,274,574       92,037,318
Allowance for loan loss                   6,362,534       3,607,833        3,017,395       1,239,308          927,509
Other Real Estate Owned                     302,698         485,036                0               0                0
Fed Funds Sold & Investments             16,800,000      21,400,000                0      16,400,000       12,225,250
Securities
FRB/FHLB Stock                            2,377,800       1,145,000        1,460,050         517,250          214,700
Deposits                                534,766,705     383,487,366      269,321,220     172,928,225      107,306,736
FHLB advances                                     0               0       10,000,000               0                0
Trust preferred borrowing                20,620,000      12,372,000        7,217,000               0                0
Stockholders' equity                     42,902,538      29,683,065       19,616,203      15,103,944        8,937,182

ALLL beginning balance                  $ 3,607,883     $ 3,017,395      $ 1,239,308      $  927,509       $  551,792
Charge offs                             (1,096,698)       (505,586)        (707,455)        (88,201)         (20,402)

Recoveries                                   30,099          74,024           25,542               0           11,119
Provision for loan losses                 3,821,300       1,022,000        2,460,000         400,000          385,000
                                    ----------------------------------------------------------------------------------



                                           2004            2003              2002              2001            2000
                                           ----            ----              ----              ----            ----

ALLL ending balance                     $ 6,362,534      $3,607,833       $3,017,395      $1,239,308       $  927,509
                                    ==================================================================================

Non-performing loans                   $ 11,799,346      $6,764,713       $1,908,169       $ 198,861       $  271,495
Government guaranteed portion            (8,140,267)     (5,269,317)      (1,077,597)        (92,895)        (203,621)
                                    ----------------------------------------------------------------------------------
Net non-performing loans                $ 3,659,079     $ 1,495,396        $ 830,572       $ 105,966       $   67,874
                                    ==================================================================================

SBA 7A participation sold - period     $421,529,332    $287,345,585     $168,163,922    $ 66,819,282      $29,187,738
end
Other participations sold                18,771,938      18,906,176        8,911,376       3,085,662        7,423,766
                                    ----------------------------------------------------------------------------------
Total participation sold - period      $440,301,270    $306,251,761     $177,075,298     $69,904,944      $36,611,504
end
                                    ==================================================================================

Asset Quality:
Nonaccrual loans
ORE

Selected Ratio's:
Return on average assets                      2.00%           2.04%            1.69%           1.15%            1.21%
Return on average equity                     28.94%          31.84%           24.34%          14.82%           16.10%
Income tax rate                              41.60%          40.90%           40.70%          40.00%           39.80%

Tier I leverage ratio                         9.20%           9.06%            8.53%           7.91%            7.54%
Tier I risk based ratio                       9.68%          10.01%            9.30%           9.39%            8.93%
Total risk based ratio                       11.81%          11.54%           10.61%          10.17%            9.86%

Allowance for loan loss/loans                 1.20%           1.00%            1.11%           0.82%            1.00%

Allowance for loan loss/net                 173.87%         241.34%          363.06%       1,180.00%        1,366.51%
nonperforming loans

Loan to deposit ratio                        99.15%          94.07%          100.78%          86.40%           87.53%
Avg int earning assets/total assets          86.09%          86.34%           86.40%          87.53%           88.39%

Investment yield (includes                    1.37%           1.07%            1.54%           3.72%            6.26%
FRB/FHLB)

Loan yield                                    7.48%           7.45%            7.99%           9.54%           11.14%
Total interest bearing assets                 7.37%           7.17%            7.71%           8.72%           10.16%
Interest bearing deposit cost                 1.66%           1.82%            1.89%           2.93%            3.91%
Borrowing cost                                4.04%           4.32%            3.21%             N/A              N/A
Net interest margin                           5.96%           5.67%            6.23%           6.73%            7.50%
Net interest spread                           5.58%           5.25%            5.72%           5.79%            6.25%

SBA Loan Servicing:
SBA excess servicing asset              $ 7,585,712      $6,116,679      $ 3,763,779     $ 1,538,437        $ 708,401
SBA I/O strip receivable asset           24,679,520      20,495,511       13,120,093       4,136,809        1,381,098
                                    ----------------------------------------------------------------------------------
Total SBA servicing asset                32,265,232     $26,612,190      $16,883,872     $ 5,675,246       $2,089,499
                                    ==================================================================================

SBA servicing-cash income               $ 8,737,520     $ 6,026,300      $ 2,674,726       $ 763,445        $ 465,409
SBA servicing-asset                      (6,118,947)     (4,233,596)      (1,462,019)       (402,442)        (192,742)
SBA servicing-guarantee fee to SBA         (118,130)        (98,868)         (83,379)        (21,943)          (1,853)
                                    ----------------------------------------------------------------------------------
SBA servicing-net servicing income       $2,500,443      $1,693,836      $ 1,129,328       $ 339,060        $ 270,814
                                    ==================================================================================
Loan Sales:
SBA 7A sales - guaranteed            $  146,880,937    $129,813,081     $108,212,760     $42,872,549      $10,438,650
SBA 7A guaranteed-sales gain              8,794,797       8,148,585        6,014,821       1,642,461          694,931

SBA 7A sales - unguaranteed           $  35,365,372    $ 19,208,615      $12,573,048     $ 5,933,122          $     0



                                           2004            2003              2002              2001            2000
                                           ----            ----              ----              ----            ----

Unguaranteed SBA 7A sales gain            6,360,569       3,191,211        2,094,818         940,392                0

Mortgage loan sales                   $  45,243,206   $ 100,800,159      $83,014,280     $55,224,847      $10,439,365
Mortgage loan sales gain                  1,511,330       3,568,235        3,100,170       1,553,409          306,177

SBA Broker referral income             $  2,505,611     $ 2,844,613      $ 1,971,774     $ 1,070,945          $     0
Mortgage Broker referral income             962,813       1,037,621          907,568         864,230          508,201

Employee Related:
Full time employees                             229             194              181             148               86
Part time employees                              16              14               18              13               11
Full time equivalent employees                  238             204              194             156               92

Salary continuation plan expense       $  1,084,646      $  531,240       $  267,108       $ 165,682       $  156,844

CSV life insurance balance                9,593,824       5,740,729      $ 3,983,183      $2,832,254      $ 2,159,329
CSV life insurance income                   378,089      $  250,368       $  175,901       $ 144,262       $  115,481
CSV Llfe insurance expense                 (61,274)        (44,822)         (24,972)        (19,337)         (19,323)
                                    ----------------------------------------------------------------------------------
Net life insurance income                $  316,815      $  205,546       $  150,929       $ 124,925        $  96,158
                                    ==================================================================================


ITEM 7:           MANAGEMENT DISCUSSION AND ANALYSIS

     See "Cautionary Statement for Purposes of the "Safe Harbor" Provision of the Private Securities Litigation Reform Act of 1995," on the pages immediately following the table of contents in connection with "forward looking" statements included in this Annual Report.

Analysis of Financial Condition and Results of Operations

     This discussion should be read in conjunction with the financial statements of the Company, including the notes thereto, appearing elsewhere in this Annual Report.

Results of Operations

Net Income

     For 2004, net income was $10,577,623 or $1.24 per basic share and $1.13 per diluted share. For 2003, net income was $7,854,339, or $1.00 per basic share and $0.89 per diluted share and for 2002 it was $4,191,054 or $0.57 per basic share and $0.50 per diluted share. The net interest margin for the last three years has been consistently strong. This factor coupled with income increases in gain on sale of loans, servicing income and other fee income, most significantly in connection with SBA and mortgage loan sales, represents a significant portion of the profit dynamics of the Company. The Company sold $35,365,372 of the unguaranteed portion of SBA 7A loans in 2004, which added $6,360,569 to net income. For 2003 we sold $19,208,615, which added $3,191,211 to income and in 2002, we sold $12,573,048, which added $2,094,218 to income. The Company expects to continue to sell SBA loans in the secondary market while retaining a significant portion of the servicing rights. The return on average assets was 2.00% for 2004 compared to 2.04% in 2003 and 1.69% in 2002. The return on average equity was 28.94% for 2004 compared to 31.84% for 2003 and 24.34% for 2002. Due to low interest rates and increasing real estate values resulting in equity availability for other investments, loan activity has been robust. Similar but somewhat tempered activity is expected for 2005.

Net Interest Income

     Net interest income was $27,200,344 in 2004 compared to $18,943,947 in 2003 and $13,384,759 in 2002. These interest income levels have been achieved as a result of net interest margins that have been consistently higher than expectations in this interest rate environment as well as growth of the loan portfolio. Net interest margins were 5.96%, 5.67% and 6.23% for years ended 2004, 2003 and 2002, respectively. The loan-to-deposit ratio at December 31, 2004 was 99.15%, at December 2003 it was 94.07% and at December 31, 2002 it was 100.78%. Loans produced a yield of 7.48% in 2004, 7.45% in 2003 and 7.99% in
2002. Investments, yielded 1.37% in 2004, 1.07% in 2003 and 1.54% in 2002. Total
interest earning assets yielded 7.37% in 2004, 7.16% in 2003 and 7.70% in 2002. The cost of interest bearing deposits was 1.66% in 2004, 1.82% in 2003 and 1.89% in 2002. For 2004, the cost of other borrowings was 4.04% and consisted of FHLB advances and Trust Preferred Borrowings. For 2003, the cost of other borrowings was 4.32% and consisted of Federal Funds Purchased, FHLB advances and Trust Preferred Borrowings. No other borrowings were incurred.

     The Company tries to maximize the percentage of assets it maintains as interest earning assets, with the goal of the Company to maintain at least 90% in that category. Effectively, all of the increases in non-interest earning assets in 2004, 2003 and 2002 were in the cash surrender value of life insurance
(BOLI), the SBA servicing and SBA I/O strip receivable assets.

     The following table shows average balances with corresponding interest income and interest expense as well as average yield and cost information for the last three years. Average balances are derived from daily balances, and non-accrual loans are included as interest bearing loans for the purposes of these tables.


                                                            Average Balances with Rates Earned and Paid
                                                                      Year ended December 31
                                 --------------------------------------------------------------------------------------------------
                                            2004                              2003                              2002
                                          Interest  Average                 Interest  Average                 Interest  Average
                                 Average   Income/  Interest       Average   Income/  Interest      Average   Income/  Interest
                                 Balance   Expense    Rate         Balance   Expense    Rate        Balance   Expense   Rate
                                 ----------------------------      ----------------------------     -------------------------------
                                                                      (Dollars in Thousands)
Assets
Due From Banks-Time               $     0   $     0       0%        $     0   $     0    0.00%       $     0  $     0        0.00%
Securities-HTM  (1)                   168         2    1.13%             41         0     .82%           222        4        1.65%
Federal Funds Sold                  8,098       111    1.37%         14,191       152    1.07%         8,870      137        1.54%
                                 ----------------------------      ----------------------------     -------------------------------
           Total Investments        8,266       113    1.37%         14,232       152    1.07%         9,092      141        1.54%
           Total Loans(2)         446,493    33,502    7.48%        318,600    23.738    7.45%       204,849   16,369        7.99%
                                 ----------------------------      ----------------------------     -------------------------------
Total Interest Earning Assets     454,759    33,615    7.37%        334,005    23,890    7.17%       214,832   16,510        7.71%
                                 -------------------               -------------------              ------------------

Allowance for Loan Loss            (4,395)                           (3,152)                          (1,588)
Cash & Due From Banks              21,994                            17,295                           13,779
Premises & Equipment                2,820                             2,196                            2,271
Other Assets                       53,061                            36,310                           18,335
                                 ---------                         ---------                        ---------
   Total Assets                  $528,239                          $385,481                         $247,629
                                 =========                         =========                        =========

Liabilities and
Shareholders' Equity

Interest Bearing Demand          $ 31,588        45     .14%       $ 24,075        24     .10%      $ 18,564       18         .10%
Money Market                       37,770       456    1.20%         37,238       532    1.43%        38,621      628        1.62%
Savings                            50,699       186     .46%         32,739       192     .59%        27,951      228         .82%
Time Deposits under               113,802     2,425    2.12%         75,177     1,833    2.44%        26,509      806        3.04%
  $100,000
Time Deposits $100,000 or more    112,964     2,484    2.19%         76,998     1,894    2.46%        35,682    1,105        3.10%
Other Borrowings                   20,195       819    4.04%         10,906       471    4.32%        10,581      340        3.21%
                                 ----------------------------      ----------------------------     -------------------------------
   Total Interest Bearing         357,018     6,415    1.79%        257,133     4,946    1.92%       157,908    3,125        1.98%
   Liabilities                   -------------------               -------------------              ------------------

Non-interest Demand               128,670                            99,565                           69,972
Deposits
Other Liabilities                   5,934                             4,108                            2,530
Shareholders' Equity               36,617                            24,675                           17,219
                                 ---------                         ---------                        ---------
   Total Liabilities and
   Shareholders' equity          $ 28,239                          $385,481                         $247,629
                                 ========                          ========                         =========

Net Interest Income                       $ 27,200                           $ 18,944                        $ 13,385
                                          ==========                        ==========                       =========
Interest Spread (3)                                    5.58%                             5.25%                               5.72%
                                                    =========                         =========                       =============
Net Interest Margin (4)                                5.96%                             5.67%                               6.23%
                                                    =========                         =========                       =============



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



                              Rate/Volume Analysis
                    Increase/Decrease in Net Interest Income
                             Year Ended December 31

                                          2004                        2003                       2002
                               -----------------------------------------------------------------------------------
                                VOLUME    RATE    TOTAL    VOLUME     RATE    TOTAL    VOLUME    RATE     TOTAL
Assets
Due From Banks-Time              $    0   $    0  $     0    $    0   $    0   $    0    $   0   $    0      $  0
Securities-HTM  (1)                   1       10        2       (4)        0      (4)        1      (7)       (6)
FRB/FHLB Stock                                                   15        3       18       26        1        27
Federal Funds Sold                 (65)       24     (41)        82     (67)       15    (365)    (192)     (557)
                               -----------------------------------------------------------------------------------
            Total Investments      (64)       25     (39)        93     (64)       29    (338)    (198)     (536)
            Total Loans (2)       9,630      134    9,764     9,089  (1,720)    7,369    8,245  (3,175)     5,070
                               -----------------------------------------------------------------------------------
   Total Interest Earning         9,566      159    9,725     9,182  (1,784)    7,398    7,907  (3,373)     4,534
Assets                         -----------------------------------------------------------------------------------

Liabilities and
Shareholders' Equity

Interest Bearing Demand             (8)     (13)     (21)       (6)        0      (6)     (30)       85        55
Money Market                       (11)      87       76        25        71      96     (521)      413      (108)
Savings                            (47)      53        6        36        11      36       11       394       394
Time Deposits under $100,000      (956)     364     (592)   (1,478)      451  (1,027)    (580)      459      (121)
Time Deposits $100,000 or more    (805)     305     (590)   (1,282)      493    (789)    (835)      564      (271)
Other Borrowings                  (405)      57     (348)      (10)     (121)   (131)       0      (340)     (340)
                               -----------------------------------------------------------------------------------
   Total Interest Bearing       (2,232)     853   (1,469)   (2,790)      969  (1,821)  (1,955)     1564      (391)
Liabilities                    -----------------------------------------------------------------------------------
   Net Interest Income         $ 7,244   $1,012   $8,256    $6,377   $  (818) $5,559   $5,926   $(1,810)   $4,116
                               ===================================================================================
-------------------------------------


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

     Based on expectations for loan and deposit growth, and economic conditions anticipat9ed for 2005, management currently expects the net interest margin for 2005 to be in the range of 5.84% to 6.09% due to higher rate CDs maturing and a different mix of interest earning assets.

Non Interest Income

     Non-interest income of $ 28,698,614 in 2004, $24,481,351 in 2003 and
$17,941,643 in 2002 contributed significantly to earnings. Service charges and fees decreased from $792,292 in 2003 to $667,743 in 2004 mainly due to a decrease in NSF Fees. SBA loan servicing income increased to $2,500,443 in 2004 from $1,693,836 in 2003 and $1,129,328 in 2002 due to the increase in the size of the servicing portfolio. The gain on sale of loans was $18,858,056 in 2004 compared to $15,779,079 in 2003 and $11,389,023 in 2002 due to significantly higher SBA and mortgage loan sales in 2003 and higher SBA but lower mortgage loan sales in 2004. The loan sales consisted primarily of SBA guaranteed and unguaranteed loans and mortgage loans that are sold service released. The SBA and mortgage loan sales are expected to continue in the future.


                                     Analysis of Changes in Non-Interest Income

                                          Increase / (Decrease)                    Increase / (Decrease)
                                        --------------------------                 -----------------------
                              2004         Amount          %            2003         Amount         %         2002
                              ----         ------          -            ----         ------         -         ----
                                                            (Dollars in Thousands)
Service charges and fees   $      668     $    (124)      (16)%     $      792     $    (173)    (18%)       $ 965
Gain on loan sales             18,858         3,079         20%         15,779         4,390      39%       11,389
Loan broker income              3,468          (414)      (11)%          3,882         1,003      35%        2,879
Servicing income                2,500           806         48%          1,694           565      50%        1,129
Construction fund
   control fees                   977           137         16%            840           444     112%          396
Other income                    2,228           734         49%          1,494           310      26%        1,184
                          -----------     ---------                  ----------     ---------              -------
Total                      $   28,699     $   4,281                 $   24,481     $   6,523               $17,942
                          ===========     =========                  ==========     =========              =======

Non-Interest Expense

     Non interest expenses are comprised of salaries and benefits, occupancy, furniture and equipment, processing, office expense, professional fees and costs such as legal and auditing, marketing, and regulatory fees. These expenses are closely reviewed and controlled in an effort to maintain the most cost effective operational level.

     Non-interest expense was $33,964,229 in 2004 compared to $29,121,070 in 2003 and $21,800,838 in 2002. Salaries and benefits increased from $14,866,458 in 2002, to $20,484,132 in 2003 and to $22,514,965 in 2004. The increase in 2002 was due to the continued expansion of the SBA and related staff as well as the real estate tract-lending department. The increase in 2003 was due to commissions and incentives paid from increase in loan production. The increase in 2004 was due to the addition of branches in Corona and Rancho Bernardo, as well as the general growth of the Company. Loan funding expenses, higher due to increases in loan volume, were $1,764,034, $1,708,170, and $1,211,541 for 2004,
2003 and 2002, respectively. Office expenses have increased over the last three years principally due to internal expansion.

     The following table presents for the periods indicated the major categories of non-interest expense:


                                      Analysis of Changes in Non-Interest Expense

                                            Increase / (Decrease)                   Increase / (Decrease)
                                        ------------------------------             ------------------------
                               2004        Amount            %            2003       Amount         %          2002
                               ----        ------            -            ----       ------         -          ----
                                                               (Dollars in Thousands)
Salaries and employee
  benefits                 $   22,515     $   2,031          9%     $  20,484      $   5,617      38%      $14,867
Occupancy of premises           1,725           542         46%         1,183            173      17%        1,010
Loan funding expense            1,764            56          3%         1,708            497      41%        1,211
Furniture and equipment         1,136           244         27%           892             50       6%          842
Data processing                 1,015            27          3%           988             96      11%          892
Office expenses                 2,237           648         41%         1,589            184      13%        1,405
All other expenses              3,572         1,295         57%         2,277            703      45%        1,574
                           ----------     ---------                 ---------       --------                ------
Total                      $   33,964     $   4,783         17%     $  29,121      $   7,320      34%      $21,801
                           ==========     =========                 =========       ========                ======

Income Taxes

     For 2002 the tax expense was $2,874,510 for an effective rate of 40.7%; for 2003 the tax expense was $5,427,889 for an effective rate of 40.9%; and for 2004 the tax expense was $7,535,806 for an effective rate of 41.6%

Financial Condition

General

     As of December 31, 2004, total assets increased 41% to $606,827,529 compared to $431,212,118 as of December 31, 2003. Total gross loans increased to $533,899,733 as of December 31, 2004, or 47%, compared to $363,046,406 as of
December 31, 2003.

Deposits grew 39% to $534,766,705 as of December 31, 2004, compared to $383,487,366 as of December 31, 2003. Shareholders' equity increased to $42,902,538 or 45%, as of December 31, 2004 compared to $29,683,065 as of
December 31, 2003.

Capital

     The Company's capital increased 45% to $42,902,538 as of December 31, 2004 compared to $29,683,065 as of December 31, 2003. The Company's equity to assets ratio was 7.1% and 6.9% at December 31, 2004 and 2003, respectively. The Company's budgeting process and strategic plan address the future capital needs of the Company.

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

     On September 20, 2004, the Company issued $8,248,000 of junior subordinated debt securities to Temecula Valley Statutory Trust III ("Trust III"), a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on September 20, 2034. Interest is payable quarterly on these debt securities at 3-Month LIBOR plus 2.20% for an effective rate of 4.78% as of September 30, 2004. The debt securities can be redeemed for 107.5% of the principal balance through September 17, 2009 and at par thereafter. Trust III used the proceeds from the sale of the securities to purchase junior subordinated debentures of the Company. The Company received $8,248,000 from Trust III upon issuance of the junior subordinated debentures, of which $8,000,000 was contributed to the Bank to increase its capital. The trust preferred debentures are shown as borrowings on the Company's books.

     During September 2003, the Company issued $5,155,000 of junior subordinated debt securities to the Company's wholly owned subsidiary, Temecula Valley Statutory Trust II, ("Trust II"), a Connecticut business trust. The securities have quarterly interest payments with a rate at 3-month LIBOR plus 2.95% for an effective rate of 5.53% as of December 31, 2003, with principal due at maturity in 2033. Trust II used the proceeds from the sale of the securities to purchase junior subordinated debentures of the Company. The Company received $5,155,000 from Trust II upon issuance of the junior subordinated debentures, of which $5,000,000 was contributed to the Bank to increase its capital. The trust preferred debentures are shown as borrowings on the Company's books.

     During June 2002, the Company issued $7,217,000 of junior subordinated debt securities to the Company's wholly owned subsidiary, Temecula Valley Statutory Trust I, ("Trust I"), a Connecticut business trust. The securities have quarterly interest payments with a rate at 3-month LIBOR plus 3.45% for an effective rate of 6.08% as of December 31, 2003, with principal due at maturity in 2032. The trust used the proceeds from the sale of the securities to purchase junior subordinated debentures of the Company. The Company received $7,217,000 from the trust upon issuance of the junior subordinated debentures, of which $6,789,000 was contributed to the Bank to increase its capital. The trust preferred debentures are shown as borrowings on the Company's books.

     At the end of 2004 and 2003, all Bank capital ratios were above all current Federal capital guidelines for a "well-capitalized" bank. Management considers capital requirements as part of its strategic planning process. The strategic plan calls for continuing increases in assets and liabilities, and the capital required may therefore be in excess of retained earnings. The ability to obtain capital is dependent upon the capital markets as well as performance of the Company. Management regularly evaluates sources of capital and the timing required to meet its strategic objectives.

                  The following tables present the regulatory standards for well capitalized institutions and the capital ratios for the Company and the Bank at December 31, 2004, 2003 and 2002.


                                                             To Be Well Capitalized
                                   Minimum Required for      Under Prompt Corrective
                                    Capital Adequacy            Corrective Action                Actual Ratio
                                        Purposes                    Provisions                   December 31
                                                                                                  -----------
                                                                                         2004         2003          2002
                                                                                         ----         ----          ----
Temecula Valley Bancorp
Tier 1 leverage                            4.0% (1)                   5.0%                 9.2%        9.0%         8.5%
Tier 1 risk-based capital                  4.0%                       6.0%                 9.7%       10.0%         9.3%
Total risk-based capital                   8.0%                      10.0%                11.8%       11.5%        10.6%


                                                             To Be Well Capitalized
                                   Minimum Required for      Under Prompt Corrective
                                    Capital Adequacy            Corrective Action                Actual Ratio
                                        Purposes                    Provisions                   December 31
                                                                                                  -----------
                                                                                         2004         2003          2002
                                                                                         ----         ----          ----
Temecula Valley Bank
Tier 1 leverage                            4.0% (1)                   5.0%                10.0%        9.4%         8.7%
Tier 1 risk-based capital                  4.0%                       6.0%                10.5%       10.3%         9.4%
Total risk-based capital                   8.0%                      10.0%                11.6%       11.3%        10.5%



     (1) The Comptroller may require the Bank to maintain a leverage ratio of up to 100 basis points above the standard minimum.

Loan Portfolio

     Total loans, excluding deferred loan fees, were $533,899,733 and $363,046,406 at December 31, 2004 and 2003, respectively, a 47% increase. Much of the increase is due to increases in construction loans, real estate loans, and to a lessor extent SBA loans. SBA loans, of which the Bank is an active originator and consist of both commercial and real estate loans, comprise approximately 21.6% of loans outstanding at December 31, 2004, 28.4% of total loans outstanding at December 31, 2003 and 28% as of December 31, 2002. Due to the strong real estate market, and due to the inherent nature of community bank loan markets, over 94% of the loan portfolio is in real estate secured loans as of December 31, 2004, compared to 85% and 82% for comparable periods in 2003 and 2002, respectively. The rate of loan growth should continue to be strong.

     The majority of our loans have floating rates tied to our base rate or other market rate indicator. This serves to lessen the risk from movement in interest rates, particularly rate increases.

     Healthy loan demand resulted in a 79.1% increase in construction lending, a 28.6% decrease in commercial loans and a 47.2% increase in real estate lending. Mortgage loans outstanding decreased from $2,541,975 as of December 31, 2003 to $2,240,758 as of December 31, 2004. The Bank mortgage loans originated, including brokered loans of $105,545,627 in 2004, compared with $161,409,182 in 2003 and $158,023,525 in 2002. Sales of mortgage loans totaled $45,243,206 in 2004, compared with $100,800,159 in 2003 and $56,752,396 in 2002. The servicing portfolio, which consists primarily of SBA loans sold to other investors, being serviced by the Company was $440,301,270 as of December 31, 2004 compared to $306,251,761 as of December 31, 2003.

Non-Performing Assets

     Nonperforming assets consist of nonperforming loans and Other Real Estate Owned (OREO). The Company had $1,908,169 of non-performing loans as of December 31, 2002, of which $1,077,000 was guaranteed by the SBA, compared to $6,675,000 of non-performing loans as of December 31, 2003, of which $5,269,000 were government guaranteed. At December 31, 2004, the Company had $11,799,346 of non-performing loans of which $8,140,267 were government guaranteed. As of December 31, 2002, restructured loans were $1,064,217 as compared to $948,691 at December 31, 2003 and $154,303 at December 31, 2004.

Nonaccrual Loans

     Nonaccrual loans, net of the government guaranteed portion, decreased to $3,659,000 or .69 % of total gross loans as of December 31, 2004 compared to $1,405,000 or .22% of total gross loans as of December 31, 2003.

Classified Assets

     From time to time, management has reason to believe that certain borrowers may not be able to repay their loans within the parameters of the present repayment terms, even though, in some cases, the loans are current at the time. These loans are graded in the classified loan grades of "substandard," "doubtful," or "loss" and include non-performing loans. Each classified loan is monitored monthly. Classified assets, net of government guarantees, (consisting of nonaccrual loans, loans graded as substandard or lower and OREO) at December 31, 2004 and 2003 were $3,734,754 and $1,980,432, respectively.

Risk Management

     The investment of the Company's funds is primarily in loans where a greater degree of risk is normally assumed than in other forms of investments. Sound underwriting of loans and continuing evaluations of the underlying collateral and performance of the borrowers are an integral part in the maintenance of a high level of quality in the total assets of the Company. Net loan charge-offs for the year ended December 31, 2004 were $1,066,600 or .23% of average gross loans outstanding, compared to $431,561 or .14% of average gross loans outstanding, for the year ended December 31, 2003.

Allowance for Loan Losses

     As of December 31, 2004 the balance in the allowance for loan losses was $6,362,534 compared to $3,607,833 as of December 31, 2003. Risks and uncertainties exist in all lending transactions and, even though there have historically been very few charge offs in any category of the Company's loans, the Board of Directors has established reserve levels for each category based upon loan type as well as market conditions for the underlying real estate and other collateral, considering such factors as trends in the real estate market, economic uncertainties and other risks, where it is probable that losses could be incurred in future periods. In general, there are no reserves established for the government guaranteed portion of commitments to extend credit. As of December 31, 2004, the allowance was 1.2% of total gross loans compared to 1.0% as of December 31, 2003. The allowance for loan losses as a percentage of nonaccrual loans was 53.9% as of December 31, 2004, compared to 86.7% as of December 31, 2003. The allowance for loan losses to non-performing loans, net of government guarantees was 173.9% as of December 31, 2004, compared to 461.8% as of December 31, 2003. During 2002 and 2003, net charge offs as a percentage of average loans outstanding were only .33% and .14%, respectively. The low levels of net charge offs in 2001 and 2002 can be attributed to the strong economy in the Company's primary market area, including the significant rise in real estate values across all collateral types. In 2004, net charge offs as a percent of average loans outstanding increased to .24%. The growth in total loans outstanding, resulted in an increase in the level of reserves required from $3,607,833 as of December 31, 2003 to $6,362,534 as of December 31, 2004. The
Bank has also established reserve levels for each category based upon loan type. Certain loan types may not have incurred losses or have historically had minimal losses, but it is probable that losses could be incurred in future periods. The Bank considers trends in delinquencies, potential charge offs by loan type, market for underlying real estate or other collateral, trends in industry types, economic changes and other risks.

     During the year ended December 31, 2004, management charged off $1,066,600 (net of recoveries) and provided $3,281,000 to the provision for loan losses. During the year ended December 31, 2003, management charged off $431,561 (net of recoveries) to the allowance while it provided $1,022,000 to the provision for loan losses. For the year ended December 31, 2004, net charge offs as a percentage of average loans outstanding was .23%, compared to .14% for the year ended December 31, 2003. Management believes the allowance at December 31, 2004 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors. Although management believes that they use the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

Other Assets

     Premises and equipment, accrued interest and other assets, income tax receivable, servicing asset, interest only strips and cash surrender value of life insurance, are the major components of other assets. Premises and equipment increased to $4,379,809, or 100.4% as of December 31, 2004 compared to $2,185,543 as of December 31, 2003 due to depreciation expense being less than the replacement or upgrade of existing assets, and the asset additions for new locations.

     Accrued interest and other assets increased from $4,761,049 as of December 31, 2003 to $6,586,197 as of December 31, 2004. The major component of accrued interest and other assets is interest accrued and not yet received on loans. The increase in accrued interest from $1,396,000 at December 31, 2003 to $1,948,000 at December 31, 2004 is due to the increase in yield on loans from 7.45% for the year ended December 31, 2003 to 7.48% for the year ended December 31, 2004 and the significant increase in loan balances. Average loan balances increased from $318,599,785 for 2003 to $446,493,154 for 2004.

     The servicing asset, net, increased to $7,585,712 as of December 31, 2004, compared to $6,116,680 as of December 31, 2003. The increase reflects the additions due to loan sales during the year ended December 31, 2004 and decreased due to amortization of the servicing asset. The valuation of the servicing asset reflects estimates of the expected life of the underlying loans, which may be adversely affected by higher than expected levels of pay-offs in periods of lower rates or charge-offs in periods of economic difficulty. In addition, when property values increase due to general economic conditions, borrowers have refinancing opportunities available to them, which may result in higher prepayment rates. Management evaluates the servicing asset for impairment quarterly. For purposes of measuring impairment, the future servicing cashflows are stratified based on original term to maturity and the expected life of the loans. The amount of impairment recognized is the amount by which the servicing assets for a stratum exceeds their fair value. The weighted average prepayment speed was 15.22% as of December 31, 2004 compared to 15.67% as of December 31, 2003. See the footnotes to the financial statements, found elsewhere in this Annual Report, for further information on servicing assets.

     Rights to future interest income from serviced loans that exceed contractually specified servicing fees are classified as interest-only strips. Interest-only strips increased to $24,679,520 as of December 31, 2004, compared to $20,495,511 as of December 31, 2003. The increase is due to the increase in loans serviced for others as a result of the loan sales in 2004. The average prepayment speed is the same as the servicing asset.

Life Insurance -Cash Surrender Value

     The cash surrender value of life insurance is bank owned life insurance ("BOLI"). The BOLI death benefit provides key man insurance for the Bank as well as providing coverage for the unaccrued liability in the event of the death of the executive for the executive Salary Continuation Plans ("SCP"). The BOLI had a balance of $9,593,824 at December 31, 2004 compared to $5,740,729 a year earlier. The total death benefit at December 31, 2004 was approximately $18,000,000. The BOLI earnings in 2004, net of mortality cost, were $316,815, compared to $205,546 in 2003. The net earnings of BOLI are tax-free. The SCP expense before tax in 2004 was $1,084,646 compared to $531,240 in 2003. See the notes in the financial statements for additional information.

Investments/Financial Assets

     Federal Reserve Bank and Federal Home Loan Bank stock, which are not included in the investment category, was $2,377,800 at December 31, 2004 and $1,145,000 at December 31, 2003. The Bank had $16,800,000 in Fed Funds Sold at December 31, 2004 compared to $21,400,000 at December 31, 2003. The change from year to year is largely attributable to loans and servicing asset increasing more than deposits and borrowings.

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

     For 2004 the ratio of interest earning assets to total assets was 86.09%, for 2003 it was 86.34% and for 2002 it was 86.40%. The target for the Company is to keep this ratio above 90%, but has remained below that level due to the increase in the SBA servicing asset, the related SBA interest only strip receivable, and the cash surrender value of life insurance. The SBA servicing asset was $7,585,712, the SBA I/O strip receivable was $24,679,520 and the cash surrender value of life insurance was $9,593,824 at December 31, 2004. At December 31, 2003 the SBA servicing asset was $6,116,680, the SBA I/O strip receivable was $20,495,511 and the cash surrender value of life insurance was $5,740,729. The SBA servicing asset was $3,763,799, the SBA I/O strip receivable was $13,120,093 and the cash surrender value of life insurance was $3,983,183 at December 31, 2002. Even though these assets are not considered interest bearing for net interest margin purposes, they do produce, or are related to, income that is part of non-interest income.


                                                                      At December 31,
                                      ---------------------------------------------------------------------------------
                                                2004                        2003                       2002
                                      -------------------------- --------------------------- --------------------------
                                      Carrying     Estimated     Carrying       Estimated    Carrying     Estimated
                                      Value        Fair Value    Value          Fair Value   Value        Fair Value
                                      ------------ ------------- -------------- ------------ ------------ -------------
                                                                   (Dollars in Thousands)
Financial Assets:
Cash and due from banks                     $ 6,317       $ 6,317    $ 9,348      $ 9,348        $ 12,180     $ 12,180
Federal funds sold                           16,800        16,800     21,400       21,400
Loans, net                                  523,834       524,201    357,142      359,914         268,409      270,245
Federal Reserve and Federal Home
   Loan Bank Stock                            2,378         2,378      1,145        1,145           1,460        1,460
I/O Strips receivable and servicing
   assets                                    32,265        32,265     26,612       26,612          16,884       16,884
Cash surrender value - life
   insurance                                  9,594         9,594      5,741        5,741           3,983        3,983
Accrued interest receivable                   1,948         1,948      1,396        1,396           1,153        1,153


Deposits and Borrowed Funds

     The Bank offers a variety of deposit accounts having a wide range of interest rates and terms, consisting of demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, customer service and referrals to attract and retain these deposits. We do not accept brokered deposits.

     Deposits increased to $534,766,705 at December 31, 2004 from $383,487,366 at December 31, 2003 and $269,321,220 at December 31, 2002. Demand deposits comprised nearly 26% of the deposits in 2004, 29% in 2003 and 32% in 2002, tiered savings nearly 8% in 2004, 9% in 2003 and 11% in 2002, tiered money market accounts nearly 8% in 2004, 9% in 2003 and 16% in 2002, NOW accounts comprised 6% in 2004, 8% in 2003 and 7% in 2002 and certificate of deposits over 52% in 2004, 45% in 2003 and 34% in 2002. The increase in the ratio of certificates of deposits is due to certificate of deposit promotions in 2003 and 2004 to fund the rapid loan growth. More than 52% of deposits have balances of $100,000 or more. No one customer has balances that exceed 10% of the deposits of the Bank. The Bank depends on core deposits as a source of funds for the loan portfolio. Consequently, the Bank tries to attract core accounts yet maintain a reasonable funding cost. The core deposit base has grown as a result of the addition of two branches in 2001, two branches in 2004, and the continued deposit increases at the three other branches. It is anticipated that the core deposit base will increase in 2005 as a result of two new branches scheduled to open in 2005, one in Carlsbad, CA and the other in Indian Wells, CA. The Bank will continue to solicit core deposits to diminish reliance on volatile funds.

     At December 31, 2004 there were no short-term advances from the Federal Home Loan Bank. The borrowing capacity at the Federal Home Loan Bank as of December 31, 2004 was $36,354,213.

     On September 20, 2004, the Company issued $8,248,000 of junior subordinated debt securities to the Company's wholly owned subsidiary, Temecula Valley Statutory Trust III ("Trust III"), a statutory trust created under to laws of the State of Delaware. The securities have quarterly interest payments with a rate at 3-month LIBOR plus 2.20% for an effective rate of 4.78% as of December 31, 2004, with principal due at maturity in 2034. On September 17, 2003, the Company issued $5,155,000 of junior subordinated debt securities to the Company's wholly owned subsidiary, Temecula Valley Statutory Trust II, ("Trust II"), a Connecticut business trust. The securities have quarterly interest payments with a rate at 3-month LIBOR plus 2.95% for an effective rate of 5.53% as of December 31, 2004, with principal due at maturity in 2033. During June 2002, the Company issued $7,217,000 of junior subordinated debt securities to the Company's wholly owned subsidiary, Temecula Valley Statutory Trust I, ("Trust I"), a Connecticut business trust. The securities have quarterly interest payments with a rate at 3-month LIBOR plus 3.45% for an effective rate of 6.08% as of December 31, 2004, with principal due at maturity in 2032.

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

     The Company experienced net cash inflows of $8,338,279 during the year ended December 31, 2004 and net cash inflows of $9,168,776 during the year ended December 31, 2003 from operating activities. Net cash inflows from operating activities during 2004 were primarily from net income of the Company, accompanied by the net proceeds from the sale of loans held for sale which were greater than the origination of loans held for sale. During 2004 the overall net cash outflows were the result of an increase in loans that was greater than the increase in deposits offset by the Trust Preferred proceeds and the net income for the year. Net cash outflows from investing activities totaled $187,748,183 and $101,709,937 during 2004 and 2003, respectively. Net cash outflows from investing activities for both periods can be attributed primarily to the growth in the Bank's loan portfolio in excess of proceeds from principal repayments on loans held for investment. The Company experienced net cash inflows from financing activities of $161,201,529 during 2004 and $111,108,759 during 2003, primarily due to the growth in deposits.

     As a means of augmenting its liquidity, the Company has established federal funds lines with correspondent banks. At December 31, 2004, the Company's available borrowing capacity includes approximately $18,000,000 in federal funds line facilities, and $36,354,213 in unused Federal Home Loan Bank advances. Management believes its liquidity sources to be stable and adequate. At December 31, 2004, management was not aware of any information that was reasonably likely to have a material effect on the Company's liquidity position.

     The liquidity of the parent company, Temecula Valley Bancorp Inc. is primarily dependent on the payment of cash dividends by its subsidiary, Temecula Valley Bank, N.A. subject to limitations imposed by the National Bank Act as well as other regulatory instructions. For the year ended December 31, 2004 and 2003, no dividends were paid by the Bank to Temecula Valley Bancorp. As of December 31, 2004, approximately $9,412,000 million of undivided profits of the Bank were available for dividends to the Company, (an amount that would allow maintenance of the "well capitalized" level).

Interest Rate Sensitivity

Contractual Obligations and Commitments

     At December 31, 2004, the Company had commitments to extend credit of approximately $242,499,000 and obligations under letters of credit of $1,113,000, all of which expire within one year. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers' creditworthiness individually.

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


Critical Accounting Policies and Estimates

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

     The most significant accounting policies followed by the Company are presented in Note A to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the Allowance for Loan Losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

     Within the allowance for loan losses, amounts are specified for larger-balance, non-homogeneous loans that have been individually determined to be impaired. These amounts consider all available evidence, including, as appropriate, the present value of the expected future cash flows discounted in the loan's contractual effective rate, the secondary market value of the loan and the fair value of collateral.

     Each portfolio of smaller balance, homogeneous loans, including residential first mortgage, revolving credit and most other consumer loans, is collectively evaluated for loss potential. The allowance for loan losses is established via a process that begins with estimates of probable losses inherent in the portfolio, based upon various statistical analyses. These include migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, together with analyses that reflect current trends and conditions. Management also considers overall portfolio indicators, including historical loan losses, delinquent, non-performing and classified loans, and trends in volumes and terms of loans, an evaluation of overall credit quality and the credit process, including lending policies and procedures, economic, geographical, product, and other environmental factors and model imprecisions.

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

Dollars in thousands, except per share amounts                  2004              2003           2002
----------------------------------------------                  ----              ----           ----
Net income, as reported                                         $10,577,623       $7,854,339     $4,191,054
Proforma net income                                             $10,235,576       $7,359,559     $3,887,017
Net income per share, basic, as reported                        $      1.24       $     1.00     $     0.57
Proforma net income per share, basic                            $      1.20       $     0.94     $     0.53
Net income per share, diluted, as reported                      $      1.13       $     .089     $     0.50
Proforma net income per share, diluted                          $      1.09       $     0.82     $     0.46
Percentage reduction in net income per share, diluted                   3.7%             8.5%           8.7%


     The actual value, if any, which a grantee may realize will depend upon the difference between the option exercise price and the market price of the Company's common stock on the date of exercise.

     In December 2004, FASB revised SFAS 123 and issued it under its new name, "Share-Based Payment". This statement eliminates the alternative to use Opinion 25's intrinsic value of accounting discussed in the previous paragraph. Instead, this Statement generally requires entities to recognize the cost of employee services received in exchange for awards of stock options, or other equity instruments, based on the grant-date fair value of those awards.

     The Company must adopt this Statement in the third quarter of 2005 for all new stock option awards as well as any existing awards that are modified, repurchased or cancelled. In addition, the unvested portion of previously awarded options will also be recognized as expense. The Company is unable to estimate the total impact of this Statement on its financial condition and results of operations as the decision to grant option awards is made annually on a case-by-case basis, and, accordingly, the Company cannot estimate the amount of stock awards that will be made in 2005. However, options outstanding at December 31, 2004 that subsequently vest will result in net compensation costs of $130,000 and $130,000 in the third and fourth quarters of 2005 and $408,000 for the year ended December 31, 2006.

Servicing Assets and Interest Only Strips

     Servicing assets are recognized when loans are sold with servicing retained. Servicing assets are amortized in proportion to and over the period of estimated future net servicing income. The fair value of servicing assets is estimated by discounting the future cash flows at estimated future current market rates for the expected life of the loans. The Company uses industry prepayment statistics in estimating the expected life of the loan. Management quarterly evaluates servicing assets for impairment. For purposes of measuring impairment, the rights are stratified based on original term to maturity. The amount of impairment recognized is the amount by which the servicing asset for a stratum exceeds its fair value.

     Rights to future interest income from serviced loans that exceed contractually specified servicing fees are classified as interest-only strips. The interest-only strips are accounted for as trading securities and recorded at fair value with any unrealized gains or losses recorded in earnings in the period of change of fair value. Unrealized gains or losses on interest-only strips were not material during the years ended December 31, 2004, 2003 and 2002.

     Changes in these assumptions and economic factors may result in increases or decreases in the valuation of our servicing assets and interest-only strips.

Real Estate Owned and Other Repossessed Assets

     Real estate or other assets acquired through foreclosure or deed-in-lieu of foreclosure are initially recorded at the lower of cost or fair value less estimated costs to sell through a charge to the allowance for estimated loan losses. Subsequent declines in value are charged to operations. There was one real estate or other assets acquired through foreclosure or deed-in-lieu of foreclosure or other repossessed assets as of December 31, 2004.

     Further information on these and other significant accounting policies is in Note A to the Consolidated Financial Statements included in Item 8 of this Annual Report.

ITEM 7A:          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk, even though such activities may be permitted with the approval of the Company's Board of Directors.

     Interest rate risk as discussed above is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange risk, equity price risk and commodity price risk, are not significant in the normal course of the Company's business activities.

ITEM 8:           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                  -------------------------------------------

                                    CONTENTS


--------------------------------------------------------------------------------


INDEPENDENT AUDITORS' REPORT
   ON THE CONSOLIDATED FINANCIAL STATEMENTS                                   63


--------------------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Statements of Financial Condition                      64 and 65
   Consolidated Statements of Income                                          66
   Consolidated Statement of Changes in Shareholders' Equity                  67
   Consolidated Statements of Cash Flows                                      68
   Notes to Consolidated Financial Statements                      69 through 95


--------------------------------------------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholders of
Temecula Valley Bancorp Inc. and Subsidiary

We have audited the accompanying consolidated statements of financial condition of Temecula Valley Bancorp Inc. and Subsidiary as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the three years ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Temecula Valley Bancorp Inc. and Subsidiary as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the three years ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Vavrinek, Trine, Day & Co., LLP
-----------------------------------
Laguna Hills, California
March 23, 2005

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           December 31, 2004 and 2003

                                                                         2004                     2003
                                                                   ------------------      -------------------
ASSETS

Cash and Due from Banks                                            $     6,317,261         $     9,348,013
Federal Funds Sold                                                      16,800,000              21,400,000
                                                                   ------------------      -------------------
                               TOTAL CASH AND CASH EQUIVALENTS          23,117,261              30,748,013

Loans Held for Sale                                                     15,142,720              17,005,198

Loans:
   Commercial                                                           23,560,360              33,008,385
   Real Estate - Construction                                          203,885,627             113,846,726
   Real Estate - Other                                                 288,514,699             195,991,515
   Consumer                                                              2,796,327               3,194,582
                                                                   ------------------      -------------------
                                                   TOTAL LOANS         518,757,013             346,041,208

Net Deferred Loan Fees                                                  (3,703,481)             (2,297,015)
Allowance for Loan Losses                                               (6,362,534)             (3,607,833)
                                                                   ------------------      -------------------
                                                     NET LOANS         508,690,998             340,136,360

Federal Reserve and Federal Home Loan Bank Stock, at Cost                2,377,800               1,145,000
Premises and Equipment                                                   4,379,809               2,185,543

Other Real Estate Owned                                                    302,698                 485,036
Cash Surrender Value of Life Insurance                                   9,593,824               5,740,729
Deferred Tax Assets                                                      4,370,990               2,393,000
Servicing Assets                                                         7,585,712               6,116,679
Interest-Only Strips Receivable                                         24,679,520              20,495,511
Accrued Interest and Other Assets                                        6,586,197               4,761,049
                                                                   ------------------      -------------------

                                                                   $   606,827,529           $ 431,212,118
                                                                   ==================      ===================



The accompanying notes are an integral part of these consolidated financial statements.

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           December 31, 2004 and 2003

                                                                      2004                2003
                                                               ----------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-Bearing Demand                                  $  138,041,385        $112,367,018
   Money Market and NOW                                            73,880,005          61,340,428
   Savings                                                         41,838,703          35,180,027
   Time Deposits, Under $100,000                                  135,915,448          88,771,099
   Time Deposits, $100,000 and Over                               145,091,164          85,828,794
                                                               --------------        ------------
                                                TOTAL DEPOSITS    534,766,705         383,487,366


Junior Subordinated Debt Securities                                20,620,000          12,372,000
Accrued Interest and Other Liabilities                              8,538,286           5,669,687
                                                               --------------        ------------
                                             TOTAL LIABILITIES    563,924,991         401,529,053



Commitments and Contingencies - Notes C and M                               -                   -


Shareholders' Equity:
   Common Stock No Par Value; 40,000,000 Shares
      Authorized; 8,752,603 and 8,151,914 Shares Issued
      and Outstanding at December 31, 2004 and 2003                16,724,128          14,082,278
   Retained Earnings                                               26,178,410          15,600,787
                                                               --------------        ------------
                                    TOTAL SHAREHOLDERS' EQUITY     42,902,538          29,683,065
                                                               --------------        ------------

                                                               $  606,827,529        $431,212,118
                                                               ==============        ============



The accompanying notes are an integral part of these consolidated financial statements.

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
              For the Years Ended December 31, 2004, 2003 and 2002

                                                                        2004              2003             2002
                                                                    --------------   ---------------  ---------------
INTEREST INCOME

   Interest and Fees on Loans                                       $ 33,501,670      $   23,738,166       16,369,293

   Interest on Investment Securities                                       1,906                 336            3,651

   Interest on Federal Funds                                             111,311             151,998          136,497
                                                                    --------------   ---------------  ---------------
                                        TOTAL INTEREST INCOME         33,614,887          23,890,500       16,509,441
INTEREST EXPENSE

   Interest on Money Market and NOW                                      500,661             555,883          645,911

   Interest on Savings Deposits                                          186,154             192,313          228,373

   Interest on Time Deposits                                           4,909,109           3,727,584        1,910,417
   Interest on Junior Subordinated Debt Securities and Other
    Borrowings                                                           818,619             470,773          339,981
                                                                    --------------   ---------------  ---------------
                                       TOTAL INTEREST EXPENSE          6,414,543           4,946,553        3,124,682
                                                                    --------------   ---------------  ---------------


                                          NET INTEREST INCOME         27,200,344          18,943,947       13,384,759

Provision for Loan Losses                                              3,821,300           1,022,000        2,460,000
                                                                    --------------   ---------------  ---------------
                                    NET INTEREST INCOME AFTER
                                    PROVISION FOR LOAN LOSSES         23,379,044          17,921,947       10,924,759

NONINTEREST INCOME

   Service Charges and Fees                                              667,743             792,292          965,067

   Gain on Sale of Loans                                              18,858,056          15,779,079       11,389,023

   Gain (Loss) on Other Assets/ REO                                      (67,998)             27,430             (836)

   Servicing Income                                                    2,500,443           1,693,836        1,129,328

   Loan Broker Income                                                  3,468,424           3,882,234        2,879,342

   Other Income                                                        3,271,946           2,306,480        1,579,719
                                                                    --------------   ---------------  ---------------

                                                                      28,698,614          24,481,351       17,941,643
                                                                    --------------   ---------------  ---------------
                                                                      52,077,658          42,403,298       28,866,402
NONINTEREST EXPENSE

   Salaries and Employee Benefits                                     22,514,965          20,484,132       14,866,458

   Occupancy Expenses                                                  1,725,034           1,183,460        1,010,348

   Furniture and Equipment                                             1,136,173             892,154          841,822

   Data Processing                                                     1,015,480             988,279          891,906

   Marketing and Business Promotion                                      968,218             723,429          455,253

   Legal and Professional                                                704,747             411,537          419,011

   Regulatory Assessments                                                175,814             137,506          128,279

   Loan Funding Expense                                                1,764,034           1,708,170        1,211,541

   Office Expenses                                                     2,237,347           1,589,448        1,404,963

   Other Expenses                                                      1,722,417           1,002,955        571,257
                                                                    --------------   ---------------  ---------------
                                                                      33,964,229          29,121,070       21,800,838
                                                                    --------------   ---------------  ---------------
                                   INCOME BEFORE INCOME TAXES         18,113,429          13,282,228       7,065,564

Income Taxes                                                           7,535,806           5,427,889        2,874,510
                                                                    --------------   ---------------  ---------------

                                                   NET INCOME       $ 10,577,623     $     7,854,339  $     4,191,054
                                                                    ==============   ===============  ===============
Per Share Data :

   Net Income - Basic                                               $       1.24     $          1.00  $          0.57

   Net Income - Diluted                                             $       1.13     $          0.89  $          0.50

The accompanying notes are an integral part of these consolidated financial statements.

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
              For the Years Ended December 31, 2004, 2003 and 2002

                                                             Common             Retained
                                          Shares              Stock             Earnings             Total
                                      ----------------   ----------------    ----------------   ----------------
Balance at
   January 1, 2002                        7,326,324      $ 11,548,550        $  3,555,394       $ 15,103,944

Exercise of Stock Options,
   Including the Realization
   of Tax Benefits of $32,123                53,694           154,635                                154,635


Exercise of Warrants                         66,628           166,570                                166,570


Net Income                                                                      4,191,054          4,191,054
                                          ---------        ----------           ---------         ----------

Balance at
   December 31, 2002                      7,446,646        11,869,755           7,746,448         19,616,203

Exercise of Stock Options,
   Including the Realization
  of Tax Benefits of $424,910               380,670         1,401,026                              1,401,026


Exercise of Warrants                        324,598           811,497                                811,497

Net Income                                                                      7,854,339          7,854,339
                                          ---------        ----------           ---------         ----------

Balance at
   December 31, 2003                      8,151,914        14,082,278          15,600,787         29,683,065

Exercise of Stock Options,
   Including the Realization
   of Tax Benefits of $967,660              600,689         2,641,850                              2,641,850


Net Income                                                                     10,577,623         10,577,623
                                          ---------        ----------           ---------         ----------

Balance at
   December 31, 2004                      8,752,603      $ 16,724,128        $ 26,178,410       $ 42,902,538
                                          =========      ============        ============       =============

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2004, 2003 and 2002

OPERATING ACTIVITIES                                                       2004              2003             2002
                                                                      ---------------- ---------------  -------------------
   Net Income                                                         $    10,577,623  $     7,854,339  $      4,191,054

   Adjustments to Reconcile Net Income
      to Net Cash Provided by Operating Activities:

         Depreciation and Amortization                                      6,970,596        4,946,316         2,132,475

         Provision for Loan Losses                                          3,821,300        1,022,000         2,460,000

         Deferred Taxes                                                    (1,977,990)        (665,000)         (909,000)

         Gain on Sale of Loans                                            (18,858,056)     (15,798,959)      (11,389,023)

         Loans Originated for Sale                                       (242,616,862)    (246,036,807)     (202,264,842)

         Proceeds from Loan Sales                                         259,284,600      257,672,323       196,781,986

         Loss (Gain) on Sale of Other Real Estate Owned                        72,998          (19,880)                -

         Net Increase in Cash Surrender Value of Life Insurance              (281,095)        (205,546)         (150,929)
         Net Change in Accrued Interest, Other Assets
            and Other Liabilities                                           1,922,788          399,990            50,241
                                                                      ---------------- --------------- ------------------
                    NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES        8,338,279        9,168,776        (9,098,038)

INVESTING ACTIVITIES

   Purchases of Held-to-Maturity Investments                                 (997,794)        (299,664)         (955,939)

   Purchases of Federal Reserve and Federal Home Loan Bank Stock           (1,232,800)        (224,950)         (924,500)

   Proceeds from Maturities of Held-to-Maturity Securities                  1,000,000          300,000           950,000

   Proceeds from Sale of Federal Home Loan Bank Stock                               -          571,900                 -

   Net Increase in Loans                                                 (181,505,131)    (100,889,635)     (116,172,110)

   Purchase of Cash Surrender Value Life Insurance                         (3,572,000)      (1,552,000)       (1,000,000)

   Proceeds from Sale of Premises and Equipment                                49,000           29,000            57,477

   Proceeds from Sale of Other Real Estate Owned                            1,519,340          870,880                 -

   Purchases of Premises and Equipment                                     (3,008,798)        (515,468)         (701,446)
                                                                      ---------------- ---------------  -----------------

                               NET CASH USED BY INVESTING ACTIVITIES     (187,748,183)    (101,709,937)     (118,746,518)

FINANCING ACTIVITIES

   Net Increase in Demand Deposits and Savings Accounts                    44,872,620       31,444,106        41,796,778

   Net Increase in Time Deposits                                          106,406,719       82,722,040        54,596,217

   Net Change in Federal Home Loan Bank Advances                                    -      (10,000,000)       10,000,000

   Proceeds from Issuance of Junior Subordinated Debt Securities            8,248,000        5,155,000         7,217,000

   Proceeds from Issuance of Common Stock                                           -                -                 -

   Proceeds from Exercise of Warrants                                               -          811,497           166,570

   Proceeds from Exercise of Stock Options                                  1,674,190          976,116           122,512
                                                                      ---------------- ---------------  ----------------

                          NET CASH PROVIDED BY FINANCING ACTIVITIES       161,201,529      111,108,759       113,899,077
                                                                      ---------------- ---------------  ----------------

                    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (7,630,752)      18,567,598       (13,945,479)

Cash and Cash Equivalents at Beginning of Year                             30,748,013       12,180,415        26,125,894
                                                                      ---------------- ---------------  ----------------

                            CASH AND CASH EQUIVALENTS AT END OF YEAR  $    23,117,261  $    30,748,013  $     12,180,415
                                                                      ================ ===============  ================

Supplemental Disclosures of Cash Flow Information:

   Interest Paid                                                      $     6,287,236  $     4,895,119  $      3,029,930

   Income Taxes Paid                                                  $     8,469,371  $     7,117,636  $      3,155,090

   Transfer of Loans to Other Real Estate Owned                       $     1,410,000  $     1,336,036  $              -


                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


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

Nature of Operations
--------------------

The Company has been organized as a single operating segment and operates seven branches in Temecula, Murrieta, Fallbrook, El Cajon, Escondido, Corona, and Rancho Bernardo California. In addition, the Company operates business loan centers in California, North Carolina, Florida, New Jersey, Georgia, Illinois and Washington. The Bank's primary sources of revenue are providing loans to customers, who are predominately small and middle-market businesses and individuals and originating mortgage and government guaranteed loans for sale to institutional investors in the secondary market. The Company also generates fee income by servicing the government guaranteed loans.

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

Cash and Due From Banks
-----------------------

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The Bank complied with the reserve requirements as of December 31, 2004.

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

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

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

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002



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

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Other Real Estate Owned
-----------------------

Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at the lesser of the outstanding loan balance or the fair value at the date of foreclosure minus estimated costs to sell. Any valuation adjustments required at the time of foreclosure are charged to the allowance for loan losses. After foreclosure, the properties are carried at the lower of carrying value or fair value less estimated costs to sell. Any subsequent valuation adjustments, operating expenses or income, and gains and losses on disposition of such properties are recognized in current operations.

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

Comprehensive Income
--------------------

Beginning in 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires the disclosure of comprehensive income and its components. For the years ending December 31, 2004, 2003 and 2002, the Company had no accumulated other comprehensive income and there were no significant components of comprehensive income with the exceptions of net income for 2004, 2003 and 2002.

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

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued


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

Earnings Per Share (EPS)
------------------------

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

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

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Had compensation cost for the Bank's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Bank's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                               2004               2003              2002
                                                          ----------------    --------------   ---------------
Net Income:
   As reported                                            $  10,577,623       $    7,854,339      $ 4,191,054
   Stock-Based Compensation
     Using the Intrinsic Value Method                            26,376               10,677           10,677
   Stock-Based Compensation
     That Would Have Been Reported
      Using the Fair Value Method of SFAS 123                  (368,423)            (505,457)        (314,714)
                                                          ----------------    --------------    -------------

   Pro Forma Net Income                                   $  10,235,576       $    7,359,559      $ 3,887,017
                                                          ================    ==============    =============

Per Share Data:
   Net Income - Basic

      As Reported                                         $        1.24       $         1.00      $      0.57

      Pro Forma                                           $        1.20       $         0.94      $      0.53
   Net Income - Diluted

      As Reported                                         $        1.13       $         0.89      $      0.50

      Pro Forma                                           $        1.09       $         0.82      $      0.46


Current Accounting Pronouncements
---------------------------------

In December 2004, FASB revised SFAS 123 and issued it under its new name, "Share-Based Payment". This statement eliminates the alternative to use Opinion 25's intrinsic value of accounting discussed in the previous paragraph. Instead, this Statement generally requires entities to recognize the cost of employee services received in exchange for awards of stock options, or other equity instruments, based on the grant-date fair value of those awards.

The Company must adopt this Statement in the third quarter of 2005 for all new stock option awards as well as any existing awards that are modified, repurchased or cancelled. In addition, the unvested portion of previously awarded options will also be recognized as expense. The Company is unable to estimate the total impact of this Statement on its financial condition and results of operations as the decision to grant option awards is made annually on a case-by-case basis, and, accordingly, the Company cannot estimate the amount of stock awards that will be made in 2005. However, options outstanding at December 31, 2004 that subsequently vest will result in net compensation costs of $130,000 and $130,000 in the third and fourth quarters of 2005 and $408,000 for the year ended December 31, 2006.

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued


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

In December 2003, FASB issued FASB Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities, an interpretations of ARB No.51." This interpretation addresses the consolidation of variable interest entities as defined in the Interpretations. This Interpretation will require companies that have issued trust preferred securities to deconsolidate the related entities. The Company has deconsolidated its trust preferred securities as of December 31, 2003 and 2004, which did not have a material impact on the Company's financial statements.

Reclassifications
-----------------

Certain reclassifications were made to prior year's presentation to conform to the current year. These classifications are of a normal recurring nature.

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


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

At December 31, 2004, 2003, and 2002, the Bank was servicing approximately $440,301,000, $306,252,000 and $177,075,000, respectively, in loans previously sold. A summary of the changes in the related servicing assets and interest-only strips receivable are as follows:

                                                                          Servicing Assets
                                                       --------------------------------------------------------
                                                            2004              2003               2002
                                                       --------------- ----------------    --------------------

Balance at Beginning of Year                           $    6,116,679      $  3,763,779      $     1,538,437
Increase from Loan Sales                                    3,731,175         3,251,793            2,708,148
Amortization Charged to Income                             (2,262,142)         (898,893)            (425,806)

Increase in Valuation Allowance                                     -                 -              (57,000)
                                                       --------------- ----------------    --------------------

Balance at End of Year                                 $    7,585,712      $  6,116,679      $     3,763,779
                                                       ==============  ================    ===================


                                                                   Interest-Only Strips Receivable
                                                       --------------------------------------------------------
                                                           2004               2003                2002
                                                       --------------- ----------------    --------------------

Balance at Beginning of Year                           $   20,495,511     $  13,120,093      $     4,136,809
Increase from Loan Sales                                    8,040,814        10,710,121           10,034,996
Amortization Charged to Income                             (3,856,805)       (3,334,703)          (1,036,212)
Writedown of Interest-Only Strips Receivable                        -                 -              (15,500)
                                                       --------------- ----------------    --------------------

Balance at End of Year                                 $   24,679,520     $  20,495,511       $   13,120,093
                                                       =============== ================    ====================


                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


NOTE B - LOANS - Continued

The estimated fair value of the servicing assets approximated the carrying amount at December 31, 2004, 2003 and 2002. Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. Management has estimated the expected life of these loans to be approximately 25% to 30% of the remaining life at the time of sale. For purposes of measuring impairment, the Bank has identified each servicing asset with the underlying loan being serviced. A valuation allowance is recorded where the fair value is below the carrying amount of the asset. At December 31, 2004, 2003 and 2002, the Bank had a valuation allowance of $390,000.

The Bank may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fee. In that case the Bank records an interest-only strip based on the relative fair market value of it and the other components of the loan. At December 31, 2004, 2003 and 2002, the Bank had interest-only strips of $24,679,520, $20,495,511, and $13,120,093, respectively, which approximates fair value. Fair value is estimated by discounting estimated future cash flows from the interest-only strips using assumptions similar to those used in valuing servicing assets.

At December 31, 2004, key economic assumptions used to fair value the servicing assets and interest-only strips on SBA loans sold, along with the potential decline in the fair value of these assets due to an immediate 10 percent and 20 percent adverse change in those assumptions are as follows:
                                                                       SBA
                                                                      Loans
                                                                      Sold
                                                                ----------------

Carrying Value of Servicing Assets and I/O Strips - Fair Value  $32,265,232

Weighted-Average Life (in months)                                        60

Repayment Speed Assumption (annual rate)                              15.22%
Decline in Fair Value from a 10% Adverse Change                   2,100,000
Decline in Fair Value from a 20% Adverse Change                   3,900,000

Discount Rate (annual rate)                                           10.35%
Decline in Fair Value from a 10% Adverse Change                   1,200,000
Decline in Fair Value from a 20% Adverse Change                   2,300,000


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

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


NOTE B - LOANS - Continued

A summary of the changes in the allowance for loan losses as of December 31 follows:

                                                           2004                2003                2002
                                                      ----------------    ----------------    ----------------

Balance at Beginning of Year                          $   3,607,833        $  3,017,395        $  1,239,308
Additions to the Allowance Charged to Expense             3,821,300           1,022,000           2,460,000

Recoveries on Loans Charged Off                              30,099              74,024              25,542
                                                      ----------------    ----------------    ----------------
                                                          7,459,232           4,113,419           3,724,850

Less Loans Charged Off                                   (1,096,698)           (505,586)           (707,455)
                                                      ----------------    ----------------    ----------------

                                                      $   6,362,534         $ 3,607,833        $  3,017,395
                                                      ================    ================    ================


The following is a summary of the investment in impaired loans, the related allowance for loan losses, and income recognized thereon as of December 31:

                                                                   2004             2003            2002
                                                             ----------------- --------------------------------

Recorded Investment in Impaired Loans                        $  11,799,000      $ 6,675,000     $ 1,908,000
Guaranteed Portion of Impaired Loans                            (8,140,000)      (5,269,000)     (1,077,000)
                                                             --------------    -------------   -------------
    Net Impaired Loans                                       $   3,659,000      $ 1,405,000     $   831,000
                                                             ==============    ============    =============

Related Allowance for Impaired Loans                         $      221,000     $   368,000     $   172,000

Average Recorded Investment in Impaired Loans                $    2,250,000     $   637,000     $   353,000

Interest Income Recognized for Cash Payments                       None             None            None

Total Nonaccrual Loans                                       $   11,799,000     $ 6,765,000     $ 1,908,000

Total Loans Past-Due Nintey Days
   or More and Still Accruing                                $            -     $         -     $         -


                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


NOTE C - PREMISES AND EQUIPMENT

A summary of premises and equipment as of December 31 follows:

                                                                             2004                 2003
                                                                       -----------------   -------------------

Land                                                                   $     500,000       $     500,000
Buildings and Leasehold Improvements                                       1,895,440              542,567
Autos                                                                      1,096,977           1,032,446
Furniture, Fixtures, and Equipment                                         3,568,376           2,337,729
                                                                       -----------------   -------------------
                                                                           7,060,793           4,412,742
Less Accumulated Depreciation and Amortization                            (2,680,984)         (2,227,199)
                                                                       -----------------   -------------------

                                                                       $   4,379,809        $   2,185,543
                                                                       =================   ===================



Depreciation and amortization expense for premises and equipment was $765,532 in 2004, $643,615 in 2003, and $597,957 in 2002.

The Bank has entered into several leases for its branches and loan production offices, which expire at various dates through 2014. These leases include provisions for periodic rent increases as well as payment by the lessee of certain operating expenses. Rental expense relating to these leases was approximately $1,132,000 in 2004, $811,000 in 2003, and $701,000 in 2002.

The approximate future minimum annual payments for these leases by year are as follows:


      Year                                 Amount
------------------                    ------------------
      2005                            $   1,485,403
      2006                                1,273,836
      2007                                1,070,903
      2008                                  959,367
      2009                                  251,667
   Thereafter                               464,783
                                      ------------------

                                      $   5,505,959
                                      ==================


The minimum rental payment shown above are given for the existing lease obligations and are not a forecast of future rental expense.

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

NOTE D - DEPOSITS

At December 31, 2004 the schedule maturities of time deposits are as follows:

      Year                          Amount
------------------             -----------------
      2005                     $     280,031,000

   2006 - 2007                           541,000

   Thereafter                            434,000
                               -----------------

                               $     281,006,000
                               =================



The five largest depositors with the Bank had approximately $24,228,000 on deposit at December 31, 2004.

NOTE E - FHLB ADVANCES AND OTHER BORROWINGS

As of December 31, 2004, there were no Federal Home Loan Bank Advances outstanding. The Bank is required to pledge a certain amount of loans with the Federal Home Loan Bank for collateralization purposes. As of December 31, 2004, approximately $70,442,000 in loans was pledged for an aggregate borrowing line of $36,354,213. The Bank also had no Federal Home Loan Bank Advances as of December 31, 2003.

The Bank maintains unused federal lines of credit with three financial institutions in the aggregate amount of $18,000,000 as of December 31, 2004. As of December 31, 2004, no amounts were outstanding under these arrangements.


NOTE F - JUNIOR SUBORDINATED DEBT SECURITIES

On June 26, 2002, the Company issued $7,217,000 of junior subordinated debt securities (the "debt securities") to Temecula Valley Statutory Trust I, a statutory trust created under the laws of the State of Connecticut. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on June 26, 2032. Interest is payable quarterly on these debt securities at 3-Month LIBOR plus 3.45% for an effective rate of 6.08% as of December 31, 2004. The debt securities can be redeemed for 107.5% of the principal balance through June 26, 2007 and at par thereafter. The debt securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

NOTE F - JUNIOR SUBORDINATED DEBT SECURITIES - Continued

On September 17, 2003, the Company issued $5,155,000 of junior subordinated debt securities (the "debt securities") to Temecula Valley Statutory Trust II, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on September 17, 2033. Interest is payable quarterly on these debt securities at 3-Month LIBOR plus 2.95% for an effective rate of 5.53% as of December 31, 2004. The debt securities can be redeemed for 107.5% of the principal balance through September 17, 2008 and at par thereafter. The debt securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

On September 20, 2004, the Company issued $8,248,000 of junior subordinated debt securities (the "debt securities") to Temecula Valley Statutory Trust III, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on September 20, 2034. Interest is payable quarterly on these debt securities at 3-Month LIBOR plus 2.20% for an effective rate of 4.78% as of December 31, 2004. The debt securities can be redeemed for 107.5% of the principal balance through September 20, 2009 and at par thereafter. The debt securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

The Company also purchased a 3% minority interest in Temecula Valley Statutory Trusts I, II, and III. The balance of the equity of Temecula Valley Statutory Trusts I, II, and III is comprised of mandatorily redeemable preferred securities. Under FASB Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," the Company is not allowed to consolidate Temecula Valley Statutory Trusts I and II into the Company financial statements. Prior to the issuance of FIN No. 46, Bank Holding companies typically consolidated these entities. The Federal Reserve Board has ruled that these mandatorily redeemable preferred securities qualifies as Tier 1 Capital. As of December 31, 2004, 2003, and 2002 the Company has included the net junior subordinated debt in its Tier1 Capital for regulatory capital purposes.

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

                                            2004                  2003
                                      -----------------      ----------------
Balance at the Beginning of Year      $       842,000         $     790,000
Advances                                      876,000               149,000
Payments                                     (363,000)              (97,000)
                                      -----------------      ----------------

                                      $     1,355,000          $    842,000
                                      =================      ================

Deposits from related parties held by the Bank at December 31, 2004 and 2003 amounted to approximately $1,068,000 and $860,000, respectively.

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


NOTE H - INCOME TAXES

The provision for income taxes included in the statements of income as of the years ended December 31 consist of the following:

                       2004                   2003                 2002
                  ----------------       ----------------     ----------------
Current:
  Federal         $   7,039,937           $  4,504,304         $  2,852,583
   State              2,473,869              1,588,585              930,927
                  ----------------       ----------------     ----------------
                      9,513,806              6,092,889            3,783,510
Deferred             (1,978,000)              (665,000)            (909,000)
                  ----------------       ----------------     ----------------

                  $   7,535,806           $ 5,427,889         $   2,874,510
                  ================       ================     ================

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition. The Bank's principal timing differences are from loan loss provision accounting, deferred compensation plans, and depreciation differences.

The provision for income taxes varies from the federal statutory rate as follows:

                                              2004                          2003                           2002
                                  ----------------------------- -----------------------------  -----------------------------
                                                    Percent                        Percent                       Percent
                                                   of Pretax                      of Pretax                     of Pretax
                                      Amount         Income          Amount        Income          Amount         Income
                                  ------------   -------------  ------------  --------------   -----------   ---------------

Federal Tax Rate                  $  6,159,000         34.0%    $  4,516,000          34.0%    $ 2,402,000          34.0%
State Income Taxes, Net of
   Federal Income Tax Benefit        1,282,000          7.1          944,000           7.1         500,000           7.1

Tax Free Income                       (108,000)        (0.6)        (70,000)          (0.5)        (51,000)         (0.7)

Other Items, Net                       202,806          1.1           37,889           0.3          23,510           0.3
                                  ------------   -------------  ------------  --------------   -----------   ---------------

                                  $ 7,535,806          41.6%    $  5,427,889          40.9%    $ 2,874,510         40.7%
                                  ============   =============  ============  ==============   ===========   ===============


                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

NOTE H - INCOME TAXES - Continued

The following is a summary of the components of the net deferred tax asset accounts recognized in the accompanying statements of financial condition:

                                                                             2004                  2003
                                                                        ----------------      ----------------
Deferred Tax Assets:
   Allowance for Loan Losses                                            $    2,276,000          $  1,260,000

   Depreciation Differences                                                          -                51,000
   Deferred Compensation Plans                                               1,039,000               571,000
   State Taxes                                                                 746,000               507,000

   Reserve for Undisbursed Loans                                               200,000                     -

   Non-accrual Interest                                                        189,000                     -

   Other Assets/Liabilities                                                     66,000                     -
                                                                        ----------------      ----------------
                                                                             4,516,000             2,393,000
Deferred Tax Liabilities:

   Depreciation Differences                                                   (145,000)                    -
                                                                        ----------------      ----------------

                                                                              (145,000)                    -
                                                                        ----------------      ----------------

Net Deferred Tax Assets                                                 $    4,371,000          $  2,393,000
                                                                        ================      ================

NOTE I - EARNINGS PER SHARE (EPS)

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS:

                                                2004                         2003                          2002
                                    ----------------------------- ---------------------------- -----------------------------
                                        Income        Shares          Income        Shares         Income        Shares
                                    -----------    -------------- -----------   -------------- -----------  ----------------

Net Income as Reported              $10,577,623                   $7,854,339                   $4,191,054
Weighted Average Shares
 Outstanding During the Year                        8,503,179                    7,823,951                    7,372,504
                                    -----------    -------------- -----------   -------------- -----------  ----------------
                Used in Basic EPS    10,577,623     8,503,179      7,854,339     7,823,951      4,191,054     7,372,504
Dilutive Effect of Stock
  Options and Warrants                                860,689                    1,037,755                      997,536
                                    -----------    -------------- -----------   -------------- -----------  ----------------

             Used in Dilutive EPS   $10,577,623     9,363,868     $7,854,339     8,861,706     $4,191,054     8,370,040
                                    ===========    ============== ===========   ============== ===========  ================

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


NOTE J - STOCK OPTION PLAN


At December 31, 2004, the Company has three fixed option plans under which 4,000,000 shares of the Company's common stock may be issued. The compensation expense that has been charged against income for these stock-based compensation plans totaled $45,512 in 2004 and $18,097 in 2003 and 2002.

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

During 2004, the Company established an incentive/nonqualified stock option plan for directors, officers and employees. Under this plan the Company may grant options for 700,000 shares of common stock at not less than 100% of the fair market value for officers and employees and 85% of the fair market value for directors at the date the options are granted.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free rates of 3.61% in 2004, 3.00% in 2003, and 3.75% in 2002; expected lives of five years in 2004, five years in 2003 and three years in 2002; and volatility of 27.9% for 2004, 22.9% for 2003, and 40.3% for 2002.

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


NOTE J - STOCK OPTION PLAN - Continued


A summary of the status of the Bank's fixed stock option plan as of December 31, and changes during the years ending on those dates is presented below:


                                             2004                       2003                       2002
                                  --------------------------- -------------------------- --------------------------
                                                 Weighted-                  Weighted-                  Weighted-
                                                  Average                    Average                    Average
                                                 Exercise                    Exercise                   Exercise
                                     Shares        Price         Shares       Price         Shares       Price
                                  --------------------------- -------------------------- --------------------------
Outstanding at Beginning
    of Year                         1,912,674      $ 3.74       2,042,348      $ 2.79     2,028,042       $ 2.68
Granted                               302,078       14.93         273,000        9.26        78,000         5.35
Options Exercised                    (600,689)       2.79        (380,670)       2.56       (53,694)        2.28
Options Cancelled                     (34,340)      11.25         (22,004)       4.01       (10,000)        2.94
                                  -------------               -------------              -----------    -----------

Outstanding at End of Year          1,579,723        6.09       1,912,674        3.74     2,042,348         2.79
                                  =============               =============              ===========

Options Exercisible
    at End of Year                 1,231,635          4.24     1,617,008         3.24     1,598,146         2.60

Weighted-Average Fair
    Fair Value of Options
    Granted During the Year                           5.07                       3.01                       1.68

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

NOTE J - STOCK OPTION PLAN - Continued

The following table summarizes information about fixed options outstanding at December 31, 2004:

                                         Options Outstanding                           Options Exercisable
                         -----------------------------------------------------   --------------------------------
                                                Weighted-         Weighted-                         Weighted-
                                                 Average           Average                           Average
      Exercise                Number            Remaining         Exercise           Number         Exercise
        Price              Outstanding      Contractual Life        Price          Exercisable        Price
----------------------   --------------    -----------------  ----------------   --------------  ----------------
   $1.00 to $1.99               146,476           2.14        $     1.38              146,476        $ 1.38

   $2.00 to $2.99               483,186           4.86        $     2.57              483,186        $ 2.57

   $3.00 to $3.99               347,983           4.69        $     3.47              326,753        $ 3.47

   $4.00 to $4.99                27,000           7.17        $     4.85               17,664        $ 4.81

   $5.00 to $5.99                62,000           7.51        $     5.69               37,326        $ 5.71

   $6.00 to $9.99               146,000           8.78        $     8.84              122,000        $ 9.33

  $10.00 to $13.99              144,078           9.19        $    12.00               98,230        $12.37

 $14.00 to $17.99               203,000           9.52        $    15.31                    -        $    -

  $18.00 to $21.99               20,000           9.98        $    18.00                    -        $    -
                         -----------------                                       ----------------


                             1,579,723            6.13        $     6.09           1,231,635         $ 4.24
                         =================                                       ================


NOTE K - EMPLOYEE RETIREMENT SAVINGS PLAN

During 2000, the Bank adopted a retirement savings plan for the benefit of its employees. Contributions to the plan are determined annually by the Board of Directors. The expense for this plan was approximately $310,000 in 2004, $263,000 in 2003, and $167,000 in 2002.


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

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


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

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Financial Assets
----------------

The carrying amounts of cash, short-term investments, due from customers on acceptances, and Bank acceptances outstanding are considered to approximate fair value. Short-term investments include federal funds sold, securities purchased under agreements to resell, and interest bearing deposits with Banks. The fair values of investment securities, including available-for-sale, are generally based on quoted market prices. The fair value of loans are estimated using a combination of techniques, including discounting estimated future cash flows and quoted market prices of similar instruments where available.

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

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


NOTE L - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The estimated fair value of financial instruments at December 31, 2004 and 2003 is summarized as follows: (dollar amounts in thousands)

                                                                          December 31,
                                                    ---------------------------------------------------------
                                                              2004                          2003
                                                    ---------------------------- ----------------------------
                                                      Carrying         Fair        Carrying        Fair
                                                        Value         Value          Value         Value
                                                    ------------  --------------  -----------   -------------
Financial Assets:
   Cash and Due From Banks                          $     6,317   $     6,317    $     9,348   $     9,348
   Federal Funds Sold                                    16,800        16,800         21,400        21,400
   Loans Held for Sale and Loans, net                   523,834       524,201        357,142       359,914
   Federal Reserve and Federal Home
      Loan Bank Stock                                     2,378         2,378          1,145         1,145
   I/O Strips Receivable and Servicing Assets            32,265        32,265         26,612        26,612
   Cash Surrender Value - Life Insurance                  9,594         9,594          5,741         5,741
   Accrued Interest Receivable                            1,948         1,948          1,396         1,396

Financial Liabilities:
   Deposits                                             534,767       534,755        383,487       383,574
   Junior Subordinated Debt Securities                   20,620        20,620         12,372        12,372
   Accrued Interest and Other Liabilities                 8,538         8,538          5,670         5,670



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

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


NOTE M - COMMITMENTS AND CONTINGENCIES - Continued

As of December 31, 2004 and 2003, the Company had the following outstanding financial commitments whose contractual amount represents credit risk:

                                       2004                 2003
                                 -----------------    ------------------
Commitments to Extend Credit     $ 242,499,000        $ 171,159,000
Letters of Credit                    1,113,000            1,440,000
                                 -----------------    ------------------
                                 $ 243,612,000        $ 172,599,000
                                 =================    ==================


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

The Company is involved in various litigation, which has arisen in the ordinary course of its business. In the opinion of management, the disposition of such pending litigation will not have a material effect on the Company's financial statements.

The Company has entered into retirement benefit agreements with certain officers providing for future benefits aggregating approximately $7,600,000 payable in equal annual installments ranging from ten years to a lifetime benefit from the retirement dates of each participating officer. The estimated future benefits to be paid are being accrued over the period from the effective date of the agreements until the expected retirement dates of the participants. As of December 31, 2004, approximately $2,347,000 has been accrued in conjunction with these agreements. The expense incurred and accrued was $1,085,000, $531,000, and $267,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The Company is the beneficiary under split dollar agreements of life insurance policies that have been purchased as a method of financing the benefits under the agreements.

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

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


NOTE N - REGULATORY MATTERS - Continued

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2004, the most recent notification from the Comptroller of the Currency categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank's category). To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below. The following table also sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

                                                                          Amount of Capital Required
                                                                                            To Be Well-
                                                                                            Capitalized
                                                                       For Capital         Under Prompt
                                                                        Adequacy             Corrective
                                                  Actual                Purposes             Provisions
                                           ---------------------- --------------------- ---------------------
                                             Amount      Ratio       Amount     Ratio     Amount      Ratio
                                           ----------- ---------- ---------- --------- ---------  ------------
As of December 31, 2004:
  Total Capital (to Risk-Weighted Assets)  $ 67,436        11.6%  $ 46,348      8.0%   $ 57,934         10.0%
  Tier 1 Capital (to Risk-Weighted Assets) $ 61,074        10.5%  $ 23,178      4.0%   $ 34,767          6.0%
  Tier 1 Capital (to Average Assets)       $ 61,074        10.0%  $ 24,357      4.0%   $ 30,446          5.0%

As of December 31, 2003:
  Total Capital (to Risk-Weighted Assets)  $ 43,584        11.3%  $ 30,964      8.0%   $ 38,705         10.0%
  Tier 1 Capital (to Risk-Weighted Assets) $ 39,977        10.3%  $ 15,482      4.0%   $ 23,223          6.0%
  Tier 1 Capital (to Average Assets)       $ 39,977         9.4%  $ 17,070      4.0%   $ 21,338          5.0%



The Company is subject to similar requirements administered by its primary regulator, the Federal Reserve Board. For capital adequacy purposes, the Company must maintain total capital to risk-weighted assets and Tier 1 capital to risk-weighted assets of 8.0% and 4.0%, respectively. Its total capital to risk-weighted assets and Tier 1 capital to risk-weighted assets was 11.5% and 10.0%, respectively at December 31, 2003. Its total capital to risk-weighted assets and Tier 1 capital to risk-weighted assets was 11.8% and 9.2%, respectively at December 31, 2004.

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

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002



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

NOTE R - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY

Temecula Valley Bancorp Inc. operates Temecula Valley Bank, N.A. Temecula Valley Bancorp Inc. commenced operations during 2002. The earnings of the subsidiary are recognized on the equity method of accounting. Condensed financial statements of the parent company only are presented below:

                                    TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         December 31, 2004, 2003 and 2002



NOTE R - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY - Continued


                            CONDENSED BALANCE SHEETS

                                                                       December 31,          December 31,
                                                                            2004                  2003
                                                                       ----------------   ----------------
ASSETS:
   Cash                                                                $      1,054,806    $       825,456
   Investment in Temecula Valley Statutory Trust I                              217,000            217,000
                                                                                                   155,000
   Investment in Temecula Valley Statutory Trust II                             155,000
   Investment in Temecula Valley Statutory Trust III                            248,000                  -
   Investment in Temecula Valley Bank, N.A.                                  61,823,513         40,588,549
   Other Assets                                                                 208,167            283,033
                                                                       ----------------   ----------------

                                                                       $     63,715,486    $    42,069,038
                                                                       ================   ================

LIABILITIES AND SHAREHOLDERS' EQUITY:
   Other Liabilities                                                   $       192,948     $       13,973
   Junior Subordinated Debt Securities                                      20,620,000         12,372,000
   Shareholders' Equity                                                     42,902,538         29,683,065
                                                                       ----------------   ----------------
                                                                       $    63,715,486     $   42,069,038
                                                                       ================   ================

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002



NOTE R - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY - Continued




                     CONDENSED STATEMENTS OF INCOME                          Year Ended            Year Ended
                                                                            December 31,          December 31,
                                                                                2004                  2003
                                                                          ------------------    ------------------
INCOME:
   Cash Dividends from Statutory Trusts                                   $         20,274      $       11,853
                                                                          ------------------    ------------------
                                                            TOTAL INCOME

EXPENSES:
   Interest on Junior Subordinated Debt Securities                                 766,078              449,454
   Other                                                                           403,973              155,018
   Allocated Tax Benefit                                                          (483,435)            (243,889)
                                                                          ------------------    ------------------
                                                          TOTAL EXPENSES           686,616              360,583
                                                                          ------------------    ------------------

                                     LOSS BEFORE EQUITY IN UNDISTRIBUTED
                                                    INCOME OF SUBSIDIARY          (666,342)            (348,730)

                                                 EQUITY IN UNDISTRIBUTED
                                                    INCOME OF SUBSIDIARY        11,243,965            8,203,069
                                                                          ------------------    ------------------

                                                              NET INCOME  $     10,577,623      $     7,854,339
                                                                          ==================    ==================

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

NOTE R - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY - Continued

                   CONDENSED STATEMENTS OF CASH FLOWS                         Year Ended            Year Ended
                                                                             December 31,          December 31,
                                                                                 2004                  2003
                                                                         ---------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $    10,577,623         $   7,854,339
   Noncash items included in net income:
      Equity in income of Subsidiary                                         (11,243,965)           (8,203,069)
      Other                                                                      973,502               (84,740)
                                                                         ---------------------   ------------------
                                                         NET CASH USED IN
                                                     OPERATING ACTIVITIES        307,160              (433,470)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in Subsidiaries                                                (10,000,000)            (5,683,687)

   Dividends received from Subsidiaries                                                -                      -
                                                                         ---------------------   ------------------
                                                         NET CASH USED BY
                                                     INVESTING ACTIVITIES    (10,000,000)            (5,683,687)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Junior Subordinated Debt Securities                           8,248,000              5,155,000
   Proceeds from exercise of stock options                                     1,674,190                976,116
   Proceeds from exercise of warrants                                                  -                811,497
                                                                         ---------------------   ------------------
                                                        NET CASH PROVIDED
                                                  BY FINANCING ACTIVITIES      9,922,190              6,942,613
                                                                         ---------------------   ------------------

                                                          NET INCREASE IN
                                                CASH AND CASH EQUIVALENTS        229,350               825,456

                                                CASH AND CASH EQUIVALENTS

                                                     AT BEGINNING OF YEAR        825,456                     -
                                                                         ---------------------   ------------------

                                                CASH AND CASH EQUIVALENTS
                                                           AT END OF YEAR  $  1,054,806          $     825,456
                                                                         =====================   ==================


                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

NOTE S - QUARTERLY DATA (UNAUDITED)

The following table sets forth the Company's unaudited results of operations for the four quarters ended in 2004 and 2003:

                                                                                                               For the year
                                                       For the Quarter Ended in 2004                               Ended
                                   ---------------------------------------------------------------------   -----------------------
                                      March 31,          June 30,       September 30,     December 31,       December 31, 2004
                                   ----------------- ----------------- ---------------- ---------------    -----------------------
Interest Income                      $ 6,816,628       $ 7,790,647       $ 8,783,386      $ 10,224,226         $ 33,614,887
Interest Expense                      (1,242,563)       (1,375,641)       (1,750,845)       (2,045,494)          (6,414,543)
                                   ----------------- ----------------- ---------------- ---------------    -----------------------
Net Interest Income                    5,574,065         6,415,006         7,032,541         8,178,732           27,200,344
Provision for Loan Losses               (500,000)         (250,000)       (1,635,000)       (1,436,300)          (3,821,300)
Noninterest Income                     6,727,789         6,726,899         7,288,248         7,955,678           28,698,614
Noninterest Expense                   (7,444,608)       (8,407,711)       (8,665,678)       (9,446,232)         (33,964,229)
                                   ----------------- ----------------- ---------------- ---------------    -----------------------
Income before Income Taxes             4,357,246         4,484,194         4,020,111         5,251,878           18,113,429
Income Taxes                          (1,785,096)       (1,837,568)       (1,645,749)       (2,267,393)          (7,535,806)
                                   ----------------- ----------------- ---------------- ---------------    -----------------------
                       Net Income    $ 2,572,150       $ 2,646,626       $ 2,374,362      $  2,984,485         $ 10,577,623
                                   ================= ================= ================ ===============    ========================

Per Share Data:

   Net Income - Basic                $       .31       $       .32       $      .27       $       .34          $      1.24

   Net Income - Diluted              $       .28       $       .28       $      .25       $       .31          $      1.13

                                                                                                               For the year
                                                       For the Quarter Ended in 2003                               Ended
                                   -----------------------------------------------------------------------
                                      March 31,          June 30,       September 30,     December 31,       December 31, 2003
                                   ----------------- ----------------- ---------------- ---------------    -----------------------
Interest Income                      $ 5,279,705       $ 5,844,313       $ 6,367,114       $ 6,463,159         $ 23,954,290
Interest Expense                      (1,197,749)       (1,262,567)       (1,219,119)       (1,267,118)          (4,946,553)
                                   ----------------- ----------------- ---------------- ---------------    -----------------------
Net Interest Income                    4,081,956         4,581,746         5,147,995         5,196,041           19,007,737
Provision for Loan Losses               (150,000)         (350,000)         (150,000)         (372,000)          (1,022,000)
Noninterest Income                     5,182,918         6,318,554         6,424,132         6,491,957           24,417,561
Noninterest Expense                   (6,577,879)       (7,428,364)       (7,399,214)       (7,715,614)         (29,121,070)
                                   ----------------- ----------------- ---------------- ---------------    -----------------------
Income before Income Taxes             2,536,995         3,121,936         4,022,913         3,600,384           13,282,228
Income Taxes                          (1,041,716)       (1,273,256)       (1,643,420)       (1,469,497)          (5,427,889)
                                   ----------------- ----------------- ---------------- ---------------    -----------------------
                       Net Income  $   1,495,279     $   1,848,680     $   2,379,493     $   2,130,887      $     7,854,339
                                   ================= ================= ================ ===============    =======================


Per Share Data:

   Net Income - Basic              $        .20      $        .24      $        .30      $        .26       $         1.00

   Net Income - Diluted            $        .18      $        .21      $        .27      $        .23       $          .89


                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS
                                      WITH
                          INDEPENDENT AUDITORS' REPORT

                        DECEMBER 31, 2004, 2003 and 2002

ITEM 9:           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  -----------------------------------------------------------
                  AND FINANCIAL DISCLOSURE
                  ------------------------
None.

ITEM 9A:          CONTROLS AND PROCEDURES
                  -----------------------

                  The Company's principal executive officer and the person performing the functions of the Company's principal financial officer have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2004. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective. The evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

                  Management of Temecula Valley Bancorp Inc. and Temecula Valley Bank (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2004. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

There are inherent limitations in the effectiveness of internal controls, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in condition, the effectiveness of internal controls and procedures may vary over time.

                  Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 based upon criteria in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management determined that the Company's internal control over financial reporting was effective as of December 31, 2004 based on the criteria in Internal Control -- Integrated Framework issued by COSO.

                  Management assessed its compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that the Company complied in all significant respects with designated laws and regulations relating to safety and soundness for the year ended December 31, 2004.

                  The Company's independent public accounting firm has issued an attestation report on Management's assessment of the Company's internal control over financial reporting. This report is included below.


/s/ Stephen H. Wacknitz                         /s/ Donald A. Pitcher
-----------------------                         ---------------------
Chief Executive Officer                         Chief Financial Officer

Dated March 29, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Temecula Valley Bancorp, Inc. and Subsidiary
Temecula, California

We have audited management's assessment, included in the accompanying Report of Management, that Temecula Valley Bancorp, Inc. and Subsidiary (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Temecula Valley Bancorp, Inc. and Subsidiary maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders equity and cash flows for each of the years in the period ended December 31, 2004 and our report dated March 23, 2005 expressed an unqualified opinion.

/s/ Vavrinek, Trine, Day & Co., LLP

Laguna Hills, California
March 23, 2005



ITEM 9B:          OTHER INFORMATION
                  -----------------
None.

                                    PART III

ITEM 10:          DIRECTORS AND PRINCIPAL OFFICERS
                  --------------------------------

                  The information required by this Item is incorporated by reference from the Company's definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the fiscal year covered by this Annual Report ("Company's Proxy Statement") under the captions "Item-1 Election of Directors," "Corporate Governance and Our Directors and Executive Officers," "Executive Officers and Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance."

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

ITEM 11:          EXECUTIVE COMPENSATION
                  ----------------------

                  The information required by this Item is incorporated by reference from the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders under the caption "Executive Officers and Compensation."

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
              --------------------------------------------------------------

                  The information required by this Item is incorporated by reference from the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders under the caption "Stock Ownership."


       Securities Authorized For Issuance Under Equity Compensation Plans

          Equity Compensation Plan Information as of December 31, 2004
--------------------------------------------------------------------------------------------------------------------
                                Number of securities to be
                                  issued upon exercise of     Weighted average exercise
                                   outstanding options,         price of outstanding         Number of securities
                                    warrants and rights         options, warrants and       remaining available for
        Plan category                                                  rights                   future issuance
-------------------------------------------------------------------------------------------------------------------
                                             (a)                        (b)                              (c)
Equity compensation plans                  1,912,674                   $3.74                            27,984
approve by security holders
Equity compensation plans not                      0                       0                                 0
                                                   -                       -                                 -
approve by security holders
Total                                      1,912,674                   $3.74                            27,984
                                           =========                                                    ======


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                  ----------------------------------------------

                  The information required by this Item is incorporated by reference from the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders under the caption "Certain Relationships and Other Transactions."

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES
                  --------------------------------------

                  The information required by this Item is incorporated by reference from the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders under the caption "Selection of Independent Auditors."

                                     PART IV

ITEM 15:          EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                  ---------------------------------------

(a) Documents Filed as Part of this Annual Report

         (1)      The following financial statements are incorporated by reference from Item 8 hereto:

                  Independent Auditors Report                                                        Page 63

                  Consolidated Statements of Financial Condition as of December 31,
                  2004 and 2003.                                                                     Page 64

                  Consolidated Statements of Income for Each of the Years Ended
                  December 31, 2004, 2003 and 2002.
                                                                                                     Page 66

                  Consolidated Statement of Changes in Shareholders' Equity for the
                  years ended December 31, 2004, 2003 and 2002                                       Page 67

                  Notes to Consolidated Financial Statements                                         Page 69

         (2)      Financial Statement Schedules

                  Not applicable.

(b)      Exhibits

         Exhibit No.                Description of Exhibit
         -----------                ----------------------

         2.(i) Bank and Company Amended and Restated Plan of Reorganization dated as of April 2, 2002, filed on June 3, 2002 as an Exhibit to Form 8-A12G

         2.(ii) Agreement and Plan of Merger of Temecula Merger Corporation and Temecula Valley Bancorp is an Exhibit to the Company's Definitive 14A filed November 20, 2003

         3.(i) Articles of Incorporation of Temecula Valley Bancorp Inc., a California corporation, is an Exhibit to the Company's Definitive 14A, filed November 20, 2003

         3.(ii) Bylaws of the Company, as amended, filed on May 17, 2004 as an Exhibit to the Company's Form 10-Q

         4.1 Common Stock Certificate of the Company, filed on May 17, 2004 as an Exhibit to the Company's Form 10-Q

         4.2 Warrant Certificate of Temecula Valley Bank, N.A. as adopted by Temecula Valley Bancorp Inc., filed on June 3, 2002 as an Exhibit to Temecula Valley Bancorp's Form 8-A12G

         10.1 Temecula Valley Bank, N.A. Lease Agreement for Main Office, filed on March 11, 2003 as an Exhibit to the Company's Form 10KSB

         10.2 Stephen H. Wacknitz Employment Agreement effective October 1, 2003, filed on March 31, 2004 as an Exhibit to the Company's Form 10K

         10.4 Luther J. Mohr Employment Agreement effective October 1, 2003, filed on March 31, 2004 as an Exhibit to the Company's Form 10K

         10.6          401(k) filed April 16,2004 as an Exhibit to the Company's
                       10-K/A

         10.8 Thomas P. Ivory Employment Agreement effective January 25, 2001, filed on March 11, 2003 as an Exhibit to Temecula Valley Bancorp's Form 10KSB

         10.9 James W. Andrews Employment Agreement dated June 1, 2002 filed on April 11, 2003 as an Exhibit to the Company's Form 10KSB

        10.10 First Amendment to James W. Andrews Employment Agreement dated November 24, 2004

        10.11 1996 Incentive and Non Qualified Stock Option Plan (Employees), as amended by that certain First Amendment effective May 15, 2001 and that certain Second Amendment effective May 15, 2002, filed on April 11, 2003 as an Exhibit to the Company's Form 10KSB ("Employee Plan")

        10.11(a)       Form of ISO Stock Option Agreement for Employee Plan

        10.12 1997 Non Qualified Stock Option Plan (Directors), as amended by that certain First Amendment effective May 15, 2001 and that certain Second Amendment effective May 15, 2002, filed on April 11, 2003 as an Exhibit to the Company's Form 10KSB ("Director Plan")

        10.12(a)       Form of NSO Stock Option Agreement for Director Plan

        10.13 Amended and Restated Salary Continuation Agreement between Temecula Valley Bank and Stephen H. Wacknitz dated September 30, 2004, filed on November 18, 2004 as an Exhibit to the Company's Form 10-Q/A

         10.14 Amended and Restated Salary Continuation Agreement between Temecula Valley Bank and Luther J. Mohr dated January 28, 2004, filed on November 18, 2004 as an Exhibit to the Company's Form 10-Q/A

         10.17 Executive Deferred Compensation Agreement between Temecula Valley Bank and Thomas P. Ivory dated April 1, 2001, filed on November 18, 2004 as an Exhibit to the Company's Form 10-Q/A

         10.17(a) Temecula Valley Bancorp Inc. 2004 Stock Incentive Plan, as amended, filed on August 20, 2004 as an Exhibit to the Company's Form 10-Q ("Stock Incentive Plan")

         10.17(b)      Form of NSO Stock Option Agreement for Stock Incentive
                       Plan

         10.17(c)      Form of ISO Stock Option Agreement for Stock Incentive
                       Plan

         10.18 Executive Deferred Compensation Agreement between Temecula Valley Bank and Stephen H. Wacknitz dated September 30, 2004, filed on November 18, 2004 as an Exhibit to the Company's Form 10-Q/A

         10.19 Salary Continuation Agreement between Temecula Valley Bank and Stephen H. Wacknitz dated January 28, 2004 filed on November 18, 2004 as an Exhibit to the Company's Form 10-Q/A.

         10.20 Amended and Restated Salary Continuation Agreement between Temecula Valley Bank and Scott J. Word dated September 30, 2004, filed on November 18, 2004 as an Exhibit to the Company's Form 10-Q/A

         10.21 Split Dollar Agreement between Temecula Valley Bank and Thomas P. Ivory dated September 30, 2004, filed on November 18, 2004 as an Exhibit to the Company's Form 10-Q/A
..
         10.22 Split Dollar Agreement between Temecula Valley Bank and Luther J. Mohr dated September 30, 2004, filed on November 18, 2004 as an Exhibit to the Company's Form 10-Q/A

         10.23 Split Dollar Agreement between Temecula Valley Bank and Stephen H. Wacknitz dated September 30, 2004, filed on November 18, 2004 as an Exhibit to the Company's Form 10-Q/A

         10.24 Split Dollar Agreement between Temecula Valley Bank and Scott J. Word dated September 30, 2004, filed on November 18, 2004 as an Exhibit to the Company's Form 10-Q/A

         10.25         Robert Flores Employment Agreement dated January 27, 2007

         10.27 Amended and Restated Salary Continuation Agreement between Thomas M. Shepherd and Temecula Valley Bank dated September 30, 2004

         10.28 Split Dollar Agreement between Thomas M. Shepherd dated September 30, 2004

         10.29 Amended and Restated Salary Continuation Agreement between Donald A. Pitcher and Temecula Valley Bank dated September 30, 2004

         10.30 Split Dollar Agreement between Temecula Valley Bank and Donald A. Pitcher dated September 30, 2004

         10.31         William H. McGaughey Employment Agreement dated January
                       4, 2005.


          31.1         Rule 13a-14(a) Certification of Chief Executive Officer

          31.2         Rule 13a-14(a) Certification of Chief Financial Officer

          32.1         Section 1350 Certifications

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      TEMECULA VALLEY BANCORP INC.

DATE:  March 29, 2005             BY: /s/ Stephen H. Wacknitz
                                      -------------------------------------
                                      Stephen H. Wacknitz, President/CEO,
                                      Chairman of the Board



                                  BY: /s/ Donald A. Pitcher
                                      -------------------------------------
                                      Donald A. Pitcher, Senior Vice President
                                      Chief Financial Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                Title              Date
---------                                -----              ----

/s/ Steven W. Aichle                     Director       March 29, 2005
----------------------------------------
Dr. Steven W. Aichle

/s/ Dr. Robert P. Beck                   Director       March 29, 2005
----------------------------------------
Dr. Robert P. Beck

/s/ Neil M. Cleveland                    Director       March 29, 2005
----------------------------------------
Neil M. Cleveland

/s/ George Cossolias                     Director       March 29, 2005
----------------------------------------
George Cossolias

/s/ Luther J. Mohr                       Director       March 29, 2005
----------------------------------------
Luther J. Mohr

/s/ Stephen H. Wacknitz                  Chairman       March 29, 2005
----------------------------------------
Stephen H. Wacknitz

/s/ Richard W. Wright                    Director       March 29, 2005
----------------------------------------
Richard W. Wright

                                  EXHIBIT LIST
                                  ------------


Exhibit
-------

10.10 First Amendment to James W. Andrews Employment Agreement dated November 24, 2004

10.11(a) Form of ISO Stock Option Agreement for Employee Plan

10.12(a) Form of NSO Stock Option Agreement for Director Plan

10.17(b) Form of NSO Stock Option Agreement for Stock Incentive Plan

10.17(c) Form of ISO Stock Option Agreement for Stock Incentive Plan

10.25    Robert Flores Employment Agreement dated January 27, 2007

10.27 Amended and Restated Salary Continuation Agreement between Thomas M. Shepherd and Temecula Valley Bank dated September 30, 2004

10.28    Split Dollar Agreement between Thomas M. Shepherd dated September 30,
         2004

10.29 Amended and Restated Salary Continuation Agreement between Donald A. Pitcher and Temecula Valley Bank dated September 30, 2004

10.30 Split Dollar Agreement between Temecula Valley Bank and Donald A. Pitcher dated September 30, 2004

10.31    William H. McGaughey Employment Agreement dated January 4, 2005.

31.1     Rule 13a-14(a) Certification of Chief Executive Officer

31.2     Rule 13a-14(a) Certification of Chief Financial Officer

32.1     Section 1350 Certifications