Form 10-Q/A
period 2004-03-31
TEMECULA VALLEY BANCORP INC
filed 2005-04-13
CIK 1172678

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
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation of organization)                       Identification No.)


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

                                EXPLANATORY NOTE

This amendment is being filed to properly reference two exhibits that were filed as Exhibits 10.14 and 10.19 with the original Form 10Q. Both exhibits were Salary Continuation Plans, one for Stephen H. Wacknitz, Chief Executive Officer, and the other for Luther J. Mohr, Chief Operating Officer. The exhibits filed with the original Form 10Q were dated January 1, 2004 but those agreements were modified and replace, and then entered into as of January 28, 2004.


This Report continues to be presented as of the date of the original Quarterly Report on Form 10-Q and the Company has not updated the disclosure in this Report to a later date. Therefore, this amendment should be read together with other documents that the Company has filed with the Securities and Exchange Commission subsequent to the filing of the original Quarterly Report on Form 10-Q and the first amendment thereto. Information in such reports and documents updates and supersedes certain information contained in this amendment.


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

10.1 Temecula Valley Bank, N.A. Lease Agreement for Main Office filed on March 11, 2003 as an Exhibit to Temecula Valley Bancorp's Form 10KSB.

10.2 Stephen H. Wacknitz Employment Agreement dated October 1, 2003 filed on March 31, 2004 as an Exhibit to Temecula Valley Bancorp's Form 10K.

10.3 Brian D. Carlson Employment Agreement dated December 1, 2003 filed on March 31, 2004 as an Exhibit to Temecula Valley Bancorp's Form 10K.

10.4 Luther J. Mohr Employment Agreement dated October 1, 2003 filed on March31, 2004 as an Exhibit to Temecula Valley Bancorp's Form 10K.

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

10.13 Amended and Restated Salary Continuing Agreement between Temecula Valley Bank and Stephen H. Wacknitz dated January 28, 2004, filed on November 18, 2004 as an Exhibit to the Company's Form 10-Q/A.

10.14 Amended and Restated Salary Continuing Agreement between Temecula Valley Bank and Luther J. Mohr dated January 28, 2004, filed on November 18, 2004 as an Exhibit to the Company's Form 10-Q/A..

10.15 Amended and Restated Salary Continuation Agreement between Temecula Valley Bank and Scott Word dated January 1, 2004, filed on May 17, 2004 as an Exhibit to the Company's Form 10-Q..

10.16 Amended and Restated Salary Continuing Agreement between Temecula Valley Bank and Brian D. Carlson dated January 1, 2004, filed on May 17, 2004 as an Exhibit to the Company's Form 10-Q.

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

                                 TEMECULA VALLEY BANCORP INC.

DATE:  April 11, 2005            BY: /s/ Stephen H. Wacknitz
                                 ----------------------------------------
                                 Stephen H. Wacknitz, President/CEO, Chairman of
                                 the Board


                                 BY: /s/Donald A. Pitcher
                                 ----------------------------------------
                                 Donald A. Pitcher, Senior Vice President
                                 Chief Financial Officer