Form 10-Q/A
period 2004-09-30
TEMECULA VALLEY BANCORP INC
filed 2005-04-13
CIK 1172678

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-Q/A
                                 Amendment No. 2
(Mark One)

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

                                 Yes [X] No [ ]

Check whether or not the Company is an accelerated filer as defined in Exchange Act Rule 12b-2.

                                Yes [ ] No [X]

As of November 10, 2004, there were 8,708,467 shares of the Registrant's common stock outstanding.

                                EXPLANATORY NOTE

This amendment is being filed to change the response in Item 5 from "None" to the information provided herein below.


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


ITEM 5. OTHER INFORMATION

          (a) Below is a listing of information and the related exhibits that were filed with this Form 10Q, as amended by amendment No. 1, or filed with the Company's Form 10K on March 31, 2005 but with respect to which Form 8Ks were not filed during the period covered by this Form 10Q, as amended.

10.10 First Amendment to James W. Andrews Employment Agreement dated November 24, 2004 filed on March 31, 2005 as an Exhibit to the Company's Form 10K. Under the amendment, Temecula Valley Bank ("Bank")agreed to pay $40,000 for a golf membership. Mr. Andrews is required, under certain circumstances, to reimburse the Bank for this amount. The Bank also agreed to pay up to $500 per month in monthly dues for the golf membership.

10.13 Amended and Restated Salary Continuation Agreement between Temecula Valley Bank and Stephen H. Wacknitz dated September 30, 2004, filed on November 18, 2004 as an Exhibit to the Company's Form 10-Q/A. Benefits under the plan are contingent upon a multitude of factors including the applicable vesting schedule, the reason for termination (retirement as opposed to a change of control, for example) and the timing of the event giving rise to the payment, which payment can be, in some instances, a one time lump sum payment at present value (except that in the case of a change in control, the payment would be at the fully vested value) or payments over a period of years.

10.18 Executive Deferred Compensation Agreement between Temecula Valley Bank and Stephen H. Wacknitz dated September 30, 2004, filed on November 18, 2004 as an Exhibit to the Company's Form 10-Q/A. This agreement allows Mr. Wacknitz to defer income, and then have that deferred amount paid to him, at retirement (age 70) or upon termination of employment. The deferred amount earns 10% per annum interest, compounded monthly.

10.20 Amended and Restated Salary Continuation Agreement between Temecula Valley Bank and Scott J. Word dated September 30, 2004, filed on November 18, 2004 as an Exhibit to the Company's Form 10-Q/A. Benefits under the plan are contingent upon a multitude of factors including the vesting schedule, the reason for termination (retirement as opposed to a change of control, for example) and the timing of the event giving rise to the payment, which can be, in some instances, a one time lump sum payment at present value or payments over a period of years.

10.21 Split Dollar Agreement between Temecula Valley Bank and Thomas P. Ivory dated September 30, 2004, filed on November 18, 2004 as an Exhibit to the Company's Form 10-Q/A. This agreement provides that Mr. Ivory and the Bank split a death benefit of the single premium life insurance premiums. The death benefit for Mr. Ivory is contingent upon a vesting schedule. . 10.22 Split Dollar Agreement between Temecula Valley Bank and Luther J. Mohr dated September 30, 2004, filed on November 18, 2004 as an Exhibit to the Company's Form 10-Q/A. This agreement provides that Mr. Mohr and the Bank split a death benefit of the single premium life insurance premiums. The death benefit for Mr. Mohr is the remaining Salary Continuation Plan benefit according to a vesting schedule.

10.23 Split Dollar Agreement between Temecula Valley Bank and Stephen H. Wacknitz dated September 30, 2004, filed on November 18, 2004 as an Exhibit to the Company's Form 10-Q/A. This agreement provides that Mr. Wacknitz and the Bank split a death benefit of the single premium life insurance premiums. The death benefit for Mr. Wacknitz is the remaining Salary Continuation Plan benefit according to a vesting schedule.

10.24 Split Dollar Agreement between Temecula Valley Bank and Scott J. Word dated September 30, 2004, filed on November 18, 2004 as an Exhibit to the Company's Form 10-Q/A. This agreement provides that Mr. Word and the Bank split a death benefit of the single premium life insurance premiums. The death benefit for Mr. Word is the remaining SCP Benefit according to a vesting schedule.

10.27 Amended and Restated Salary Continuation Agreement between Thomas M. Shepherd and Temecula Valley Bank dated September 30, 2004 filed on March 31, 2005 as an Exhibit to the Company's Form 10K. Benefits under the plan are contingent upon a multitude of factors including the vesting schedule, the reason for termination (retirement as opposed to a change of control, for example) and the timing of the event giving rise to the payment, which can be, in some instances, a one time lump sum payment at present value or payments over a period of years.

10.28 Split Dollar Agreement between Thomas M. Shepherd and the Bank dated September 30, 2004, filed on March 31, 2005 as an Exhibit to the Company's Form 10K. This agreement provides that Mr. Shepherd and the Bank split a death benefit of the single premium life insurance premiums. The death benefit for Mr. Shepherd is the remaining Salary Continuation Plan benefit according to a vesting schedule.

10.29 Amended and Restated Salary Continuation Agreement between Donald A. Pitcher and Temecula Valley Bank dated September 30, 2004, filed on March 31, 2005 as an Exhibit to the Company's Form 10K. Benefits under the plan are contingent upon a multitude of factors including the vesting schedule, the reason for termination (retirement as opposed to a change of control, for example) and the timing of the event giving rise to the payment, which can be, in some instances, a one time lump sum payment at present value or payments over a period of years.

10.30 Split Dollar Agreement between Temecula Valley Bank and Donald A. Pitcher dated September 30, 2004, filed on March 31, 2005 as an Exhibit to the Company's Form 10K. This agreement provides that Mr. Pitcher and the Bank split a death benefit of the single premium life insurance premiums. The death benefit for Mr. Pitcher is the remaining Salary Continuation Plan benefit according to a vesting schedule.

(b) None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

(a)  Exhibits

Exhibit No            Description of Exhibit
----------            ----------------------

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

                                TEMECULA VALLEY BANCORP INC.

DATE:  April 11, 2005           BY: /s/ Stephen H. Wacknitz
                                ----------------------------------
                                Stephen H. Wacknitz,
                                President/CEO, Chairman of the Board


                                BY: /s/Donald A. Pitcher
                                ----------------------------------
                                Donald A. Pitcher,
                                Senior Vice President
                                Chief Financial Officer