Form 10-Q
period 2005-03-31
TEMECULA VALLEY BANCORP INC
filed 2005-05-09
CIK 1172678

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

(Mark One)

  [ X ]     QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2005


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

                                    Yes  X     No
                                        ---

As of May 5, 2005, there were 8,823,283 shares of the Registrant's common stock, no par value per share, outstanding.



This Form 10-Q contains 26 pages.
Exhibit Index:  Page 20

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                          TEMECULA VALLEY BANCORP INC.

                        STATEMENT OF FINANCIAL CONDITION
                      March 31, 2005 and December 31, 2004
                                   (UNAUDITED)


                                                      2005          2004
                                                -----------------------------
ASSETS

Cash and Due from Banks                             $9,841,055    $6,317,261
Federal Funds Sold                                   5,700,000    16,800,000
                                                -----------------------------
   Total Cash and Cash Equivilents                  15,541,055    23,117,261


Loans Held for Sale                                 12,137,761    15,142,720

Loans:
   Commercial                                       31,258,556    23,560,360
   Real Estate - Construction                      254,012,863   203,885,627
   Real Estate - Other                             291,031,126   288,514,699
   Consumer and Other                                2,860,119     2,796,327
                                                -----------------------------
                                  TOTAL LOANS      579,162,664   518,757,013

Net Deferred Loan Fees                              (4,147,918)   (3,703,481)
Allowance for Loan Losses                           (7,046,382)   (6,362,534)
                                                -----------------------------
                                   NET LOANS       567,968,364   508,690,998

Federal Reserve & Home Loan Bank Stock, at Cost      2,680,000     2,377,800

Other Real Estate Owned                                275,000       302,698

Premises and Equipment                               4,742,609     4,379,809
Cash Surrender Value of Life Insurance               9,680,824     9,593,824
Deferred Tax Assets                                  4,720,990     4,370,990
SBA Servicing Assets                                 7,871,752     7,585,712
SBA Interest-Only Strips Receivable                 24,020,948    24,679,520
Accrued Interest and Other Assets                    7,221,042     6,586,197
                                                -----------------------------

                                                  $656,860,345  $606,827,529
                                                =============================

                          TEMECULA VALLEY BANCORP INC.

                        STATEMENT OF FINANCIAL CONDITION
                      March 31, 2005 and December 31, 2004
                                   (UNAUDITED)





                                                  2005              2004
                                           ----------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-Bearing Demand                 $144,502,854      $138,041,385
   Money Market and NOW                         73,624,791        73,880,005
   Savings                                      38,694,242        41,838,703
   Time Deposits Under $100,000                153,834,647       135,915,448
   Time Deposits $100,000 and Over             172,210,351       145,091,164
                                           ----------------------------------
           TOTAL DEPOSITS                      582,866,885       534,766,705


Junior Subordinated Debt Securities             20,620,000        20,620,000


Accrued Interest and Other Liabilities           7,319,372         8,538,286
                                           ----------------------------------
          TOTAL LIABILITIES                    610,806,257       563,924,991



Shareholders' Equity:
   Common Stock - No Par Value Authorized
     40,000,000 Shares; Issued and
     Outstanding 8,812,283 Shares
     at 3/31/2005 and 8,752,603
     Shares at 12/31/2004                                0                 0
   Surplus                                      16,873,998        16,724,128
   Retained Earnings                            29,180,090        26,178,410
                                           ----------------------------------
          TOTAL SHAREHOLDERS' EQUITY            46,054,088        42,902,538
                                           ----------------------------------


                                              $656,860,345      $606,827,529
                                           ==================================

                          TEMECULA VALLEY BANCORP INC.

                               STATEMENT OF INCOME
                                   (UNAUDITED)

                                                      Three Months Ended
                                                    March 31,      March 31,
                                                      2005          2004
                                                   ------------   -----------
INTEREST INCOME
   Interest and Fees on Loans                      $11,389,774    $6,798,167
   Interest on HTM Securities - U.S. Treasuries            677            68
   Interest on Federal Funds Sold                       20,093        18,393
                                                   ------------   -----------
    TOTAL INTEREST INCOME                           11,410,544     6,816,628

INTEREST EXPENSE
   Interest on Money Market and NOW                    127,649       102,263
   Interest on Savings Deposits                         43,125        41,424
   Interest on Time Deposits                         1,837,432       921,208
   Interest on Federal Funds Purchased                       0             0
   Interest on FHLB Advances                            89,934        21,701
   Interest on Junior Subordinated Debt Securities     280,168       155,967
                                                   ------------   -----------
  TOTAL INTEREST EXPENSE                             2,378,308     1,242,563
                                                   ------------   -----------

        NET INTEREST INCOME                          9,032,236     5,574,065

   Provision for Loan Losses                           838,800       500,000
                                                   ------------   -----------

            NET INTEREST INCOME AFTER
             PROVISION FOR LOAN LOSSES               8,193,436     5,074,065

NON-INTEREST INCOME
   Service Charges and Fees                            158,225       189,764
   Gain on Sale of Loans/Assets                      3,751,066     4,133,344
   Fees, and Other Income                            1,874,205     2,404,681
                                                   ------------   -----------
          TOTAL NON-INTEREST INCOME                  5,783,496     6,727,789
                                                   ------------   -----------

NON-INTEREST EXPENSE
   Salaries and Employee Benefits                    5,851,506     5,164,482
   Occupancy Expenses                                  562,265       307,899
   Furniture and Equipment                             337,681       232,184
   Other Expenses                                    2,085,240     1,740,043
                                                   ------------   -----------
          TOTAL NON-INTEREST EXPENSE                 8,836,692     7,444,608
                                                   ------------   -----------

INCOME BEFORE INCOME TAXES                           5,140,240     4,357,246

   Income Taxes                                      2,138,560     1,785,096
                                                   ------------   -----------

              NET INCOME                            $3,001,680    $2,572,150
                                                   ============   ===========

Per Share Data:
Net Income - Basic                                       $0.34         $0.31
                                                   ============   ===========
Net Income - Diluted                                     $0.32         $0.28
                                                   ============   ===========
Average Number of Shares Outstanding                 8,787,593     8,237,774
                                                   ============   ===========
Average Number of Shares and Equivilents             9,511,505     9,219,285
                                                   ============   ===========


                          TEMECULA VALLEY BANCORP INC.

                             STATEMENT OF CASH FLOWS

                                   (UNAUDITED)


                                                                             Three Months Ended March 31,
                                                                               2004          2003
                                                                        --------------------------------
OPERATING ACTIVITIES
   Net Income                                                                 $3,001,680     $2,572,150
   Adjustments to Reconcile Net Income to Net
      Cash (used) provided by Operating Activities:
         Depreciation and Amortization                                         2,296,508      1,564,369
         Provision for Loan Losses                                               838,800        500,000
         Decrease (Increase) of Deferred Tax Asset                              (350,000)       (35,615)
         Gain on Loan Sales                                                   (3,759,990)    (4,212,380)
         Loans Originated for Sale                                           (48,386,276)   (49,151,709)
         Proceeds from Loan Sales                                             55,225,117     53,348,852
         Loss (Gain) on Sale of Other Real Estate Owned                            6,924         80,036
         Increase in Cash Surrender Value of Life Insurance                      (87,000)       (60,600)
         Net Change in Other Assets  and Liabilities                          (1,870,727)    (3,193,947)
                                                                        --------------------------------
   NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                            6,915,036      1,411,156
                                                                        --------------------------------

INVESTING ACTIVITIES
   Purchases of Investments                                                     (299,322)      (199,868)
   Purchases of FRB/FHLB Stock                                                  (302,200)      (793,900)
   Maturity of Investments                                                       300,000        200,000
   Repayment of FRB/FHLB Stock                                                         0              0
   Net Increases in Loans                                                    (61,832,425)   (32,232,148)
   Purchase of Life Insurance                                                          0     (1,800,000)
   Purchases of Premises and Equipment                                          (682,118)      (140,013)
   Proceeds from Sale of Other Real Estate Owned                                  20,773              0
   Proceeds from Sale of Premises and Equipment                                   54,000         37,000
                                                                        --------------------------------
   NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                          (62,741,292)   (34,928,929)
                                                                        --------------------------------

FINANCING ACTIVITIES
   Net Increases in Demand, NOW,Money Market and Savings Accounts              3,061,794     12,093,989
   Net Increases in Time Deposits                                             45,038,386     21,246,872
   Net Increases/(Decreases) in Borrowings                                             0              0
   Proceeds from Issuance of Junior Subordinated Debt Securities                       0              0
   Proceeds from the Exercise of Stock Warrants                                        0              0
   Proceeds from the Exercise of Stock Options                                   149,870        930,408
                                                                        --------------------------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                  48,250,050     34,271,269
                                                                        --------------------------------

NET INCREASE IN CASH AND CASH EQUIVILENTS                                     (7,576,206)       753,496

   Cash and Cash Equivilents at Beginning of Period                           23,117,261     30,748,013

                                                                        --------------------------------
CASH AND CASH EQUIVILENTS AT END OF PERIOD                                   $15,541,055    $31,501,509
                                                                        ================================

Supplemental Disclosures of Cash Flow Information:
   Interest Paid                                                             $ 3,126,709    $ 1,263,981
   Income Taxes Paid                                                           $ 413,734       $ 50,178
   Loans Transferred to Other Real Estate Owned                                      $ -            $ -
   Loans Transferred out of Other Real Estate Owned                             $ 27,698       $ 80,036



                                       TEMECULA VALLEY BANCORP INC.

                                STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                      For the Period beginning December 31, 2003 and ending March 31, 2005
                                                 (UNAUDITED)

                                                         Common                      Retained
                                            Shares       Stock         Surplus       Earnings        Total
                                            ------       -----         -------       --------        -----
Balance at December 31, 2003               8,151,914         0        14,082,278     15,600,787     29,683,065

Exercise of Options                          156,982         0          930,408                        930,408
   Including the Realization
   of Tax Benefits of $588,840

Net Income                                                                             2,572,150      2,572,150
                                          ----------------------------------------------------------------------

Balance at March 31, 2004                  8,308,896         0       15,012,686       18,172,937     33,185,623

Exercise of Options                          299,642         0        1,078,144                       1,078,144
   Including the Realization
   of Tax Benefits of $221,141

Net Income                                                                             2,646,626      2,646,626
                                          ----------------------------------------------------------------------

Balance at June 30, 2004                   8,608,538         0       16,090,830       20,819,563     36,910,393

Exercise of Options                           81,965         0          505,921                         505,921
   Including the Realization
   of Tax Benefits of $208,871

Net Income                                                                             2,374,362      2,374,362
                                          ----------------------------------------------------------------------

Balance at September 30, 2004              8,690,503        $0      $16,596,751      $23,193,925    $39,790,676

Exercise of Options                           62,100         0          127,377                         127,377
   Including the Realization
   of Tax Benefits of ($51,192)

Net Income                                                                             2,984,485      2,984,485
                                          ----------------------------------------------------------------------

Balance at December 31, 2004               8,752,603        $0      $16,724,128      $26,178,410    $42,902,538

Exercise of Options                           59,680         0          149,870                         149,870

Net Income                                                                             3,001,680      3,001,680
                                          ----------------------------------------------------------------------

Balance at March 31, 2005                  8,812,283        $0      $16,873,998      $29,180,090    $46,054,088
                                          ======================================================================


                          TEMECULA VALLEY BANCORP INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2005


1) In the opinion of management of Temecula Valley Bancorp Inc. ("Bancorp"), the enclosed unaudited financial statements contain all adjustments (consisting only of normal, recurring accruals) necessary to fairly present the financial position of the Bancorp on March 31, 2005. These financial statements do not include all disclosures associated with the Bancorp's annual financial statements and, accordingly, should be read in conjunction with such statements.

2) The results of operations for the three month period ending March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

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

Item 2 - Management's Discussion and Analyses of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Statements made in this Report that state the intentions, beliefs, expectations or predictions by Temecula Valley Bancorp Inc. (the "Company" or "us") or its management of the future are forward-looking statements. The Company's actual results could differ materially from those projected in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in the Company's Form 10K and other filings made by the Company with the SEC. Copies of such filings may be obtained by contacting the Company or accessing the Company's filings at www.sec.gov.

OVERVIEW

This management discussion is intended to provide additional information regarding the significant changes and trends in the Company's Financial Condition, Statement of Operations, Funds Management and Capital Planning. Commencement of operations of Temecula Valley Bank, N.A. ("Bank") was December 16, 1996. The Company became a one-bank holding company for the Bank effective June 3, 2002. On June 26, 2002, the Company participated in a Trust Preferred Securities pool in the net amount of $7,000,000. The $6,789,000 of borrowing proceeds was transferred to the Bank as capital. On September 17, 2003, the Company participated in a second Trust Preferred Securities pool in the net amount of $5,000,000. Borrowing proceeds of $5,000,000 were transferred to the Bank as capital. On September 20, 2004, the Company participated in a third Trust Preferred Securities pool in the net amount of $8,000,000. Borrowing proceeds of $8,000,000 were transferred to the Bank as capital. Since the Bank opened, it has consistently, from year to year, experienced substantial growth. All per share data has been adjusted for three two-for-one common stock splits effective April 29, 1998, April 28, 1999 and December 23, 2003. On December 18, 2003, the Company reincorporated into California from Delaware. The Bank, and now collectively with the Company, has grown to 242 employees (238 full time equivalent), of which 228 are full time. The staffing has remained at 238 full-time equivalent since the end of 2004. Approximately one third of the employees are directly involved in the origination, underwriting and processing of SBA loans. Additional support staff is required to service the SBA loans after they are funded. All employees are employed at the Bank. It is anticipated that growth will remain strong for 2005 with full service branches anticipated for Carlsbad and the Coachella Valley. The SBA department expanded considerably since 2001, with loan production offices, some of which are home offices, located in Chico, CA; Fresno, CA; Sherman Oaks, CA; Anaheim Hills, CA; Sacramento, CA; St. Petersburg, FL; Coral Springs, FL; Jacksonville, FL; Panama City Beach, FL; Atlanta (Jessup), GA; Gurnee, IL, Bellevue, WA, Westlake (Dublin), OH; Kirtland, OH; Clemmons, NC; Lee, NH; Basking Ridge, NJ; Ocean City, NJ; and Randolf, NJ. The Company also operates non-SBA loan production offices in Fallbrook, CA and Encinitas, CA; single-family tract lending offices in Corona, CA and San Rafael, CA; and mortgage lending offices in Fallbrook, CA and Temecula, CA. Our growth has been augmented by the opening of full service offices in Fallbrook, CA in 1998; Escondido, CA in 1999; Murrieta, CA in 2000; El Cajon, CA in 2001; Corona, CA in 2004; and Rancho Bernardo, CA in 2004.

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

The Bank plans to continue to expand through new full service and/or loan production office locations if they make good business sense and are located within the Bank's geographic service area.

FINANCIAL CONDITION

Assets
------

Total assets increased from $467,015,799 at March 31, 2004 to $606,827,529 at December 31, 2004 and to $656,860,345 at March 31, 2005. The increase in the first three months of 2005 consisted of a $7,576,206 decrease in cash and cash equivalents offset by an increase in loans outstanding. Total loans, excluding loans held for sale, increased from $518,757,013 at year-end 2004 to $579,162,664 at March 31, 2005, a $60,405,651 or 11.6% increase due to increased
SBA, construction, and tract lending. The loan portfolio composition is primarily construction, commercial and real estate secured loans. The rate of loan growth should continue to be strong for 2005, due to the planned increase in SBA loan production offices, the opening of the Carlsbad office, the opening of the Indian Wells office, and the general increase in lending at existing offices.

Investments
-----------

Investments, which were comprised only of Federal Funds Sold, decreased from $16,800,000 at December 31, 2004 to $5,700,000 at March 31, 2005. The decrease in the first three months of 2005 is largely attributable to a $45,038,386 increase in certificates of deposit offset by the $60,405,651 increase in total loans.

Allowance for Loan Losses
-------------------------

The allowance for loan losses increased from $6,362,534 at December 31, 2004 to $7,046,382 at March 31, 2005. The allowance was 1.20% at December 31, 2004 and 1.20% at March 31, 2004. The large increase in the provision in 2004 and the first quarter of 2005 was due to the increase in SBA and tract lending and the general overall growth of the loan portfolio. The provision was $838,800 in the first three months of 2005, with net chargeoffs of $154,952. Management considers, through quarterly analysis, the allowance to be adequate and expects it will continue to add to this reserve for the remainder of the year as the loan portfolio balance increases. The analysis considers general factors such as changes in lending policies and procedures, economic trends, loan volume trends, changes in lending management and staff, trends in delinquencies, nonaccruals and charge-offs, changes in loan review and Board oversight, the effects of competition, legal and regulatory requirements and factors inherent to each loan pool.


                       Summary of Allowance for Loan Loss
                                                                    3 Months
                             2003             2004                     2005
                             ----             ----                     ----

  Beginning Balance        $3,017,395          $3,607,833           $6,362,534

     Chargeoffs               505,586           1,096,698              259,688
     Recoveries                74,024              30,098              104,736
     Provision              1,022,000           3,821,300              838,800
                            ---------           ---------              -------

  Ending Balance           $3,607,833          $6,362,534           $7,046,382
                            =========           =========            =========


At March 31, 2005, there was $10,655,283 of non-accrual loans, of which $7,350,019 is guaranteed by the SBA. The Bank had $7,918,753 of non-accrual loans as of March 31, 2004, of which $6,404,927 was guaranteed by the SBA. The Bank also had other real estate owned (REO) of $275,000, a commercial property in Georgia.



         NON-CURRENT LOANS, NON-ACCRUAL LOANS & OTHER REAL ESTATE OWNED

                                                                                            Government
         March 31, 2004                                         Gross Balance               Guaranteed        Net Balance
         --------------                                         -------------               ----------         -----------




                                   30 - 89 Days Past Due           $       0             ( $        0)               $    0
                                                                   =========             =============               ======

                            90+ Days Past Due & Accruing                   0             (          0)                    0
                                             Non-Accrual           7,918,753             (  6,404,927)            1,513,826
                                                                   ---------                ---------             ---------

                                              Sub- Total           7,918,753             (  6,404,927)            1,513,826

                           Other Real Estate Owned (REO)             405,000             (          0)              405,000
                                                                     -------             ------------               -------

                                                   Total          $8,323,753              ($6,404,927)           $1,918,826
                                                                  ==========              ============           ==========

         December 31, 2004
         -----------------

                                   30 - 89 Days Past Due             $11,203             ( $        0)              $11,203
                                                                     =======             =============              =======

                            90+ Days Past Due & Accruing                   0             (          0)                    0
                                             Non-Accrual          11,799,346             (  8,140,267)            3,659,079
                                                                  ----------             -------------            ---------

                                              Sub- Total          11,799,346             (  8,140,267)            3,659,079

                           Other Real Estate Owned (REO)             302,698             (    227,023)               75,675
                                                                    --------            --------------               ------


                                                   Total         $12,102,044             ( $8,367,290)           $3,734,754
                                                                 ===========              ============           ==========

         March 31, 2005
         --------------

                                   30 - 89 Days Past Due            $438,642             ( $        0)             $438,642
                                                                    ========             =============             ========

                            90+ Days Past Due & Accruing                   0             (          0)                    0
                                             Non-Accrual          10,655,283             (  7,350,019)            3,305,264
                                                                  ----------                ---------             ---------

                                              Sub- Total          10,655,283             (  7,350,019)            3,305,264

                           Other Real Estate Owned (REO)             275,000             (    206,250)               68,750
                                                                    --------            --------------               ------


                                                   Total         $10,930,283             ( $7,556,269)           $3,374,014
                                                                 ===========              ============           ==========



Other Assets
------------

The ratio of interest earning assets to total assets was 87.61% for the first quarter of 2005 compared to 85.70% for the first quarter of 2004. The target is to keep this ratio above 90%, but has remained below that level due to the SBA servicing asset, the related SBA interest only strip receivable, and the cash surrender value of life insurance. The SBA servicing asset was $7,871,752, the SBA I/O strip receivable was $24,020,948 and the cash surrender value of life insurance was $9,680,824 at March 31, 2005. At March 31, 2004, the SBA servicing asset was $6,241,789, the SBA I/O strip receivable was $20,866,935 and the cash surrender value of life insurance was $7,601,329. At December 31, 2004, the SBA servicing asset was $7,585,712, the SBA I/O strip receivable was $24,679,520 and the cash surrender value of life insurance was $9,593,824. Even though these assets are not considered interest bearing for net interest margin purposes, they do produce, or are related to, income that is part of non-interest income.

Liabilities
-----------

Deposits increased from $534,766,705 at December 31, 2004 to $582,866,885 at March 31, 2005. Money market and NOW accounts decreased $255,214, savings decreased $3,144,461, demand deposits increased $6,461,469, and certificate of deposits (CD's) increased $45,038,386. Demand deposits comprised 29% of deposits at March 31, 2004, compared to 26% at December 31, 2004 and 25% at March 31, 2005. The increase in the ratio of certificates of deposits to total deposits is due to CD promotions in 2003, 2004 and 2005 to fund the rapid loan growth. At March 31, 2005, more than 57% of deposits have balances of $100,000 or more. No one customer has balances that exceed 5% of the deposits of the Bank. The Bank prefers core deposits as a source of funds for the loan portfolio. Consequently, the Bank tries to attract solid core accounts yet maintain a reasonable funding cost. The core deposit base was helped by the addition of the Rancho Bernardo and Corona branches in 2004, the continued deposit increases at the other five branches, and will be helped in the second half of 2005 by the opening of the full service branches in Carlsbad and Indian Wells. The Bank will continue to solicit core deposits to diminish reliance on volatile funds.


At December 31, 2004 and March 31, 2005, there were no short-term advances from the Federal Home Loan Bank. The borrowing capacity at the Federal Home Loan Bank as of December 31, 2004 was $36,354,213 and at March 31, 2005 was $35,319,889.

On June 26, 2002, the Company issued $7,217,000 of junior subordinated debt securities (the "debt securities") to Temecula Valley Statutory Trust I, a statutory trust created under the laws of the State of Connecticut. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on June 26, 2032. Interest is payable quarterly on these debt securities at 3-Month LIBOR plus 3.45% for an effective rate of 6.63% as of March 31, 2004. The debt securities can be redeemed for 107.5% of the principal balance through June 26, 2007 and at par thereafter. The debt securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

On September 17, 2003, the Company issued $5,155,000 of junior subordinated debt securities (the "debt securities") to Temecula Valley Statutory Trust II, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on September 17, 2033. Interest is payable quarterly on these debt securities at 3-Month LIBOR plus 2.95% for an effective rate of 6.06% as of March 31, 2004. The debt securities can be redeemed for 107.5% of the principal balance through September 17, 2008 and at par thereafter. The debt securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

On September 20, 2004, the Company issued $8,248,000 of junior subordinated debt securities (the "debt securities") to Temecula Valley Statutory Trust III, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on September 20, 2034. Interest is payable quarterly on these debt securities at 3-Month LIBOR plus 2.20% for an effective rate of 5.32% as of March 31, 2005. The debt securities can be redeemed for 107.5% of the principal balance through September 20, 2009 and at par thereafter. The debt securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

The Company also purchased a 3% minority interest in Temecula Valley Statutory Trusts I, II, and III. The balance of the equity of Temecula Valley Statutory Trusts I, II, and III is comprised of mandatory redeemable preferred securities. Under FASB Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," the Company is not allowed to consolidate Temecula Valley Statutory Trusts I, II, and III into the Company financial statements. Prior to the issuance of FIN No. 46, Bank Holding companies typically consolidated these entities. The Federal Reserve Board had ruled that these mandatorily redeemable preferred securities qualifies as Tier 1 and Tier 2 Capital. At the Company, up to 25% of the Tier 1 Capital can be these debt securities with the remainder of the debt securities qualifying as Tier 2 Capital. The Company has included the net junior subordinated debt securities in its Tier 1 and Tier 2 Capital for regulatory capital purposes.

Capital
-------

Total capital was  $33,185,623  at March 31, 2004,  $42,902,538  at December 31,
2004, and $46,054,088 at March 31, 2005. For the first three months of 2005, the $3,151,550 increase consisted of $3,001,680 of net income and $149,870 on the exercise of stock options. For the first three months of 2004, the $3,502,558 increase was due to $2,572,150 in net income and $930,408 on the exercise of stock options.

Total risk based capital was 11.14%, the tier one risk based ratio was 9.99%, and the tier one leverage ratio was 9.73% at March 31, 2004, compared to a total risk based capital of 11.15%, tier one risk based capital of 9.22%, and tier one leverage ratio of 9.47% at March 31, 2005. At March 31, 2004, December 31, 2004, and March 31, 2005 the Bank and the Company were in the regulatory "well capitalized" category.

RESULTS OF OPERATIONS

Net Income
----------

For the first quarter of 2005, the Company earned $3,001,680, compared to $2,572,150 in 2004. Net income per basic share for the first quarter was $.34 in 2005 compared to $.31 in 2004. Net income per diluted share was $.32 per share in the first quarter of 2005 compared to $.28 in 2004. The return on average assets was 1.91% for the first quarter of 2005, compared to 2.31% for the first quarter of 2004. The return on average equity was 27.37% for the first quarter of 2005, compared to 33.15% for the first quarter of 2004. The 2005 and 2004 earnings were significantly enhanced by the sale of loans in the secondary market, most of which are SBA and mortgage loans. The sales of the SBA loans are expected to continue at this level or higher for the remainder of the year. Mortgage loan sales are significantly slower than the 2003 and 2004 pace. The net interest margin is rising as the Federal Reserve Bank continues to raise the Fed Funds rate. Net income in the first three months of 2005 and 2004 was augmented by the sale of the unguaranteed portion of SBA loans. These sales increased net income before taxes by $1,119,201 or $648,622 after taxes in the first quarter of 2005 compared to $2,295,286 and $1,330,210 respectively in the first quarter of 2004. These sales are expected to continue for the remainder of the year. The opening of the Carlsbad and Indian Wells full service offices in 2005 will have negative effect on earnings in the first quarter as well as the full year of 2005.

Stock-Based Compensation
------------------------

The Bank accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, we measure the compensation cost for stock options as the excess, if any, of the quoted market price of the Bank's stock at the date of the grant over the amount an employee must pay to acquire the stock. SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. FASB Statement No. 123R, Accounting for Stock-Based Compensation , requires all public companies beginning with the next fiscal year beginning after June 15, 2005 to measure the compensation expense for stock options at the fair value of the options when granted, and the cost is then to be expensed over the employee service period, which is the vesting period of the options. This will apply to awards granted or modified after the effectiveness of the new requirements. In addition, a compensation expense will be recorded for prior option grants that vest after the effectiveness of the requirements. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that were granted in 2004 and before and will vest after the adoption date are expected to result in additional compensation expense of approximately $408,151 in 2006 and $299,978 in 2007.

Had compensation cost for the Bank's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS Nos. 123 and 123R, the Bank's net income and earnings per share would have reduced as in the following pro forma schedule.

                                                      Period Ending March 31

                                                      2005               2004
                                                      ----               ----

Net Income as reported                           $3,001,680          $2,572,150

Stock based compensation using the Intrinsic
 Value Method                                         7,697               2,669
Stock based compensation that would have been
 reported                                        (  129,981)         (   42,030)
                                                 ----------          ----------
Pro Forma Net Income                             $2,879,396         $ 2,532,789
                                                 ==========         ===========

Basic per share as reported                        $    .34             $   .31
Basic per share pro forma                          $    .33             $   .31

Diluted per share as reported                      $    .32             $   .28
Diluted per share pro forma                        $    .30             $   .27


Net Interest Earnings
---------------------

Net interest income was $9,032,236 in the first quarter of 2005, compared to $5,574,065 in 2004. For the first quarter of 2005 the net interest margin was 6.55%, compared to 5.84% in 2004. The net interest margin increased from 2004 to 2005 due to the Federal Reserve Bank rate increases in 2004 and 2005. The loan to deposit ratio increased from 94.22% at March 31, 2004 to 100.74% at March 31, 2005. The net interest margin was also helped by a healthy ratio of 25.61% of demand deposit accounts to total deposits for the first three months of 2005 and 29.97% for the first quarter of 2004. The yield on loans increased from 7.27% for the first quarter of 2004 to 8.28% for the first quarter of 2005. Rate floors on $202 million of variable rate loans at March 31, 2004 and $283 million at March 31, 2005 helped to mitigate the effects of low Federal Reserve rate environment. The yield on investments, which are all in Federal Funds Sold and US Treasuries, for the first quarter of 2005 was 2.41%, compared to 0.93% in 2004. The cost of interest bearing deposits was 1.98% in the first quarter of 2005 and 1.56% in the first quarter of 2004. The increase in 2005 is due to a higher CD balances and rates. The cost of other borrowings, which consisted of Federal Home Loan Bank advances and junior subordinated debt securities borrowings was 4.42% for the first quarter of 2005 and 3.53% in 2004. The increase in the cost of other borrowings in 2005 is due to a higher percentage of the borrowings in 2005 attributable to the junior subordinated debt securities.

The Bank tries to maximize the percentage of assets it maintains as interest earning assets, with the goal of maintaining at least 90% in that category. Effectively, all of the increase in non-interest earning assets in 2003 and 2004 was in the cash surrender value of life insurance (BOLI), the SBA servicing and SBA I/O strip receivable assets. The servicing assets are tested for impairment by computing the net present value of the amount of servicing income over the expected average life of the loan. Normal servicing (adequate compensation), in accordance with industry standards, is 40 basis points of the principal balance sold. The expected life assumes either 25 or 30 percent of the note life, depending on the term of the note. Our average life of loans sold has been higher than the 25% or 30% assumption, giving the calculation a conservative bias. For the first three months of 2004, $2,025,801 was collected for servicing, the asset amortization was $1,386,232 and the SBA related servicing assets increased $496,534. The increase in the SBA loan servicing assets was due to the sale of $23,750,241 in 7A loans during the first three months of 2004. For the same period in 2005, $2,539,876 was collected for servicing, the asset amortization was $2,014,900 and the SBA related servicing assets decreased $372,532. There was $34,444,470 in 7A loan sales during the first three months of 2005. The servicing assets decreased in the first three months in 2005 due to more loans sold with a premium bid than with a par bid and additional amortization taken due to the rising rate environment. The servicing calculations contain certain assumptions such as the expected life of the loan and the discount rate used to compute the present value of future cash flows. The exposure of the loan life assumption is if loans prepay faster than expected. The exposure to the discount rate assumption is if prime rate adjusts severely and permanently. Such exposure can cause adjustments to the income statement. The Bank, on a quarterly basis, has outside analysis of the servicing assets and I/O strip receivable performed to insure the fair value approximates the book value. Asset quality is a continual primary focus of the Bank, and even though risk is an integral part of the banking industry, it is the policy of the Bank's management to actively manage the risk, without sacrificing long-term stability with short-term profits.

The table below summarizes the repayment rates for national SBA pools based on their maturities:



                           SBA Pools - Constant Prepayment Rates
                                    Variable Rate Pools

                      Less                                                      Greater
                      Than                                                       Than
                      8 Yr        8 - 11 Yr       11 - 16 Yr     16 - 21 Yr       21 Yr
   Issue Date       Life CPR       Life CPR        Life CPR       Life CPR       Life CPR
   ----------       --------       --------        --------       --------       --------

      2001            15.6           13.5            11.6           12.7           12.5
      2000            16.4           13.8            14.5           16.4           14.8
      1999            16.2           14.8            15.1           14.4           15.6
      1998            14.3           15.0            17.3           13.8           16.5
      1997            13.7           14.0            15.4           16.7           17.8


     The following schedule displays the WAL for each SBA pool at year-end after applying the CPRs identified above:

                          Original Maturity   WAL (Yrs.)
                          ----------------    ----------
                              < 8 Years          1.7
                           8 - 11 Years          2.3
                          11 - 16 Years          3.5
                          26 - 21 Years          4.3
                             > 21 Years          5.2


     Based on assessing each component, our estimated discount rates for each Bank SBA pool at year-end is as follows:

     Original Maturity    Disc Rate Excess       Disc Rate I/O
     -----------------    ----------------       -------------
             < 8 Years          9.97%                9.97%
          8 - 11 Years         10.13%               10.13%
         11 - 16 Years         10.34%               10.34%
         26 - 21 Years         10.50%               10.50%
            > 21 Years         10.66%               10.66%


Provision for Loan Loss
----------------------

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

The provision was $1,022,000 in 2003, $3,821,300 in 2004, and $838,800 for the
three months of 2005. The large increase in the provision in 2004 and 2005 was due to the large increase in loans outstanding, especially construction and SBA loans. For 2005 and 2004 the provisions were at a level to keep the allowance for loan loss well reserved. The Bank plans to continue to sell the unguaranteed portion of SBA 7A loans to mitigate the risk associated with SBA 7A loans.

Non-Interest Income
-------------------

Non-interest income contributed significantly to the earnings of the Bank in the first three months of 2005, as it did in 2004. Service charges decreased from $189,764 in 2004 to $158,225 due to an increased number of accounts offset by a decrease in non-sufficient funds service charges. Other income decreased from $2,404,681 for the first three months of 2004 to $1,874,205 in 2005, due mainly to lower SBA and mortgage broker income and lower net SBA servicing income. Loan servicing income decreased from $610,595 in the first three months of 2004 to $496,339 in 2005 due to higher servicing asset amortization and a slightly lower average weighted servicing rate offset by a higher servicing volume. The gain on sale of loans was $4,212,380 in the first three months of 2004 compared to $3,759,990 in 2005. The 2005 decrease was due to slightly lower SBA loan sales and lower mortgage loan sales. The SBA loan sales are expected to increase during the remainder of the year and the mortgage loan sales will continue at their very subdued pace due to the expected Federal Reserve Bank rate increases in 2005.

                                            Gain on Sale of Loans/Assets

                                                 Three Months Ended
                                                       March 31,
                                                2005               2004
                                     --------------------------------------

      SBA 7A Unguaranteed Sales              $ 1,119,201        $2,295,286
      SBA 7A Guaranteed Sales                  1,959,040         1,388,549
      SBA 504 Sales                              193,724                 0
      Mortgage Sales                             193,457           392,748
      Other Loan Related                         294,568           135,797
      REO Gain (Loss)                            (6,924)          (80,036)
      Fixed Assets                               (2,000)             1,000
                                     --------------------------------------
           Total                              $3,751,066        $4,133,344
                                     ======================================


                                                    Other Income

                                                 Three Months Ended
                                                       March 31,
                                                2005               2004
                                   ----------------------------------------

      Customer Fees                           $ 62,182            $ 53,056
      Loan Funding                             526,020             572,532
      SBA Broker Income                        486,561             743,367
      Mortgage Broker Income                   117,188             250,503
      Loan Late Charges                         48,379              84,506
      Other Loan Charges                         3,889               1,573
      SBA Servicing, Net                       496,339             610,595
      CSV Life Insurance                       105,000              73,500
      FRB/FHLB Dividend                         28,647              14,951
      Other                                          0                  98
                                   ----------------------------------------
           Total                            $1,874,205          $2,404,681
                                   ========================================

Non-Interest Expense
--------------------

Non-interest expense was $7,444,608 in the first quarter of 2004 compared to $8,836,692 in 2005. Salaries and benefits increased from $5,164,482 in the first three months of 2004 to $5,851,506 for the same period in 2005 due to salary increases and the increase in employees to support the general growth of the company. Other expenses increased from $1,740,043 in the first three months of 2004 to $2,085,240 in 2005 due to higher loan volume, processing expenses and office expenses to support the growth and internal controls of the Company. Professional fees paid in the first quarter of 2005 compared to the same period in 2004 were significantly reduced due to various operational and corporate legal fees that were $102,998 higher in 2004 than 2005.



                                                   Other Expenses

                                                 Three Months Ended
                                                       March 31,
                                                 2005                2004
                                   -----------------------------------------

      Processing                              $ 272,889          $ 249,008
      Professional                               57,279            170,296
      Travel & Entertainment                    175,648            112,477
      Director Related                           41,282             18,000
      Shareholder                                11,668             29,705
      Loan Funding                              480,403            428,779
      Office Related                            592,330            453,099
      Marketing                                 297,406            173,830
      OCC/FDIC Assessments                       54,245             40,943
      Other                                     102,090             63,906
                                   -----------------------------------------
           Total                             $2,085,240        $ 1,740,043
                                   =========================================



Income Taxes
------------

Income tax expense totaled $2,138,560 for the first three months of 2005 and $1,785,096 for the first three months of 2004. For the full year of 2004 the effective rate was 41.6%, for the first three months of 2004 the effective rate was 41.0% and for the first three months of 2005 it was 41.6%. Deferred tax assets totaled $2,428,615 at March 31, 2004, $4,370,990 at December 31, 2004 and
$4,720,990 at March 31, 2005. Over half of the deferred tax asset is due to the tax deductibility timing difference of the provision for loan loss and the reserve for undisbursed loans.


LIQUIDITY

Funds management is essential to the ongoing profitability of a bank. A bank must attract funds at a reasonable rate and deploy the funds at an appropriate rate of return, while taking into account risk factors, interest rates, short and long term liquidity positions and profitability needs.

The Bank's cash position is determined on a daily basis. On a monthly basis, a liquidity analysis and asset/liability management analysis are performed. The Bank maintains Federal Funds lines of credit of $18,000,000 at correspondent banks for short-term liquidity. In addition, the Bank is a member of the Federal Home Loan Bank ("FHLB"). The Bank has borrowing capacity at the FHLB that will fluctuate with loan balances that are pledged as collateral. At December 31, 2004, the borrowing capacity was $36,354,213, and $35,319,889 at March 31, 2005.
The Bank presents to the Board of Directors monthly a liquidity analysis. The analysis measures the liquidity gap on a monthly basis and should always be in at least a 2% positive liquidity gap position. Throughout 2004 and 2005, a positive liquidity position was maintained, but not at a level where profits would have been diminished.


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

OFF BALANCE SHEET COMMITMENTS

In the normal course of business, the Company enters into financial commitments to meet the financing needs of its customers. These financial commitments include commitments to extend credit and standby letters of credit. Those instruments involve to varying degrees, elements of credit and interest rate risk not recognized in the statement of financial position.

The Company's exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for loans reflected in the financial statements.

As of March 31, 2005 and December 31, 2004, the Company had the following outstanding financial commitments whose contractual amount represents credit risk:


                                             2005                2004
                                             ----                ----

Commitments to Extend Credit             $279,374,000       $242,499,000
Letters of Credit                           1,121,000          1,113,000
                                         ------------       ------------
                                         $280,495,000       $243,612,000
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


Item 3 -  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

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

The ongoing monitoring and management of both interest rate risk and liquidity, in the short and log term time horizon, is an important component of the Company's asset/liability management process, which is governed by limits established in the policies reviewed and approved annually by the Board of Directors.

As the Company does not believe it is possible to reliably predict future interest rate movements, it has maintained an appropriate process and set of measurement tools which enable it to identify and quantify sources of interest rate risk in varying rate environments. The primary tool used by the Company in managing interest rate risk is the effect of interest rate shocks on the net interest income.

The following reflects the Company's one year net interest income sensitivity based on:

          - Asset and liability levels using March 31, 2005 as a starting point.

          - There are assumed to be conservative levels of balance sheet growth - less than 20% growth in loans, investments and deposits, augmented by necessary changes in borrowing and retained earnings, with no major growth in other components of the balance sheet.

          - The prime rate and Federal Funds rates are assumed to move up 200 basis points and down 100 basis points over a twelve-month period.

          -    Cash flows are based on contractual maturity.


                         Net Interest Income Sensitivity

                                             Calculated annualized Increase
                                             (Decrease) in projected net
             Change in Interest Rates         Interest income for one year

             + 200 basis points                        13.12%
             -100 basis points                         (6.41%)

In the model, both the rising and falling rate environment reflect an increase in net interest income (NII) from a flat rate environment. The analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon various assumptions. While the assumptions are developed upon current economic and market conditions, the Company cannot make ant assurances as to the predictive nature of these assumptions. Furthermore, the sensitivity analysis does not reflect actions the Board might take in responding to or anticipating changes I interest rates.

Item 4 - Controls and Procedures
--------------------------------

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-1-15(e)). Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. It should be noted that the design of the Company's disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

In addition, there have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation described in the above paragraph that occurred during the Company's last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION


Item 1.           Legal Proceedings
                  -----------------

     As of March 31, 2005 the Company is not party to any litigation that is considered likely to have a material adverse effect on the Company.

Item 2.           Changes in Securities and Use of Proceeds
                  -----------------------------------------

     None

Item 3.           Defaults on Senior Securities
                  -----------------------------

     None

Item 4.           Submission of Matters to Security Holders
                  -----------------------------------------

     None

Item 5.           Other Information
                  -----------------

(a) Below is a listing of information and the related exhibits that were filed with the Company's Form 10K on March 31, 2005 but with respect to which Form 8Ks were not filed during the period covered by this Report:

10.25 Robert Flores Employment Agreement dated January 27, 2005. This agreement provides for an annual base salary of $180,000 and an annual incentive bonus equal to 20 basis points of the total original principal amount originated on 7a and 504 SBA loans as well as construction, conventional and business & industry loans related to and made in conjunction with the SBA loans, if such loans are generated by and processed through the SBA Department. Mr. Flores is also entitled to participate in a salary deferment program with at least 10% interest paid and other terms to be determined and a salary continuation plan to be entered into at a later date. He is entitled to an option to purchase 20,000 shares of the Company's common stock, the use of a bank owned vehicle and the ability to participate in the Bank's group medical and other benefits programs, if any. Upon a change of control or termination without cause, Mr. Flores is entitled to receive the greater of $90,000 or six months of base salary, as in effect at the time of termination, and an accelerated vesting of his options.

10.31 William H. McGaughey Employment Agreement dated January 4, 2005. This agreement provides for an annual base salary of $200,000 and an annual incentive bonus, based upon certain performance standards, equal to greater of $100,000 or 1.5% of pre-tax profits of the Bank. At commencement of employment, Mr. McGaughey is entitled to receive a bonus of $75,000 payable over time. He is entitled to participate in a salary continuation plan to be entered into at a later date and to an option to purchase 20,000 shares of the Company's common stock, the use of a bank owned vehicle and the ability to participate in the Bank's group medical and other benefits programs, if any. Upon a change of control or termination without cause, Mr. McGaughey is entitled to receive twelve months of base salary, as in effect at the time of termination, and an accelerated vesting of his options.


(b)  None.

Item 6.:             Exhibits
                     --------

(a)  Exhibits

Exhibit No.                  Description of Exhibit

         2.(i) Temecula Valley Bank and Temecula Valley Bancorp Amended and Restated Plan of Reorganization dated as of April 2, 2002, filed on June 3, 2002 as an Exhibit to Form 8-A12G.

         2.(ii) Agreement and Plan of Merger of Temecula Merger Corporation and Temecula Valley Bancorp is an Exhibit to the Company's Definitive 14A filed November 20, 2003.

         3.(i) Articles of Incorporation of Temecula Valley Bancorp Inc., a California corporation, is an Exhibit to Temecula Valley Bancorp's Definitive 14A, filed November 20, 2003.

         3.(ii) Bylaws of the Company, as amended, filed on May 17, 2004 as an Exhibit to Temecula Valley Bancorp's Form 10-Q.

         4.1 Common Stock Certificate of Temecula Valley Bancorp, filed on May 17, 2004 as an Exhibit to Temecula Valley Bancorp's Form 10-Q.

         4.2 Warrant Certificate of Temecula Valley Bank, N.A. as adopted by Temecula Valley Bancorp Inc., filed on June 3, 2002 as an Exhibit to Temecula Valley Bancorp's Form 8-A12G.

         10.1 Temecula Valley Bank, N.A. Lease Agreement for Main Office, filed on March 11, 2003 as an Exhibit to the Temecula Valley Bancorp's Form 10KSB.

         10.2 Stephen H. Wacknitz Employment Agreement effective October 1, 2003, filed on March 31, 2004 as an Exhibit to Temecula Valley Bancorp's Form 10K.

         10.4 Luther J. Mohr Employment Agreement effective October 1, 2003, filed on March 31, 2004 as an Exhibit to Temecula Valley Bancorp's Form 10K.

         10.6 401(k) filed April 16, 2004 as an Exhibit to Temecula Valley Bancorp's 10-K/A.

         10.8 Thomas P. Ivory Employment Agreement effective January 25, 2001, filed on March 11, 2003 as an Exhibit to Temecula Valley Bancorp's Form 10KSB.

         10.9 James W. Andrews Employment Agreement dated June 1, 2002 filed on April 11, 2003 as an Exhibit to the Temecula Valley Bancorp's Form 10KSB.

         10.10 First Amendment to James W. Andrews Employment Agreement dated November 24, 2004 filed on March 31, 2005 as an Exhibit to Temecula Valley Bancorp's Form 10-K.

         10.11 1996 Incentive and Non Qualified Stock Option Plan (Employees), as amended by that certain First Amendment effective May 15, 2001 and that certain Second Amendment effective May 15, 2002, filed on April 11, 2003 as an Exhibit to Temecula Valley Bancorp's Form 10KSB ("Employee Plan")

         10.11(a) Form of ISO Stock Option Agreement for Employee Plan filed on March 31, 2005 as an Exhibit to Temecula Valley Bancorp's Form 10-K.

         10.12 1997 Non Qualified Stock Option Plan (Directors), as amended by that certain First Amendment effective May 15, 2001 and that certain Second Amendment effective May 15, 2002, filed on April 11, 2003 as an Exhibit to the Company's Form 10KSB ("Director Plan").

         10.12(a) Form of NSO Stock Option Agreement for Director Plan filed on March 31, 2005 as an Exhibit to Temecula Valley Bancorp's Form 10-K.

         10.13 Amended and Restated Salary Continuation Agreement between Temecula Valley Bank and Stephen H. Wacknitz dated September 30, 2004, filed on November 18, 2004 as an Exhibit to the Temecula Valley Bancorp's Form 10-Q/A

         10.14 Amended and Restated Salary Continuation Agreement between Temecula Valley Bank and Luther J. Mohr dated January 28, 2004, filed on November 18, 2004 as an Exhibit to Temecula Valley Bancorp's Form 10-Q/A.

         10.17 Executive Deferred Compensation Agreement between Temecula Valley Bank and Thomas P. Ivory dated April 1, 2001, filed on November 18, 2004 as an Exhibit to Temecula Valley Bancorp's Form 10-Q/A.

         10.17(a) Temecula Valley Bancorp Inc. 2004 Stock Incentive Plan, as amended, filed on August 20, 2004 as an Exhibit to Temecula Valley Bancorp's Form 10-Q ("Stock Incentive Plan").

         10.17(b) Form of NSO Stock Option Agreement for Stock Incentive Plan filed on March 31, 2005 as an Exhibit to Temecula Valley Bancorp's Form 10-K.

         10.17(c) Form of ISO Stock Option Agreement for Stock Incentive Plan filed on March 31, 2005 as an Exhibit to Temecula Valley Bancorp's Form 10-K.

         10.18 Executive Deferred Compensation Agreement between Temecula Valley Bank and Stephen H. Wacknitz dated September 30, 2004, filed on November 18, 2004 as an Exhibit to Temecula Valley Bancorp's Form 10-Q/A.

         10.19 Salary Continuation Agreement between Temecula Valley Bank and Stephen H. Wacknitz dated January 28, 2004 filed on November 18, 2004 as an Exhibit to the Temecula Valley Bancorp's Form 10-Q/A.

         10.20 Amended and Restated Salary Continuation Agreement between Temecula Valley Bank and Scott J. Word dated September 30, 2004, filed on November 18, 2004 as an Exhibit to Temecula Valley Bancorp's Form 10-Q/A

         10.21 Split Dollar Agreement between Temecula Valley Bank and Thomas P. Ivory dated September 30, 2004, filed on November 18, 2004 as an Exhibit to Temecula Valley Bancorp's Form 10-Q/A
..
         10.22 Split Dollar Agreement between Temecula Valley Bank and Luther J. Mohr dated September 30, 2004, filed on November 18, 2004 as an Exhibit to Temecula Valley Bancorp's Form 10-Q/A

         10.23 Split Dollar Agreement between Temecula Valley Bank and Stephen H. Wacknitz dated September 30, 2004, filed on November 18, 2004 as an Exhibit to Temecula Valley Bancorp's Form 10-Q/A
..
         10.24 Split Dollar Agreement between Temecula Valley Bank and Scott J. Word dated September 30, 2004, filed on November 18, 2004 as an Exhibit to Temecula Valley Bancorp's Form 10-Q/A

         10.25 Robert Flores Employment Agreement dated January 27, 2005 filed March 31, 2005 as an Exhibit to Temecula Valley Bancorp's Form 10-K.

         10.27 Amended and Restated Salary Continuation Agreement between Thomas M. Shepherd and Temecula Valley Bank dated September 30, 2004 filed on March 31, 2005 as an Exhibit to Temecula Valley Bancorp's Form 10-K.

         10.28 Split Dollar Agreement between Thomas M. Shepherd dated September 30, 2004 filed on March 31, 2005 as an Exhibit to Temecula Valley Bancorp's Form 10-K.

         10.29 Amended and Restated Salary Continuation Agreement between Donald A. Pitcher and Temecula Valley Bank dated September 30, 2004 filed on March 31, 2005 as an Exhibit to Temecula Valley Bancorp's Form 10-K.

         10.30 Split Dollar Agreement between Temecula Valley Bank and Donald A. Pitcher dated September 30, 2004 filed on
                       March 31, 2005 as an Exhibit to Temecula Valley Bancorp's Form 10-K.

         10.31 William H. McGaughey Employment Agreement dated January 4, 2005 filed on March 31, 2005 as an Exhibit to Temecula Valley Bancorp's Form 10-K.

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

                                     TEMECULA VALLEY BANCORP INC.

DATE:  May 5, 2005                   BY: /s/ Stephen H. Wacknitz
                                     ----------------------------------------
                                     Stephen H. Wacknitz, President/CEO,
                                     Chairman of the Board


                                     BY: /s/ Donald A. Pitcher
                                     ----------------------------------------
                                     Donald A. Pitcher, Executive Vice President
                                     Chief Financial Officer