Form 10-Q/A
period 2005-03-31
TEMECULA VALLEY BANCORP INC
filed 2005-05-11
CIK 1172678

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-Q/A
                                (Amendment No. 1)
(Mark One)

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

                               Yes ___X__ No_____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               Yes ___X___ No_____


As of May 5, 2005, there were 8,823,283 shares of the Registrant's common stock, no par value per share, outstanding.



This Form 10-Q/A contains 25 pages.
Exhibit Index:  Page 19

                               PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                          TEMECULA VALLEY BANCORP INC.

                        STATEMENT OF FINANCIAL CONDITION
                      March 31, 2005 and December 31, 2004
                                   (UNAUDITED)


                                                             2005              2004
                                                  -------------------------------------
ASSETS

Cash and Due from Banks                                  $   9,841,055    $   6,317,261
Federal Funds Sold                                           5,700,000       16,800,000
                                                  -------------------------------------
   Total Cash and Cash Equivilents                          15,541,055       23,117,261


Loans Held for Sale                                         12,137,761       15,142,720

Loans:
   Commercial                                               31,258,556       23,560,360
   Real Estate - Construction                              254,012,863      203,885,627
   Real Estate - Other                                     291,031,126      288,514,699
   Consumer and Other                                        2,860,119        2,796,327
                                                  -------------------------------------
                                TOTAL LOANS                579,162,664      518,757,013

Net Deferred Loan Fees                                      (4,147,918)      (3,703,481)
Allowance for Loan Losses                                   (7,046,382)      (6,362,534)
                                                  -------------------------------------
                                NET LOANS                  567,968,364      508,690,998

Federal Reserve & Home Loan Bank Stock, at Cost              2,680,000        2,377,800

Other Real Estate Owned                                        275,000          302,698

Premises and Equipment                                       4,742,609        4,379,809
Cash Surrender Value of Life Insurance                       9,680,824        9,593,824
Deferred Tax Assets                                          4,720,990        4,370,990
SBA Servicing Assets                                         7,871,752        7,585,712
SBA Interest-Only Strips Receivable                         24,020,948       24,679,520
Accrued Interest and Other Assets                            7,221,042        6,586,197
                                                  -------------------------------------
                                                         $ 656,860,345    $ 606,827,529
                                                  =====================================


                          TEMECULA VALLEY BANCORP INC.

                        STATEMENT OF FINANCIAL CONDITION
                      March 31, 2005 and December 31, 2004
                                   (UNAUDITED)



                                                                 2005         2004
                                                   -------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-Bearing Demand                                $144,502,854   $138,041,385
   Money Market and NOW                                        73,624,791     73,880,005
   Savings                                                     38,694,242     41,838,703
   Time Deposits Under $100,000                               153,834,647    135,915,448
   Time Deposits $100,000 and Over                            172,210,351    145,091,164
                                                   -------------------------------------
                         TOTAL DEPOSITS                       582,866,885    534,766,705
Junior Subordinated Debt Securities                            20,620,000     20,620,000
Accrued Interest and Other Liabilities                          7,319,372      8,538,286
                                                   -------------------------------------
                         TOTAL LIABILITIES                    610,806,257    563,924,991
Shareholders' Equity:
   Common Stock - No Par Value Authorized 40,000,000
     Shares; Issued and Outstanding 8,812,283 Shares at
     3/31/2005 and 8,752,603 Shares at 12/31/2004              16,873,998     16,724,128
   Retained Earnings                                           29,180,090     26,178,410
                                                   -------------------------------------
                         TOTAL SHAREHOLDERS' EQUITY            46,054,088     42,902,538
                                                   -------------------------------------
                                                             $656,860,345   $606,827,529
                                                   =====================================


                          TEMECULA VALLEY BANCORP INC.

                               STATEMENT OF INCOME

                                   (UNAUDITED)

                                                     Three Months Ended
                                                  March 31,        March 31,
                                                     2005             2004
                                            ----------------------------------
INTEREST INCOME
   Interest and Fees on Loans                        $11,389,774   $ 6,798,167
   Interest on HTM Securities - U.S. Treasuries              677            68
   Interest on Federal Funds Sold                         20,093        18,393
                                            ----------------------------------
    TOTAL INTEREST INCOME                             11,410,544     6,816,628

INTEREST EXPENSE
   Interest on Money Market and NOW                      127,649       102,263
   Interest on Savings Deposits                           43,125        41,424
   Interest on Time Deposits                           1,837,432       921,208
   Interest on FHLB Advances                              89,934        21,701
   Interest on Junior Subordinated Debt Securities       280,168       155,967
                                            ----------------------------------
  TOTAL INTEREST EXPENSE                               2,378,308     1,242,563
                                            ----------------------------------
        NET INTEREST INCOME                            9,032,236     5,574,065
   Provision for Loan Losses                             838,800       500,000
                                            ----------------------------------
            NET INTEREST INCOME AFTER
             PROVISION FOR LOAN LOSSES                 8,193,436     5,074,065

NON-INTEREST INCOME
   Service Charges and Fees                              158,225       189,764
   Gain on Sale of Loans/Assets                        3,751,066     4,133,344
   Fees, and Other Income                              1,874,205     2,404,681
                                            ----------------------------------
          TOTAL NON-INTEREST INCOME                    5,783,496     6,727,789
                                            ----------------------------------
NON-INTEREST EXPENSE
   Salaries and Employee Benefits                      5,851,506     5,164,482
   Occupancy Expenses                                    562,265       307,899
   Furniture and Equipment                               337,681       232,184
   Other Expenses                                      2,085,240     1,740,043
                                            ----------------------------------
          TOTAL NON-INTEREST EXPENSE                   8,836,692     7,444,608
                                            ----------------------------------
INCOME BEFORE INCOME TAXES                             5,140,240     4,357,246
   Income Taxes                                        2,138,560     1,785,096
                                            ----------------------------------
              NET INCOME                             $ 3,001,680   $ 2,572,150
                                            ==================================
Per Share Data:
Net Income - Basic                                   $      0.34   $      0.31
                                            ==================================
Net Income - Diluted                                 $      0.32   $      0.28
                                            ==================================
Average Number of Shares Outstanding                   8,787,593     8,237,774
                                            ==================================
Average Number of Shares and Equivalents               9,511,505     9,219,285
                                            ==================================

                          TEMECULA VALLEY BANCORP INC.

                             STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                                                    Three Months Ended March 31,
                                                                                    2005               2004
                                                                             ---------------------------------------
OPERATING ACTIVITIES
   Net Income                                                                 $  3,001,680              $  2,572,150
   Adjustments to Reconcile Net Income to Net
      Cash (Used) Provided by Operating Activities:
         Depreciation and Amortization                                           2,296,508                 1,564,369
         Provision for Loan Losses                                                 838,800                   500,000
         Decrease (Increase) of Deferred Tax Asset                                (350,000)                  (35,615)
         Gain on Loan Sales                                                     (3,759,990)               (4,212,380)
         Loans Originated for Sale                                             (48,386,276)              (49,151,709)
         Proceeds from Loan Sales                                               55,225,117                53,348,852
         Loss (Gain) on Sale of Other Real Estate Owned                              6,924                    80,036
         Increase in Cash Surrender Value of Life Insurance                        (87,000)                  (60,600)
         Net Change in Other Assets  and Liabilities                            (1,870,727)               (3,193,947)
                                                                             ---------------------------------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                     6,915,036                 1,411,156
                                                                             ---------------------------------------

INVESTING ACTIVITIES
   Purchases of Investments                                                       (299,322)                 (199,868)
   Purchases of FRB/FHLB Stock                                                    (302,200)                 (793,900)
   Maturity of Investments                                                         300,000                   200,000
   Net Increases in Loans                                                      (61,832,425)              (32,232,148)
   Purchase of Life Insurance                                                            0                (1,800,000)
   Purchases of Premises and Equipment                                            (682,118)                 (140,013)
   Proceeds from Sale of Other Real Estate Owned                                    20,773                         0
   Proceeds from Sale of Premises and Equipment                                     54,000                    37,000
                                                                             ---------------------------------------
   NET CASH USED BY INVESTING ACTIVITIES                                       (62,741,292)              (34,928,929)
                                                                             ---------------------------------------
FINANCING ACTIVITIES
   Net Increases in Demand, NOW,Money Market and Savings Accounts                3,061,794                12,093,989
   Net Increases in Time Deposits                                               45,038,386                21,246,872
   Proceeds from the Exercise of Stock Options                                     149,870                   930,408
                                                                             ---------------------------------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                    48,250,050                34,271,269
                                                                             ---------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                       (7,576,206)                  753,496
   Cash and Cash Equivilents at Beginning of Period                             23,117,261                30,748,013
                                                                             ---------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 15,541,055              $ 31,501,509
                                                                             =======================================
Supplemental Disclosures of Cash Flow Information:
   Interest Paid                                                              $  3,126,709              $  1,263,981
   Income Taxes Paid                                                          $    413,734              $     50,178
   Loans Transferred out of Other Real Estate Owned                           $     27,698              $     80,036


                          TEMECULA VALLEY BANCORP INC.

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

      For the Period beginning December 31, 2003 and ending March 31, 2005
                                   (UNAUDITED)

                                                                Common       Retained
                                          Shares                 Stock       Earnings        Total
                                        ----------            ------------  ------------   -----------
Balance at December 31, 2003             8,151,914              14,082,278    15,600,787    29,683,065

Exercise of Options                        156,982                 930,408                     930,408
   Including the Realization
   of Tax Benefits of $588,840
Net Income                                                                     2,572,150     2,572,150
                                        -----------          ------------------------------------------
Balance at March 31, 2004                8,308,896              15,012,686    18,172,937    33,185,623

Exercise of Options                        299,642               1,078,144                   1,078,144
   Including the Realization
   of Tax Benefits of $221,141
Net Income                                                                     2,646,626     2,646,626
                                        -----------          ------------------------------------------
Balance at June 30, 2004                 8,608,538              16,090,830    20,819,563    36,910,393

Exercise of Options                         81,965                 505,921                     505,921
   Including the Realization
   of Tax Benefits of $208,871
Net Income                                                                     2,374,362     2,374,362
                                        -----------          ------------------------------------------
Balance at September 30, 2004            8,690,503             $16,596,751   $23,193,925   $39,790,676

Exercise of Options                         62,100                 127,377                     127,377
   Including the Realization
   of Tax Benefits of ($51,192)
Net Income                                                                     2,984,485     2,984,485
                                        -----------          ------------------------------------------

Balance at December 31, 2004             8,752,603             $16,724,128   $26,178,410   $42,902,538

Exercise of Options                         59,680                 149,870                     149,870

Net Income                                                                     3,001,680     3,001,680
                                        -----------          ------------------------------------------
Balance at March 31, 2005                8,812,283             $16,873,998   $29,180,090   $46,054,088
                                        ===========          ==========================================

                          TEMECULA VALLEY BANCORP INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2005


1) In the opinion of management of Temecula Valley Bancorp Inc. ("Company"), the enclosed unaudited financial statements contain all adjustments (consisting only of normal, recurring accruals) necessary to fairly present the financial position of the Bancorp as of March 31, 2005. These financial statements do not include all disclosures associated with the Bancorp's annual financial statements and, accordingly, should be read in conjunction with such statements.

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

EXPLANATORY NOTE:


     This Amendment No. 1 on Form 10-Q/A amends and restates: Part I, Item 1 to place the correct year references in the captions on the Statement of Cash Flows; Part I, Item 2 under "Financial Condition-Allowance for Loan Losses" to correct a reference from 2004 to 2005; and in Exhibits 31.1 and 31.2, to add paragraph (b) which was inadvertently deleted.

     Except as set forth above, this Form 10-Q/A continues to speak as of May 9, 2004, the date of the filing of the original filing of our first quarter Form 10-Q for 2005, and we have not updated the disclosures contained herein to reflect any events that have occurred thereafter. Any reference to facts and circumstances at or as of a "current" date refer to such facts and circumstances as of such original filing date. We are not required to update and have not updated any forward-looking statements previously included in our original filing.

Item 2- Management's Discussion and Analyses of Financial Condition and Results of Operations
     --------------------------------------------------------------------------

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

OVERVIEW

This management discussion is intended to provide additional information regarding the significant changes and trends in the Company's Financial Condition, Statement of Operations, Funds Management and Capital Planning. Commencement of operations of Temecula Valley Bank, N.A. ("Bank") was December 16, 1996. The Company became a one-bank holding company for the Bank effective June 3, 2002. On June 26, 2002, the Company participated in a Trust Preferred Securities pool in the net amount of $7,000,000. The $6,789,000 of borrowing proceeds was transferred to the Bank as capital. On September 17, 2003, the Company participated in a second Trust Preferred Securities pool in the net amount of $5,000,000. Borrowing proceeds of $5,000,000 were transferred to the Bank as capital. On September 20, 2004, the Company participated in a third Trust Preferred Securities pool in the net amount of $8,000,000. Borrowing proceeds of $8,000,000 were transferred to the Bank as capital. Since the Bank opened, it has consistently, from year to year, experienced substantial growth. All per share data has been adjusted for three two-for-one common stock splits effective April 29, 1998, April 28, 1999 and December 23, 2003. On December 18, 2003, the Company reincorporated into California from Delaware. The Bank, and now collectively with the Company, has grown to 242 employees (238 full time equivalent), of which 228 are full time. The staffing has remained at 238 full-time equivalent since the end of 2004. Approximately one third of the employees are directly involved in the origination, underwriting and processing of SBA loans. Additional support staff is required to service the SBA loans after they are funded. All employees are employed at the Bank. It is anticipated that growth will remain strong for 2005 with full service branches anticipated for Carlsbad and Coachella Valley. The SBA department expanded considerably since 2001, with loan production offices, some of which are home offices, located in Chico, CA; Fresno, CA; Sherman Oaks, CA; Anaheim Hills, CA; Sacramento, CA; St. Petersburg, FL; Coral Springs, FL; Jacksonville, FL; Panama City Beach, FL; Atlanta (Jessup), GA; Gurnee, IL, Bellevue, WA, Westlake (Dublin), OH; Kirtland, OH; Clemmons, NC; Lee, NH; Basking Ridge, NJ; Ocean City, NJ; and Randolf, NJ. The Company also operates non-SBA loan production offices in Fallbrook, CA and Encinitas, CA; single-family tract lending offices in Corona, CA and San Rafael, CA; and mortgage lending offices in Fallbrook, CA and Temecula, CA. Our growth has been augmented by the opening of full service offices in Fallbrook, CA in 1998; Escondido, CA in 1999; Murrieta, CA in 2000; El Cajon, CA in 2001; Corona, CA in 2004; and Rancho Bernardo, CA in 2004.

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

Allowance for Loan Losses

        The allowance for loan losses increased from $6,362,534 at December 31, 2004 to $7,046,382 at March 31, 2005. The allowance was 1.20% at December 31, 2004 and 1.20% at March 31, 2005. The large increase in the provision in 2004 and the first quarter of 2005 was due to the increase in SBA and tract lending and the general overall growth of the loan portfolio. The provision was $838,800 in the first three months of 2005, with net chargeoffs of $154,952. Management considers, through quarterly analysis, the allowance to be adequate and expects it will continue to add to this reserve for the remainder of the year as the loan portfolio balance increases. The analysis considers general factors such as changes in lending policies and procedures, economic trends, loan volume trends, changes in lending management and staff, trends in delinquencies, nonaccruals and charge-offs, changes in loan review and Board oversight, the effects of competition, legal and regulatory requirements and factors inherent to each loan pool.

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


                          NON-CURRENT LOANS, NON-ACCRUAL LOANS & OTHER REAL ESTATE OWNED

March 31, 2004
--------------
                                                                                 Government
                                                       Gross Balance             Guaranteed                Net Balance
                          30 - 89 Days Past Due        $          0              ($         0)             $          0
                                                       ============              ============              ============
                   90+ Days Past Due & Accruing                   0                        (0)                        0
                                    Non-Accrual           7,918,753                (6,404,927)                1,513,826
                                                       ------------              ------------              ------------
                                     Sub- Total           7,918,753                (6,404,927)                1,513,826
                  Other Real Estate Owned (REO)             405,000                        (0)                  405,000
                                                       ------------              ------------              ------------
                                          Total        $  8,323,753              ($ 6,404,927)             $  1,918,826
                                                       ============              ============              ============

December 31, 2004
------------------

                          30 - 89 Days Past Due        $     11,203              ($         0)             $     11,203
                                                       ============              ============              ============
                   90+ Days Past Due & Accruing                   0                        (0)                        0
                                    Non-Accrual          11,799,346                (8,140,267)                3,659,079
                                                       ------------              ------------              ------------
                                     Sub- Total          11,799,346                (8,140,267)                3,659,079
                  Other Real Estate Owned (REO)             302,698                  (227,023)                   75,675
                                                       ------------              ------------              ------------
                                          Total        $ 12,102,044              ($ 8,367,290)             $  3,734,754
                                                       ============              ============              ===========
March 31, 2005
--------------
                          30 - 89 Days Past Due        $    438,642              ($         0)             $    438,642
                                                       ============              ============              ===========
                   90+ Days Past Due & Accruing                   0                        (0)                        0
                                    Non-Accrual          10,655,283                (7,350,019)                3,305,264
                                                       ------------              ------------              ------------
                                     Sub- Total          10,655,283                (7,350,019)                3,305,264
                  Other Real Estate Owned (REO)             275,000                  (206,250)                   68,750
                                                       ------------              ------------              ------------
                                          Total        $ 10,930,283              ($ 7,556,269)             $  3,374,014
                                                       ============              ============              ============


Other Assets

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

Capital
Total capital was  $33,185,623  at March 31, 2004,  $42,902,538  at December 31,
2004, and $46,054,088 at March 31, 2005. For the first three months of 2005, the $3,151,550 increase consisted of $3,001,680 of net income and $149,870 on the exercise of stock options. For the first three months of 2004, the $3,502,558 increase was due to $2,572,150 in net income and $930,408 on the exercise of stock options.

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

RESULTS OF OPERATIONS

Net Income

For the first quarter of 2005, the Company earned $3,001,680, compared to $2,572,150 in 2004. Net income per basic share for the first quarter was $0.34 in 2005 compared to $0.31 in 2004. Net income per diluted share was $0.32 per share in the first quarter of 2005 compared to $0.28 in 2004. The return on average assets was 1.91% for the first quarter of 2005, compared to 2.31% for the first quarter of 2004. The return on average equity was 27.37% for the first quarter of 2005, compared to 33.15% for the first quarter of 2004. The 2005 and 2004 earnings were significantly enhanced by the sale of loans in the secondary market, most of which are SBA and mortgage loans. The sales of the SBA loans are expected to continue at this level or higher for the remainder of the year. Mortgage loan sales are significantly slower than the 2003 and 2004 pace. The net interest margin is rising as the Federal Reserve Bank continues to raise the Fed Funds rate. Net income in the first three months of 2005 and 2004 was augmented by the sale of the unguaranteed portion of SBA loans. These sales increased net income before taxes by $1,119,201 or $648,622 after taxes in the first quarter of 2005 compared to $2,295,286 and $1,330,210 respectively in the first quarter of 2004. These sales are expected to continue for the remainder of the year. The opening of the Carlsbad and Indian Wells full service offices in 2005 will have negative effect on earnings in the first quarter as well as the full year of 2005.

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

                                                                           Period Ending March 31
                                                                        2005                   2004
                                                                     -----------           -----------
Net Income as reported                                               $3,001,680            $ 2,572,150
Stock based compensation using the Intrinsic Value Method
                                                                          7,697                 2,669
Stock based compensation that would have been reported               (  129,981)           (   42,030)
                                                                     ----------            ----------
Pro Forma Net Income                                                  $2,879,396           $ 2,532,789
                                                                      ==========           ===========
Basic per share as reported                                          $       .34           $       .31
Basic per share pro forma                                            $       .33           $       .31

Diluted per share as reported                                        $       .32           $       .28
Diluted per share pro forma                                          $       .30           $       .27


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

The Bank tries to maximize the percentage of assets it maintains as interest earning assets, with the goal of maintaining at least 90% in that category. Effectively, all of the increase in non-interest earning assets in 2003 and 2004 was in the cash surrender value of life insurance (BOLI), the SBA servicing and SBA I/O strip receivable assets, but not for 2005. The servicing assets are tested for impairment by computing the net present value of the amount of servicing income over the expected average life of the loan. Normal servicing (adequate compensation), in accordance with industry standards, is 40 basis points of the principal balance sold. The expected life assumes either 25 or 30 percent of the note life, depending on the term of the note. Our average life of loans sold has been higher than the 25% or 30% assumption, giving the calculation a conservative bias. For the first three months of 2004, $2,025,801 was collected for servicing, the asset amortization was $1,386,232 and the SBA related servicing assets increased $496,534. The increase in the SBA loan servicing assets was due to the sale of $23,750,241 in 7A loans during the first three months of 2004. For the same period in 2005, $2,539,876 was collected for servicing, the asset amortization was $2,014,900 and the SBA related servicing assets decreased $372,532. There was $34,444,470 in 7A loan sales during the first three months of 2005. The servicing assets decreased in the first three months in 2005 due to more loans sold with a premium bid than with a par bid and additional amortization taken due to the rising rate environment. The servicing calculations contain certain assumptions such as the expected life of the loan and the discount rate used to compute the present value of future cash flows. The exposure of the loan life assumption is if loans prepay faster than expected. The exposure to the discount rate assumption is if prime rate adjusts severely and permanently. Such exposure can cause adjustments to the income statement. The Bank, on a quarterly basis, has outside analysis of the servicing assets and I/O strip receivable performed to insure the fair value approximates the book value. Asset quality is a continual primary focus of the Bank, and even though risk is an integral part of the banking industry, it is the policy of the Bank's management to actively manage the risk, without sacrificing long-term stability with short-term profits.

The table below summarizes the repayment rates for national SBA pools based on their maturities:

                           SBA Pools - Constant Prepayment Rates
                                    Variable Rate Pools


                       <
                      8 Yr         8 - 11 Yr        11 - 16 Yr    16 - 21 Yr       > 21 Yr
   Issue Date       Life CPR       Life CPR          Life CPR      Life CPR       Life CPR
   ----------       --------       --------           -----       --------       --------
      2001            15.6           13.5            11.6           12.7           12.5
      2000            16.4           13.8            14.5           16.4           14.8
      1999            16.2           14.8            15.1           14.4           15.6
      1998            14.3           15.0            17.3           13.8           16.5
      1997            13.7           14.0            15.4           16.7           17.8

     The following schedule displays the WAL (weighted average life) for each SBA pool at year-end after applying the CPRs identified above:

                            Original Maturity      WAL (Yrs.)
                            -----------------      ----------
                                    < 8 Years          1.7
                                 8 - 11 Years          2.3
                                11 - 16 Years          3.5
                                26 - 21 Years          4.3
                                   > 21 Years          5.2


     Based on assessing each component, our estimated discount rates for each Bank SBA pool at year-end is as follows:

     Original Maturity    Disc Rate Excess       Disc Rate I/O
     -----------------    ----------------       -------------
             < 8 Years          9.97%                9.97%
          8 - 11 Years         10.13%               10.13%
         11 - 16 Years         10.34%               10.34%
         26 - 21 Years         10.50%               10.50%
            > 21 Years         10.66%               10.66%

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

Non-Interest Income
-------------------

Non-interest income contributed significantly to the earnings of the Bank in the first three months of 2005, as it did in 2004. Service charges decreased from $189,764 in 2004 to $158,225 in 2005 due to an increased number of accounts offset by a decrease in non-sufficient funds service charges. Other income decreased from $2,404,681 for the first three months of 2004 to $1,874,205 in 2005, due mainly to lower SBA and mortgage broker income and lower net SBA servicing income. Loan servicing income decreased from $610,595 in the first three months of 2004 to $496,339 in 2005 due to higher servicing asset amortization and a slightly lower average weighted servicing rate offset by a higher servicing volume. The gain on sale of loans was $4,212,380 in the first three months of 2004 compared to $3,759,990 in 2005. The 2005 decrease was due to slightly lower SBA loan sales and lower mortgage loan sales. The SBA loan sales are expected to increase during the remainder of the year and the mortgage loan sales will continue at their very subdued pace due to the expected Federal Reserve Bank rate increases in 2005.


                                                      Gain on Sale of Loans/Assets

                                                              Three Months Ended
                                                                March 31,
                                                         2005               2004
                                                  --------------------------------------

                   SBA 7A Unguaranteed Sales              $1,119,201        $2,295,286
                   SBA 7A Guaranteed Sales                 1,959,040         1,388,549
                   SBA 504 Sales                             193,724                 0
                   Mortgage Sales                            193,457           392,748
                   Other Loan Related                        294,568           135,797
                   REO Gain (Loss)                            (6,924)          (80,036)
                   Fixed Assets                               (2,000)            1,000
                                                  --------------------------------------
                        Total                             $3,751,066        $4,133,344
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

As of March 31, 2005 and December 31, 2004, the Company had the following outstanding financial commitments whose contractual amount represents credit risk:


                                              2005              2004
                                              ----              ----

Commitments to Extend Credit             $279,374,000       $242,499,000
Letters of Credit                           1,121,000          1,113,000
                                     ----------------  -----------------
                                         $280,495,000       $243,612,000

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


         None

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


(b) None.


Item 6.:             Exhibits

(a)  Exhibits

Exhibit No.            Description of Exhibit
--------------         ----------------------
         2.(i)         Temecula  Valley Bank and Temecula Valley Bancorp Amended
                       and Restated Plan of Reorganization dated as of April 2, 2002, filed on June 3, 2002 as an Exhibit to Form 8-A12G.

Item 6.:             Exhibits  (continued)

(a)  Exhibits

Exhibit No.            Description of Exhibit
--------------         ----------------------





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

                              TEMECULA VALLEY BANCORP INC.

DATE:  May 10, 2005           BY: /s/ Stephen H. Wacknitz
                              ----------------------------------------
                              Stephen H. Wacknitz, President/CEO,
                              Chairman of the Board


                              BY: /s/ Donald A. Pitcher
                              ----------------------------------------
                              Donald A. Pitcher, Executive Vice President
                              Chief Financial Officer