Form 10-Q
period 2005-06-30
TEMECULA VALLEY BANCORP INC
filed 2005-08-09
CIK 1172678

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2005


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

                                    Yes X    No
                                       ---

As of August 2, 2005, there were 8,871,612 shares of the Registrant's common stock, no par value per share, outstanding.


                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                          TEMECULA VALLEY BANCORP INC.

                        STATEMENTS OF FINANCIAL CONDITION
                       June 30, 2005 and December 31, 2004
                                   (UNAUDITED)


                                                                                                 2005         2004
                                                                                              --------------------------
ASSETS

Cash and Due from Banks                                                                        $11,013,343   $6,317,261
Federal Funds Sold                                                                              27,420,000   16,800,000
                                                                                              --------------------------
   Total Cash and Cash Equivilents                                                              38,433,343   23,117,261


Loans Held for Sale                                                                             12,578,585   15,142,720

Loans:
   Commercial                                                                                   28,113,867   23,560,360
   Real Estate - Construction                                                                  275,463,651  203,885,627
   Real Estate - Other                                                                         313,746,739  288,514,699
   Consumer and Other                                                                            3,022,702    2,796,327
                                                                                              --------------------------
                                                                                 TOTAL LOANS   620,346,959  518,757,013

Net Deferred Loan Fees                                                                          (4,713,231)  (3,703,481)
Allowance for Loan Losses                                                                       (7,839,179)  (6,362,534)
                                                                                              --------------------------
                                                                                  NET LOANS    607,794,549  508,690,998

Federal Reserve & Home Loan Bank Stock, at Cost                                                  2,849,000    2,377,800

Other Real Estate Owned                                                                                  0      302,698

Premises and Equipment                                                                           4,763,102    4,379,809
Cash Surrender Value of Life Insurance                                                          13,469,824    9,593,824
Deferred Tax Assets                                                                              5,020,990    4,370,990
SBA Servicing Assets                                                                             8,102,773    7,585,712
SBA Interest-Only Strips Receivable                                                             23,479,641   24,679,520
Accrued Interest and Other Assets                                                                7,724,650    6,586,197
                                                                                              --------------------------

                                                                                              $724,216,457 $606,827,529
                                                                                              ==========================


                          TEMECULA VALLEY BANCORP INC.

                        STATEMENTS OF FINANCIAL CONDITION
                       June 30, 2005 and December 31, 2004
                                   (UNAUDITED)


                                                                                                    2005         2004
                                                                                              --------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-Bearing Demand                                                                 $147,656,572 $138,041,385
   Money Market and NOW                                                                         77,089,341   73,880,005
   Savings                                                                                      40,532,840   41,838,703
   Time Deposits Under $100,000                                                                182,567,615  135,915,448
   Time Deposits $100,000 and Over                                                             195,927,622  145,091,164
                                                                                              --------------------------
                                                                             TOTAL DEPOSITS    643,773,990  534,766,705


Junior Subordinated Debt Securities                                                             20,620,000   20,620,000


Accrued Interest and Other Liabilities                                                           9,338,684    8,538,286
                                                                                              --------------------------
                                                                            TOTAL LIABILITIES  673,732,674  563,924,991



Shareholders' Equity:
   Common Stock - No Par Value Authorized 40,000,000
     Shares;   Issued and Outstanding 8,865,447 Shares at
     6/30/2005 and 8,752,603 Shares at 12/31/2004                                               17,360,652   16,724,128
   Retained Earnings                                                                            33,123,131   26,178,410
                                                                                              --------------------------
                                                                          TOTAL SHAREHOLDERS'
                                                                               EQUITY           50,483,783   42,902,538
                                                                                              --------------------------


                                                                                              $724,216,457 $606,827,529
                                                                                              ==========================

                          TEMECULA VALLEY BANCORP INC.

                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                           Three Months Ended       Six Months Ended
                                                                                June 30,                June 30,
                                                                             2005       2004        2005        2004
                                                                         -----------------------------------------------
INTEREST INCOME
   Interest and Fees on Loans                                            $13,414,314 $7,779,689 $24,804,088 $14,577,855
   Interest on HTM Securities - U.S. Treasuries                                1,507        425       2,184         493
   Interest on Federal Funds Sold                                             38,573     10,533      58,666      28,926
                                                                         -----------------------------------------------
    TOTAL INTEREST INCOME                                                 13,454,394  7,790,647  24,864,938  14,607,274

INTEREST EXPENSE
   Interest on Money Market and NOW                                          137,593    126,323     265,242     228,586
   Interest on Savings Deposits                                               37,729     44,144      80,854      85,568
   Interest on Time Deposits                                               2,615,784  1,026,770   4,453,216   1,947,978
   Interest on Federal Funds Purchased                                             0          0           0           0
   Interest on FHLB Advances                                                  44,558     27,666     134,492      49,367
   Interest on Junior Subordinated Debt Securities                           343,465    150,738     623,633     306,705
                                                                         -----------------------------------------------
  TOTAL INTEREST EXPENSE                                                   3,179,129  1,375,641   5,557,437   2,618,204
                                                                         -----------------------------------------------

        NET INTEREST INCOME                                               10,275,265  6,415,006  19,307,501  11,989,070

   Provision for Loan Losses                                                 804,100    250,000   1,642,900     750,000
                                                                         -----------------------------------------------

            NET INTEREST INCOME AFTER
            PROVISION FOR LOAN LOSSES                                      9,471,165  6,165,006  17,664,601  11,239,070

NON-INTEREST INCOME
   Service Charges and Fees                                                  162,625    156,559     320,850     346,323
   Gain on Sale of Loans/Assets                                            4,665,032  4,299,874   8,416,098   8,433,218
   Fees, and Other Income                                                  2,637,157  2,270,466   4,511,362   4,675,147
                                                                         -----------------------------------------------
          TOTAL NON-INTEREST INCOME                                        7,464,814  6,726,899  13,248,310  13,454,688
                                                                         -----------------------------------------------

NON-INTEREST EXPENSE
   Salaries and Employee Benefits                                          6,722,516  5,933,326  12,574,022  11,097,808
   Occupancy Expenses                                                        605,801    367,529   1,168,066     675,428
   Furniture and Equipment                                                   368,975    283,851     706,656     516,035
   Other Expenses                                                          2,482,828  1,823,005   4,568,068   3,563,048
                                                                         -----------------------------------------------
          TOTAL NON-INTEREST EXPENSE                                      10,180,120  8,407,711  19,016,812  15,852,319
                                                                         -----------------------------------------------

INCOME BEFORE INCOME TAXES                                                 6,755,859  4,484,194  11,896,099   8,841,439

   Income Taxes                                                            2,812,818  1,837,568   4,951,378   3,622,664
                                                                         -----------------------------------------------

              NET INCOME                                                  $3,943,041 $2,646,626  $6,944,721  $5,218,775
                                                                         ===============================================

Per Share Data:
Net Income - Basic                                                             $0.45      $0.32       $0.79       $0.63
                                                                         ===============================================
Net Income - Diluted                                                           $0.41      $0.28       $0.73       $0.56
                                                                         ===============================================
Average Number of Shares Outstanding                                       8,828,292  8,393,061   8,808,055   8,315,418
                                                                         ===============================================
Average Number of Shares and Equivalents                                   9,528,263  9,309,436   9,515,624   9,272,054
                                                                         ===============================================


                          TEMECULA VALLEY BANCORP INC.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
                                                                                             Six Months Ended June 30,
                                                                                                 2005         2004
                                                                                             --------------------------
OPERATING ACTIVITIES
   Net Income                                                                                  $6,944,721   $5,218,775
   Adjustments to Reconcile Net Income to Net
      Cash (used) provided by Operating Activities:
         Depreciation and Amortization                                                          4,613,497    3,166,196
         Provision for Loan Losses                                                              1,642,900      750,000
         Increase of Deferred Tax Asset                                                          (650,000)     (35,615)
         Gain on Loan Sales                                                                    (8,445,610)  (8,505,217)
         Loans Originated for Sale                                                           (120,590,413)(123,402,336)
         Proceeds from Loan Sales                                                             134,608,647  126,479,048
         Loss on Sale of Other Real Estate Owned                                                   27,512       72,998
         Increase in Cash Surrender Value of Life Insurance                                      (186,000)    (121,200)
         Net Change in Other Assets  and Liabilities                                             (371,417)  (1,684,305)
                                                                                             --------------------------
   NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                                            17,593,837    1,938,344
                                                                                             --------------------------

INVESTING ACTIVITIES
   Purchases of Investments                                                                      (597,816)    (449,207)
   Purchases of FRB/FHLB Stock                                                                   (471,200)    (905,300)
   Maturity of Investments                                                                        600,000      450,000
   Repayment of FRB/FHLB Stock                                                                          0            0
   Net Increases in Loans                                                                    (107,109,717) (88,605,966)
   Purchase of Life Insurance                                                                  (3,690,000)  (1,800,000)
   Purchases of Premises and Equipment                                                           (982,017)  (1,169,064)
   Proceeds from Sale of Other Real Estate Owned                                                  275,186      412,038
   Proceeds from Sale of Premises and Equipment                                                    54,000       37,000
                                                                                             --------------------------
   NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                          (111,921,564) (92,030,499)
                                                                                             --------------------------

FINANCING ACTIVITIES
   Net Increases in Demand, NOW,Money Market and Savings Accounts                              11,518,660   28,187,614
   Net Increases in Time Deposits                                                              97,488,625   40,683,827
   Net Increases in Borrowings                                                                          0   20,000,000
   Proceeds from Issuance of Junior Subordinated Debt Securities                                        0            0
   Proceeds from the Exercise of Stock Warrants                                                         0            0
   Proceeds from the Exercise of Stock Options                                                    636,524    2,008,552
                                                                                             --------------------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  109,643,809   90,879,993
                                                                                             --------------------------

NET INCREASE IN CASH AND CASH EQUIVILENTS                                                      15,316,082      787,838

   Cash and Cash Equivalents at Beginning of Period                                            23,117,261   30,748,013

                                                                                             --------------------------
CASH AND CASH EQUIVILENTS AT END OF PERIOD                                                    $38,433,343  $31,535,851
                                                                                             ==========================

Supplemental Disclosures of Cash Flow Information:
   Interest Paid                                                                               $5,327,791   $2,625,796
   Income Taxes Paid                                                                           $4,277,189   $3,719,371
   Loans Transferred to Other Real Estate Owned                                                $        -   $1,410,000
   Loans Transferred out of Other Real Estate Owned                                            $  302,698   $  485,036


                          TEMECULA VALLEY BANCORP INC.

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

       For the Period beginning December 31, 2003 and ending June 30, 2005

                                   (UNAUDITED)


                                                                                       Common     Retained
                                                                         Shares        Stock      Earnings     Total
                                                                      ------------- ------------------------------------


Balance at December 31, 2003                                             8,151,914   14,082,278  15,600,787  29,683,065

Exercise of Options                                                        156,982      930,408                 930,408
   Including the Realization
   of Tax Benefits of $588,840

Net Income                                                                                        2,572,150   2,572,150
                                                                      --------------------------------------------------

Balance at March 31, 2004                                                8,308,896   15,012,686  18,172,937  33,185,623

Exercise of Options                                                        299,642    1,078,144               1,078,144
   Including the Realization
   of Tax Benefits of $221,141

Net Income                                                                                        2,646,626   2,646,626
                                                                      --------------------------------------------------

Balance at June 30, 2004                                                 8,608,538   16,090,830  20,819,563  36,910,393

Exercise of Options                                                         81,965      505,921                 505,921
   Including the Realization
   of Tax Benefits of $208,871

Net Income                                                                                        2,374,362   2,374,362
                                                                      --------------------------------------------------

Balance at September 30, 2004                                            8,690,503  $16,596,751 $23,193,925 $39,790,676

Exercise of Options                                                         62,100      127,377                 127,377
   Including the Realization
   of Tax Benefits of ($51,192)

Net Income                                                                                        2,984,485   2,984,485
                                                                      --------------------------------------------------

Balance at December 31, 2004                                             8,752,603  $16,724,128 $26,178,410 $42,902,538

Exercise of Options                                                         59,680      149,870                 149,870

Net Income                                                                                        3,001,680   3,001,680
                                                                      --------------------------------------------------

Balance at March 31, 2005                                                8,812,283  $16,873,998 $29,180,090 $46,054,088

Exercise of Options                                                         53,164      486,654                 486,654

Net Income                                                                                        3,943,041   3,943,041
                                                                      --------------------------------------------------

Balance at June 30, 2005                                                 8,865,447  $17,360,652 $33,123,131 $50,483,783
                                                                      ==================================================

                          TEMECULA VALLEY BANCORP INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2005


1) In the opinion of management of Temecula Valley Bancorp Inc. ("Bancorp"), the enclosed unaudited financial statements contain all adjustments ( consisting only of normal, recurring accruals) necessary to fairly present the financial position of the Bancorp on June 30, 2005. These financial statements do not include all disclosures associated with the Bancorp's annual financial statements and, accordingly, should be read in conjunction with such statements.

2) The results of operations for the six month period ending June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

3)   There were no significant accounting policy changes since the last report.

4) Temecula Valley Bancorp Inc., a one bank holding company for Temecula Valley Bank was formed on June 3, 2002. The stock symbol for the common shares changed from TMUL.OB to TMCV.OB and the par value changed from $1.25 to $.001. The stock exchange was one share for one share. In December 2003 the Bancorp reincorporated from Delaware to California and the par value changed from $.001 to zero.

Item 2- Management's Discussion and Analyses of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

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

OVERVIEW

This management discussion is intended to provide additional information regarding the significant changes and trends in the Company's Financial Condition, Statement of Operations, Funds Management and Capital Planning. Commencement of operations of Temecula Valley Bank, ("Bank") was December 16, 1996. The Bank converted from a national charter to a state charter on June 29, 2005. The charter change will not significantly change the operations of the Bank. The Company became a one-bank holding company for the Bank effective June 3, 2002. On June 26, 2002, the Company participated in a Trust Preferred Securities pool in the net amount of $7,000,000. The $6,789,000 of borrowing proceeds was transferred to the Bank as capital. On September 17, 2003, the Company participated in a second Trust Preferred Securities pool in the net amount of $5,000,000. Borrowing proceeds of $5,000,000 were transferred to the Bank as capital. On September 20, 2004, the Company participated in a third Trust Preferred Securities pool in the net amount of $8,000,000. Borrowing proceeds of $8,000,000 were transferred to the Bank as capital. Since the Bank opened, it has consistently, from year to year, experienced substantial growth. All per share data has been adjusted for three two-for-one common stock splits effective April 29, 1998, April 28, 1999 and December 23, 2003. On December 18, 2003, the Company reincorporated into California from Delaware. The Bank, and now collectively with the Company, has grown to 256 employees (251 full time equivalent), of which 239 are full time. The staffing was 238 full-time equivalent at the end of 2004. Approximately one third of the employees are directly involved in the origination, underwriting and processing of SBA loans. Additional support staff is required to service the SBA loans after they are funded. All employees are employed at the Bank. It is anticipated that growth will remain strong for 2005 with branches anticipated for Carlsbad and Indian Wells. The SBA department has expanded considerably since 2001, with loan production offices, some of which are home offices, located in California, Colorado, Florida, Georgia, Illinois, Nebraska, New Jersey, North Carolina, Ohio, Pennsylvania, Texas, and Washington. The Company also operates non-SBA loan production offices in Fallbrook, CA and Encinitas, CA; single-family tract lending offices in Corona, CA and San Rafael, CA; and mortgage lending offices in Fallbrook, CA and Temecula, CA. Our growth has been augmented by the opening of full service offices in Fallbrook, CA in 1998; Escondido, CA in 1999; Murrieta, CA in 2000; El Cajon, CA in 2001; Corona, CA in 2004; and Rancho Bernardo, CA in 2004.

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

FINANCIAL CONDITION

Assets
------

Total assets increased from $527,793,743 at June 30, 2004 to $606,827,529 at December 31, 2004 and to $724,216,457 at June 30, 2005. The increase in the first six months of 2005 consisted of a $15,316,082 increase in cash and cash equivalents and an increase in loans outstanding. Total loans, excluding loans held for sale, increased from $518,757,013 at year-end 2004 to $620,346,959 at June 30, 2005, a $101,589,946 or 19.6% increase due mainly to increased construction and construction tract lending. The loan portfolio composition is primarily construction, commercial and real estate secured loans, with nearly 95% of the total loan portfolio consisting of real estate secured loans. The rate of loan growth should continue to be strong for 2005, due to the planned increase in SBA loan production offices, the opening of the Carlsbad and Indian Wells branches, and the general increase in lending at existing offices.

Investments
-----------

Investments, which were comprised only of Federal Funds Sold, increased from $16,800,000 at December 31, 2004 to $27,420,000 at June 30, 2005. The increase in the first six months of 2005 is largely attributable to a $97,488,625 increase in certificates of deposit and the $11,518,660 increase in other deposits offset by the $101,589,946 increase in total loans.

Allowance for Loan Losses
-------------------------

The allowance for loan losses increased from $6,362,534 at December 31, 2004 to $7,839,179 at June 30, 2005. The allowance was 1.20% at December 31, 2004 and 1.25% at June 30, 2005. The large increase in the provision in 2004 and the first half of 2005 was due to the increase in construction lending and the general overall growth of the loan portfolio. The provision was $1,642,900 in the first six months of 2005, with net chargeoffs of $166,255. Management considers, through quarterly analysis, the allowance to be adequate and expects it will continue to add to this reserve for the remainder of the year as the loan portfolio balance increases. The analysis considers general factors such as changes in lending policies and procedures, economic trends, loan volume trends, changes in lending management and staff, trends in delinquencies, nonaccruals and charge-offs, changes in loan review and Board oversight, the effects of competition, legal and regulatory requirements and factors inherent to each loan pool.


                                    Summary of Allowance for Loan Loss

                                                                                         6 Months
                                            2003             2004                           2005
                                            ----             ----                           ----

         Beginning Balance                 $3,017,395             $3,607,833            $6,362,534

            Chargeoffs                        505,586              1,096,698               404,825
            Recoveries                         74,024                 30,098               238,570
            Provision                       1,022,000              3,821,300             1,642,900
                                            ---------              ---------             ---------

         Ending Balance                    $3,607,833             $6,362,534            $7,839,179
                                            =========              =========             =========


At June 30, 2005, there was $9,474,790 of non-accrual loans, of which $6,244,901 is guaranteed by the SBA. The Bank had $6,290,495 of non-accrual loans as of June 30, 2004, of which $5,006,792 was guaranteed by the SBA. The Bank had no other real estate owned (REO) as of June 30, 2005.



         NON-CURRENT LOANS, NON-ACCRUAL LOANS & OTHER REAL ESTATE OWNED


June 30, 2004                                                                                       Government  Net
-------------                                                                         Gross Balance Guaranteed  Balance
                                                                                      ------------- ----------  -------
                                                       30 - 89 Days Past Due            $247,122  ($ 123,052)  $124,070
                                                                                      ========== =========== ==========

                                                90+ Days Past Due & Accruing                   0          (0)         0
                                                                 Non-Accrual           6,290,495  (5,006,792) 1,283,703
                                                                                       ---------  ----------  ---------

                                                                  Sub- Total           6,290,495  (5,006,792) 1,283,703

                                               Other Real Estate Owned (REO)           1,410,000  (1,057,500)   325,500
                                                                                       ---------  ----------  ---------

                                                        Total Non-Performing          $7,700,495 ($6,064,292)$1,636,203
                                                                                      ========== =========== ==========

December 31, 2004
-----------------

                                                       30 - 89 Days Past Due             $11,203        ( $0)   $11,203
                                                                                      ========== =========== ==========

                                                90+ Days Past Due & Accruing                   0          (0)         0
                                                                 Non-Accrual          11,799,346 ( 8,140,267) 3,659,079
                                                                                       ---------  ----------  ---------

                                                                  Sub- Total          11,799,346  (8,140,267) 3,659,079

                                               Other Real Estate Owned (REO)             302,698    (227,023)    75,675
                                                                                       ---------  ----------  ---------

                                                        Total Non-Performing         $12,102,044 ($8,367,290)$3,734,754
                                                                                      ========== =========== ==========

June 30, 2005
-------------

                                                       30 - 89 Days Past Due            $149,793         ($0)  $149,793
                                                                                      ========== =========== ==========

                                                90+ Days Past Due & Accruing             263,218    (244,753)    18,465
                                                                 Non-Accrual           9,474,790  (6,244,901) 3,229,889
                                                                                       ---------  ----------  ---------

                                                                  Sub- Total           9,738,008  (6,489,654) 3,248,354

                                               Other Real Estate Owned (REO)                   0          (0)         0
                                                                                       ---------  ----------  ---------

                                                        Total Non-Performing          $9,738,008 ($6,489,654)$3,248,354
                                                                                      ========== =========== ==========

Other Assets
------------

The ratio of interest earning assets to total assets was 87.53% for the first half of 2005 compared to 85.46% for the first half of 2004. The target is to keep this ratio above 90%, but has remained below that level due to the SBA servicing asset, the related SBA interest only strip receivable, and the cash surrender value of life insurance. The SBA servicing asset was $8,102,773, the SBA I/O strip receivable was $23,479,641 and the cash surrender value of life insurance was $13,469,824 at June 30, 2005. At June 30, 2004, the SBA servicing asset was $6,944,100, the SBA I/O strip receivable was $21,689,271 and the cash surrender value of life insurance was $7,661,929. At December 31, 2004, the SBA servicing asset was $7,585,712, the SBA I/O strip receivable was $24,679,520 and the cash surrender value of life insurance was $9,593,824. Even though these assets are not considered interest bearing for net interest margin purposes, they do produce, or are related to, income that is part of non-interest income.

Liabilities
-----------

Deposits increased from $534,766,705 at December 31, 2004 to $643,773,990 at June 30, 2005. Money market and NOW accounts increased $3,209,336, savings decreased $1,305,863, demand deposits increased $9,615,187, and certificate of deposits (CD's) increased $97,488,625. Demand deposits comprised 28% of deposits at June 30, 2004, compared to 26% at December 31, 2004 and 23% at June 30, 2005. The increase in the ratio of certificates of deposits to total deposits is due to CD promotions in 2004 and 2005 to fund the rapid loan growth. At June 30, 2005, more than 56% of deposits have balances of $100,000 or more. No one customer has balances that exceed 5% of the deposits of the Bank. The Bank prefers core deposits as a source of funds for the loan portfolio. Consequently, the Bank tries to attract solid core accounts yet maintain a reasonable funding cost. The core deposit base was helped by the addition of the Rancho Bernardo and Corona branches in 2004, the continued deposit increases at the other five branches, and will be helped in the second half of 2005 by the opening of branches in Carlsbad and Indian Wells. The Bank will continue to solicit core deposits to diminish reliance on volatile funds.

At June 30, 2004 there was $20,000,000 short term advances from the Federal Home Loan Bank and none at December 31, 2004 and June 30, 2005. The borrowing capacity at the Federal Home Loan Bank as of December 31, 2004 was $36,354,213 and at June 30, 2005 was $35,964,246.

On June 26, 2002, the Company issued $7,217,000 of junior subordinated debt securities to Temecula Valley Statutory Trust I, a statutory trust created under the laws of the State of Connecticut. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on June 26, 2032. Interest is payable quarterly on these debt securities at 3-Month LIBOR plus 3.45% for an effective rate of 7.02% as of June 30, 2005. The debt securities can be redeemed for 107.5% of the principal balance through June 26, 2007 and at par thereafter. The debt securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

On September 17, 2003, the Company issued $5,155,000 of junior subordinated debt securities to Temecula Valley Statutory Trust II, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on September 17, 2033. Interest is payable quarterly on these debt securities at 3-Month LIBOR plus 2.95% for an effective rate of 6.46% as of June 30, 2005. The debt securities can be redeemed for 107.5% of the principal balance through September 17, 2008 and at par thereafter. The debt securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

On September 20, 2004, the Company issued $8,248,000 of junior subordinated debt securities to Temecula Valley Statutory Trust III, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on September 20, 2034. Interest is payable quarterly on these debt securities at 3-Month LIBOR plus 2.20% for an effective rate of 5.71% as of June 30, 2005. The debt securities can be redeemed for 107.5% of the principal balance through September 20, 2009 and at par thereafter. The debt securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

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

Capital
-------

Total capital was $36,910,393 at June 30, 2004, $42,902,538 at December 31,
2004, and $50,483,783 at June 30, 2005. For the first six months of 2005, the $7,581,245 increase consisted of $6,944,721 of net income and $636,524 on the exercise of stock options. For the first six months of 2004, the $7,227,328 increase was due to $5,218,775 in net income and $2,008,553 on the exercise of stock options.

Total risk based capital was 10.74%, the tier one risk based ratio was 9.91%, and the tier one leverage ratio was 9.78% at June 30, 2004, compared to a total risk based capital of 11.08%, tier one risk based capital of 9.40%, and tier one leverage ratio of 9.54% at June 30, 2005. At June 30, 2004, December 31, 2004, and June 30, 2005 the Bank and the Company were in the regulatory "well capitalized" category.

RESULTS OF OPERATIONS

Net Income
----------

For the second quarter of 2005, the Company earned $3,943,041, compared to $2,646,626 in 2004. Net income per basic share for the first half of the year was $0.45 in 2005 compared to $0.32 for the same period in 2004. Net income per diluted share was $0.41 per share in the second quarter of 2005 compared to $0.28 in 2004. The return on average assets was 2.28% for the second quarter of 2005, compared to 2.16% for the second quarter of 2004. The return on average equity was 32.87% for the second quarter of 2005, compared to 30.16% for the second quarter of 2004. The 2005 and 2004 earnings were significantly enhanced by the sale of loans in the secondary market, most of which are SBA loans. The sales of the SBA loans are expected to continue at this level or higher for the remainder of the year. Mortgage loan sales are significantly slower than the 2003 and 2004 pace due to higher interest rates reducing the number of refinances. The net interest margin is rising as the Federal Reserve Bank continues to raise the Fed Funds rate. Net income in the first six months of 2005 and 2004 was augmented by the sale of the unguaranteed portion of SBA loans. These sales increased net income before taxes by $3,558,088 or $2,062,054 after taxes in the first half of 2005 compared to $3,165,379 and $1,834,464 respectively in the first half of 2004. These sales are expected to continue for the remainder of the year. The opening of the Carlsbad and Indian Wells branches, as well as the expansion of the SBA operations, in 2005 will have negative effect on earnings during 2005.

Stock-Based Compensation
------------------------

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, we measure the compensation cost for stock options as the excess, if any, of the quoted market price of the Bank's stock at the date of the grant over the amount an employee must pay to acquire the stock. SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. FASB Statement No. 123R, Accounting for Stock-Based Compensation , requires all public companies beginning with the next fiscal year beginning after June 15, 2005 to measure the compensation expense for stock options at the fair value of the options when granted, and the cost is then to be expensed over the employee service period, which is the vesting period of the options. This has since been updated in 2005 to require compensation cost to be disclosed starting in 2006. This will apply to awards granted or modified after the effectiveness of the new requirements. In addition, a compensation expense will be recorded for prior option grants that vest after the effectiveness of the requirements. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that were granted in 2004 and before and will vest after the adoption date are expected to result in additional compensation expense of approximately $408,151 in 2006 and $299,978 in 2007.

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS Nos. 123 and 123R, the Company's net income and earnings per share would have reduced as in the following pro forma schedule.



                                                                             Three Months Ending     Six Months Ending
                                                                                    June 30                June 30
                                                                               2005       2004       2005       2004
                                                                            --------------------------------------------

Net Income as reported                                                      $3,943,041 $2,646,626 $6,944,721 $5,218,775

Stock based compensation using the Intrinsic Value Method                        5,585      2,669     15,394      5,338
Stock based compensation that would have been reported                        (129,981)   (42,030)  (259,962)   (84,060)
                                                                            --------------------------------------------
Pro Forma Net Income                                                        $3,818,645 $2,607,265 $6,700,153 $5,140,053
                                                                            ============================================

Basic per share as reported                                                 $      .45 $      .32 $      .79 $      .63
Basic per share pro forma                                                   $      .43 $      .31 $      .76 $      .62

Diluted per share as reported                                               $      .41 $      .28 $      .73 $      .56
Diluted per share pro forma                                                 $      .40 $      .28 $      .70 $      .55


Net Interest Earnings
---------------------

Net interest income was $19,307,501 in the first half of 2005, compared to $11,989,070 in the same period in 2004. For the second quarter of 2005 the net interest margin was 6.78%, compared to 6.11% in the same period in 2004. The net interest margin in the first half of 2005 was 6.67%, compared to 5.98% in the same period in 2004.The net interest margin increased from 2004 to 2005 due to the Federal Reserve Bank rate increases in 2004 and 2005. The loan to deposit ratio decreased from 99.09% at June 30, 2004 to 97.58% at June 30, 2005. The net interest margin was also helped by a healthy ratio of 24.86% of demand deposit accounts to total deposits for the first half of 2005 and 29.07% for the first half of 2004. The yield on loans increased from 7.39% for the first half of 2004 to 8.64% for the first half of 2005. Rate floors on $229 million of variable rate loans at June 30, 2004 and $265 million at June 30, 2005 helped to mitigate the effects of low Federal Reserve rate environment. As of June 30, 2005 there is less than $2 million of loans that are at their floor rate. The yield on investments, which are all in Federal Funds Sold and US Treasuries, for the first half of 2005 was 2.75%, compared to 0.94% in the same period in 2004. The cost of interest bearing deposits was 2.21% in the first half of 2005 and 1.56% in the first half of 2004. The increase in 2005 is due to a higher CD balances and rates. The cost of other borrowings, which consisted of Federal Home Loan Bank advances and junior subordinated debt securities borrowings were 5.00% for the first half of 2005 and 3.35% in the same period in 2004. The increase in the cost of other borrowings in 2005 is due to a higher interest rate environment.

The Bank tries to maximize the percentage of assets it maintains as interest earning assets, with the goal of maintaining at least 90% in that category. Effectively, all of the increase in non-interest earning assets in 2004 was in the cash surrender value of life insurance (BOLI), the SBA servicing asset, and the SBA I/O strip receivable asset, but in 2005 is mainly due to the increase in the cash surrender value of life insurance. The servicing assets are tested for impairment by computing the net present value of the amount of servicing income over the expected average life of the loan. Normal servicing (adequate compensation), in accordance with industry standards, is 40 basis points of the principal balance sold. The expected life assumes either 25 or 30 percent of the note life, depending on the term of the note. Our average life of loans sold has been higher than the 25% or 30% assumption, giving the calculation a conservative bias. For the first six months of 2004, $4,120,064 was collected for servicing, the asset amortization was $2,809,534 and the SBA related servicing assets increased $2,021,180. The increase in the SBA loan servicing assets was due to the sale of $70,843,859 in 7A loans during the first six months of 2004. For the same period in 2005, $5,127,375 was collected for servicing, the asset amortization was $4,037,595 and the SBA related servicing assets decreased $682,818. There was $86,004,797 in 7A loan sales during the first six months of 2005. The servicing assets decreased in the first six months in 2005 due to more loans sold with a premium bid than with a par bid and additional amortization taken due to the rising rate environment, as well as the weighted average servicing rate slightly decreasing. The servicing calculations contain certain assumptions such as the expected life of the loan and the discount rate used to compute the present value of future cash flows. The exposure of the loan life assumption is if loans prepay faster than expected. The exposure to the discount rate assumption is if prime rate adjusts severely and permanently. Such exposure can cause adjustments to the income statement. The Bank, on a quarterly basis, has outside analysis of the servicing assets and I/O strip receivable performed to insure the fair value approximates the book value. Asset quality is a continual primary focus of the Bank, and even though risk is an integral part of the banking industry, it is the policy of the Bank's management to actively manage the risk, without sacrificing long-term stability with short-term profits.

The table below summarizes the repayment rates for national SBA pools based on their maturities:

                           SBA Pools - Constant Prepayment Rates
                                    Variable Rate Pools

                 Less than 8 Yr   8 - 11 Yr        11 - 16     16 - 21 Yr   Greater than 21 Yr
   Issue Date       Life CPR       Life CPR        Yr Life      Life CPR        Life CPR
   ----------       --------       --------          CPR        --------        --------
                                                    ------
      2002            14.8           12.1            11.7            9.6            9.8
      2001            15.8           13.9            11.8           13.5           13.0
      2000            16.3           13.9            14.4           16.4           15.3
      1999            16.0           14.9            15.0           14.8           16.0
      1998            14.1           14.9            17.0           14.0           16.6
      1997            13.5           13.9            15.3           16.8           17.8


The following schedule displays the WAL (weighted average life) for each SBA pool at year-end after applying the CPRs identified above:

                          Original Maturity WAL (Yrs.)
                                                 Less than 8 Years          1.7
                                                      8 - 11 Years          2.3
                                                     11 - 16 Years          3.4
                                                     26 - 21 Years          4.7
                                             Greater than 21 Years          5.8


Based on assessing each component, our estimated discount rates for each Bank SBA pool at March 31,2005 is as follows:

     Original Maturity    Disc Rate Excess       Disc Rate I/O
     -----------------    ----------------       -------------
     Less than 8 Years         10.67%               10.67%
          8 - 11 Years         10.85%               10.85%
         11 - 16 Years         11.01%               11.01%
         26 - 21 Years         11.14%               11.14%
 Greater than 21 Years         11.24%               11.24%

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

The provision was $1,022,000 in 2003, $3,821,300 in 2004, and $1,642,900 for the
six months of 2005. The large increase in the provision in 2004 and 2005 was due to the large increase in loans outstanding, especially construction and SBA loans. For 2005 and 2004 the provisions were at a level to keep the allowance for loan loss well reserved. The Bank plans to continue to sell the unguaranteed portion of SBA 7A loans to mitigate the credit risk associated with SBA 7A loans.

Non-Interest Income
-------------------

Non-interest income contributed significantly to the earnings of the Bank in the first six months of 2005, as it did in 2004. Service charges decreased from $346,323 in the first six months of 2004 compared to $320,850 in the same period in 2005 due to an increased number of accounts offset by a decrease in non-sufficient funds service charges. Other income decreased from $4,675,147 for the first six months of 2004 to $4,511,362 in the same period in 2005, due mainly to lower SBA and mortgage broker income and lower net SBA servicing income. SBA loan servicing income decreased from $1,254,249 in the first six months of 2004 to $1,029,185 in the same period in 2005 due to higher servicing asset amortization and a slightly lower average weighted servicing rate offset by a higher servicing volume. The gain on sale of loans/assets was $8,433,218 in the first six months of 2004 compared to $8,416,098 in the same period in 2005. The 2005 decrease was due to slightly higher SBA loan sale gains offset by lower mortgage loan sale gains. The SBA loan sales are expected to increase during the remainder of the year and the mortgage loan sales will continue at their very subdued pace due to the expected Federal Reserve Bank rate increases in 2005 reducing the number of refinances.


                                                                          Gain on Sale of Loans/Assets

                                                            Three Months Ended                     Six Months Ended
                                                                 June 30,                              June 30,
                                                          2005                2004              2005               2004
                                                  -----------------------------------------------------------------------------

                   SBA 7A Unguaranteed Sales                 $2,438,887          $870,093         $3,558,088        $3,165,379
                   SBA 7A Guaranteed Sales                    1,831,117         2,380,663          3,790,157         3,769,212
                   SBA 504 Sales                                 36,484           309,464            230,208           309,464
                   Mortgage Sales                                84,809           429,819            278,266           822,567
                   Other Loan Related                           294,323           302,797            588,891           438,594
                   REO Gain (Loss)                              (20,588)            7,038            (27,512)          (72,998)
                   Fixed Assets                                       0                 0            (2,000)             1,000
                                                  -----------------------------------------------------------------------------
                        Total                                $4,665,032        $4,299,874         $8,416,098        $8,433,218
                                                  =============================================================================



                                                                    Other Income

                                           Three Months Ended                           Six Months Ended
                                                June 30,                                    June 30,
                                       2005                  2004                  2005                  2004
                              -----------------------------------------------------------------------------------------

 Customer Fees                              $ 65,968              $ 61,957             $ 128,150             $ 115,013
 Loan Funding                                777,878               654,192             1,303,898             1,226,724
 SBA Broker Income                           738,771               560,625             1,225,332             1,303,992
 Mortgage Broker Income                      292,325               251,575               409,513               502,078
 Loan Late Charges                            59,277                 3,945               107,656                88,451
 Other Loan Charges                            1,600                 1,836                 5,489                 3,409
 SBA Servicing, Net                          532,846               643,654             1,029,185             1,254,249
 CSV Life Insurance                          119,000                73,500               224,000               147,000
 FRB/FHLB Dividend                            31,886                19,182                60,533                34,133
 Trust Preferred Dividend                     17,606                     0                17,606                     0
 Other                                             0                     0                     0                    98
                              -----------------------------------------------------------------------------------------
      Total                               $2,637,157            $2,270,466            $4,511,362            $4,675,147
                              =========================================================================================

Non-Interest Expense
--------------------

Non-interest expense was $15,852,319 in the first half of 2004 compared to $19,016,812 in the first half of 2005, a 20% increase. Salaries and benefits increased from $11,097,808 in the first six months of 2004 to $12,574,022 for the same period in 2005, a 13% increase, due to salary increases and the increase in employees to support the general growth of the Company. Other expenses increased from $3,563,048 in the first six months of 2004 to $4,568,068 in the same period in 2005 due to higher loan volume, processing expenses and office expenses to support the growth and internal controls of the Company.


                                                                                Other Expenses
                                                       Three Months Ended                         Six Months Ended
                                                             June 30,                                   June 30,
                                                       2005                2004                2005                2004
                                               ---------------------------------------------------------------------------------

                   Processing                             $ 294,851           $ 259,978           $ 567,740           $ 508,986
                   Professional                             380,057             141,810             437,336             312,106
                   Travel & Entertainment                   221,674             195,780             397,322             308,257
                   Director Related                          36,000              36,949              77,282              54,949
                   Shareholder                               50,784              46,536              62,452              76,241
                   Loan Funding                             400,325             193,278             880,728             622,057
                   Office Related                           597,678             578,108           1,190,008           1,031,207
                   Marketing                                252,829             253,180             550,235             427,010
                   OCC/FDIC Assessments                     113,009              40,990             167,254              81,933
                   Other                                    135,621              76,396             237,711             140,302
                                               ---------------------------------------------------------------------------------
                        Total                            $2,482,828          $1,823,005          $4,568,068          $3,563,048
                                               =================================================================================


Income Taxes
------------

Income tax expense totaled $4,591,378 for the first six months of 2005 and $3,622,664 for the first six months of 2004. For the full year of 2004 the effective rate was 41.6%, for the first six months of 2004 the effective rate was 41.0% and for the first six months of 2005 it was 41.6%. Deferred tax assets totaled $2,428,615 at June 30, 2004, $4,370,990 at December 31, 2004 and
$5,020,990 at June 30, 2005. Over half of the deferred tax asset is due to the tax deductibility timing difference of the provision for loan loss and the reserve for undisbursed loans.


LIQUIDITY

Funds management is essential to the ongoing profitability of a bank. A bank must attract funds at a reasonable rate and deploy the funds at an appropriate rate of return, while taking into account risk factors, interest rates, short and long term liquidity positions and profitability needs.


The Bank's cash position is determined on a daily basis. On a monthly basis, a liquidity analysis and asset/liability management analysis are performed. The Bank maintains Federal Funds lines of credit of $18,000,000 at correspondent banks for short-term liquidity. In addition, the Bank is a member of the Federal Home Loan Bank ("FHLB"). The Bank has borrowing capacity at the FHLB that will fluctuate with loan balances that are pledged as collateral. At December 31, 2004, the borrowing capacity was $36,354,213, and $35,964,246 at June 30, 2005.
The Bank presents to the Board of Directors monthly a liquidity analysis. The analysis measures the liquidity gap on a monthly basis and should always be in at least a 2% positive liquidity gap position. Throughout 2004 and 2005, a positive liquidity position was maintained, but not at a level where profits would have been diminished.


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

As of June 30, 2005 and December 31, 2004, the Company had the following outstanding financial commitments whose contractual amount represents credit risk:


                                           2005              2004
                                           ----              ----

Commitments to Extend Credit             $304,118,000       $242,499,000
Letters of Credit                           3,576,000          1,113,000
                                         ------------       ------------
                                         $307,694,000       $243,612,000




A major portion of the increase in commitments in 2005 was in construction lending. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments to guarantee the performance of a Company customer to a third party. Since many of the commitments and standby letters of credit are expected to expire without being drawn upon, the total amounts do not necessarily represents future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company is based on management's credit evaluation of the customer.


Item 3 -  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

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

     -    Asset and liability levels using June 30, 2005 as a starting point.

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


                       Net Interest Income Sensitivity

                                         Calculated annualized Increase
                                         (Decrease) in projected net
        Change in Interest Rates         Interest income for one year
        ------------------------         ----------------------------

        + 200 basis points                           14.64%
        -100 basis points                            (7.18%)

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

Item 4 - Controls and Procedures
--------------------------------

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-1-15(e)) with respect to the information generated for this report. Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. It should be noted that the design of the Company's disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

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

           PART II - OTHER INFORMATION


Item 1.           Legal Proceedings
                  -----------------

         As of June 30, 2005 the Company is not party to any litigation that is considered likely to have a material adverse effect on the Company.

Item 2.           Changes in Securities and Use of Proceeds
                  -----------------------------------------

         None

Item 3.           Defaults on Senior Securities
                  -----------------------------

         None

Item 4.           Submission of Matters to Security Holders
                  -----------------------------------------

The following item was submitted to the security holders for approval at the annual meeting held on May 24, 2005:

1. Election of directors. The following individuals were elected for a one-year term, until their successors are duly elected and qualified, and the results were as follows:

                                             For                    Withheld
                                             ---                    --------

            Dr. Steven W. Aichle             7,885,628                1,050
            Dr. Robert P. Beck               7,885,628                1,050
            Neil M. Cleveland                7,885,628                1,050
            George Cossolias                 7,883,482                3,196
            Luther J. Mohr                   7,840,428               46,250
            Stephen H. Wacknitz              7,840,428               46,250
            Richard W. Wright                7,883,482                3,196

Item 5.           Other Information
                  -----------------

(a) None

(b) None.

Item 6.:          Exhibits
                  --------

(a)  Exhibits

Exhibit No.                               Description of Exhibit
-----------                               ----------------------

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

        10.3 First Amendment to Stephen H. Wacknitz Employment Agreement dated June 23, 2005.

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

        10.31 William H. McGaughey Employment Agreement dated January 4, 2005 filed on March 31, 2005 as an Exhibit to Temecula Valley Bancorp's Form 10-K.

        10.32 Salary Continuation Agreement between William McGaughey and Temecula Valley bank dated June 1, 2005.

        10.33 Salary Continuation Agreement between Robert Flores and Temecula Valley Bank dated June 1, 2005.

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

                                             TEMECULA VALLEY BANCORP INC.

DATE:  August 5, 2005                        BY: /s/  Stephen H. Wacknitz
                                             -----------------------------------
                                             Stephen H. Wacknitz, President/CEO,
                                             Chairman of the Board


                                             BY: /s/  Donald A. Pitcher
                                             -----------------------------------
                                             Donald A. Pitcher, Executive Vice
                                             President
                                             Chief Financial Officer

                                  EXHIBIT LIST

Exhibit No.                    Description
-----------                   -----------

         10.3 First Amendment to Stephen H. Wacknitz Employment Agreement dated June 23, 2005.

        10.32 Salary Continuation Agreement between William McGaughey and Temecula Valley bank dated June 1, 2005.

        10.33 Salary Continuation Agreement between Robert Flores and Temecula Valley Bank dated June 1, 2005.

         31.1         Rule 13a-14(a) Certification of Chief Executive Officer

         31.2         Rule 13a-14(a) Certification of Chief Financial Officer

         32.1         Section 1350 Certifications