Form 10-Q
period 2005-09-30
TEMECULA VALLEY BANCORP INC
filed 2005-11-14
CIK 1172678

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q
(Mark One)

  [ X ]      QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE SECURITIES
                                   EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2005


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

                                   Yes X  No
                                      ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                   Yes X  No
                                      ---    ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                   Yes    No  X
                                      ---    ---

As of November 2, 2005, there were 8,894,365 shares of the registrant's common stock, no par value per share, outstanding.

Item 1 - Financial Statements
-----------------------------

                                    TEMECULA VALLEY BANCORP INC.

                                STATEMENTS OF FINANCIAL CONDITION
                            September 30, 2005 and December 31, 2004
                                            (UNAUDITED)


                                                                       2005           2004
                                                                   -------------- -------------
ASSETS

Cash and Due from Banks                                              $12,666,220    $6,317,261
Federal Funds Sold                                                    32,240,000    16,800,000
                                                                   -------------- -------------
   Total Cash and Cash Equivalents                                    44,906,220    23,117,261


Loans Held for Sale                                                   10,967,417    15,142,720

Loans:
   Commercial                                                         27,871,475    23,560,360
   Real Estate - Construction                                        334,352,496   203,885,627
   Real Estate - Other                                               315,040,939   288,514,699
   Consumer and Other                                                  3,042,465     2,796,327
                                                                   -------------- -------------
                                               TOTAL LOANS           680,307,375   518,757,013

Net Deferred Loan Fees                                                (4,896,856)   (3,703,481)
Allowance for Loan Losses                                             (8,240,198)   (6,362,534)
                                                                   -------------- -------------
                                                 NET LOANS           667,170,321   508,690,998

Federal Reserve & Home Loan Bank Stock, at Cost                        2,867,600     2,377,800
Other Real Estate Owned                                                2,111,250       302,698
Premises and Equipment                                                 4,745,390     4,379,809
Cash Surrender Value of Life Insurance                                17,392,824     9,593,824
Deferred Tax Assets                                                    5,020,990     4,370,990
SBA Servicing Assets                                                   8,059,947     7,585,712
SBA Interest-Only Strips Receivable                                   22,513,631    24,679,520
Accrued Interest and Other Assets                                      9,076,994     6,586,197
                                                                   -------------- -------------

                                                                    $794,832,584  $606,827,529
                                                                   ============== =============

See accompanying notes to financial statements

                                                 TEMECULA VALLEY BANCORP INC.

                                                      STATEMENTS OF FINANCIAL CONDITION
                                        September 30, 2005 and December 31, 2004
                                                          (UNAUDITED)

                                                                                                  2005          2004
                                                                                              ------------- -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-Bearing Demand                                                                 $153,506,186  $138,041,385
   Money Market and NOW                                                                         94,728,376    73,880,005
   Savings                                                                                      38,204,043    41,838,703
   Time Deposits Under $100,000                                                                196,024,381   135,915,448
   Time Deposits $100,000 and Over                                                             221,418,333   145,091,164
                                                                                              ------------- -------------
                                                                      TOTAL DEPOSITS           703,881,319   534,766,705


Junior Subordinated Debt Securities                                                             28,868,000    20,620,000
Accrued Interest and Other Liabilities                                                           8,128,992     8,538,286
                                                                                              ------------- -------------
                                                                     TOTAL LIABILITIES         740,878,311   563,924,991


Shareholders' Equity:
   Common Stock - No Par Value Authorized 40,000,000
     Shares;   Issued and Outstanding 8,879,697 Shares at
     September 30, 2005 and 8,752,603 Shares at
     December 31, 2004                                                                          17,545,980    16,724,128
   Retained Earnings                                                                            36,408,293    26,178,410
                                                                                              ------------- -------------
                                                                 TOTAL SHAREHOLDERS' EQUITY     53,954,273    42,902,538
                                                                                              ------------- -------------


                                                                                              $794,832,584  $606,827,529
                                                                                              ============= =============

See accompanying notes to financial statements

                                     TEMECULA VALLEY BANCORP INC.

                                         STATEMENTS OF INCOME
                                             (UNAUDITED)

                                                          Three Months Ended           Nine Months Ended
                                                             September 30,               September 30,
                                                         2005           2004          2005          2004
                                                     -------------- -------------- ------------ -------------
INTEREST INCOME
   Interest and Fees on Loans                          $15,227,253     $8,746,232  $40,031,341   $23,324,087
   Interest on HTM Securities - U.S. Treasuries              1,750            539        3,934         1,032
   Interest on Federal Funds Sold                          122,566         36,615      181,232        65,541
                                                     -------------- -------------- ------------ -------------
    TOTAL INTEREST INCOME                               15,351,569      8,783,386   40,216,507    23,390,660

INTEREST EXPENSE
   Interest on Money Market and NOW                        273,668        132,537      538,910       361,123
   Interest on Savings Deposits                             31,467         50,528      112,321       136,096
   Interest on Time Deposits                             3,391,793      1,380,918    7,845,009     3,328,896
   Interest on FHLB Advances                                     0         10,625      134,492        59,992
   Interest on Junior Subordinated Debt Securities         354,193        176,237      977,826       482,942
                                                     -------------- -------------- ------------ -------------
  TOTAL INTEREST EXPENSE                                 4,051,121      1,750,845    9,608,558     4,369,049
                                                     -------------- -------------- ------------ -------------

        NET INTEREST INCOME                             11,300,448      7,032,541   30,607,949    19,021,611

   Provision for Loan Losses                               346,000      1,635,000    1,988,900     2,385,000
                                                     -------------- -------------- ------------ -------------

            NET INTEREST INCOME AFTER
             PROVISION FOR LOAN LOSSES                  10,954,448      5,397,541   28,619,049    16,636,611

NON-INTEREST INCOME
   Service Charges and Fees                                133,994        169,902      454,844       516,225
   Gain on Sale of Loans/Assets                          2,771,841      4,870,793   11,187,939    13,304,011
   Fees and Other Income                                 2,693,330      2,247,553    7,204,692     6,922,701
                                                     -------------- -------------- ------------ -------------
          TOTAL NON-INTEREST INCOME                      5,599,165      7,288,248   18,847,475    20,742,937
                                                     -------------- -------------- ------------ -------------

NON-INTEREST EXPENSE
   Salaries and Employee Benefits                        7,074,211      5,457,390   19,648,233    16,555,198
   Occupancy Expenses                                      629,140        502,233    1,797,206     1,177,661
   Furniture and Equipment                                 380,827        292,755    1,087,483       808,790
   Other Expenses                                        2,866,162      2,413,300    7,434,230     5,976,348
                                                     -------------- -------------- ------------ -------------
          TOTAL NON-INTEREST EXPENSE                    10,950,340      8,665,678   29,967,152    24,517,997
                                                     -------------- -------------- ------------ -------------

INCOME BEFORE INCOME TAXES                               5,603,273      4,020,111   17,499,372    12,861,551

   Income Taxes                                          2,318,111      1,645,749    7,269,489     5,268,413
                                                     -------------- -------------- ------------ -------------

              NET INCOME                                $3,285,162     $2,374,362  $10,229,883    $7,593,138
                                                     ============== ============== ============ =============

Per Share Data:
Net Income - Basic                                           $0.37          $0.27        $1.16         $0.90
                                                     ============== ============== ============ =============
Net Income - Diluted                                         $0.34          $0.25        $1.07         $0.81
                                                     ============== ============== ============ =============
Average Number of Shares Outstanding                     8,870,793      8,662,855    8,829,197     8,432,075
                                                     ============== ============== ============ =============
Average Number of Shares and Equivalents                 9,659,261      9,481,185    9,562,584     9,335,237
                                                     ============== ============== ============ =============

See accompanying notes to financial statements

                                      TEMECULA VALLEY BANCORP INC.

                                        STATEMENTS OF CASH FLOWS

                                              (UNAUDITED)
                                                                        Nine Months Ended September 30,
                                                                            2005             2004
                                                                       ---------------- ----------------
OPERATING ACTIVITIES
   Net Income                                                              $10,229,883       $7,593,138
   Adjustments to Reconcile Net Income to Net
      Cash (used) from by Operating Activities:
         Depreciation and Amortization                                       6,800,458        4,911,691
         Provision for Loan Losses                                           1,988,900        2,385,000
         Increase of Deferred Tax Asset                                       (650,000)         (35,615)
         Gain on Loan Sales                                                (11,208,075)     (13,372,009)
         Loans Originated for Sale                                        (135,501,202)    (209,602,408)
         Proceeds from Loan Sales                                          149,722,458      216,006,591
         Loss on Sale of Other Real Estate Owned                                26,297           72,998
         Increase in Cash Surrender Value of Life Insurance                   (309,000)        (181,800)
         Net Change in Other Assets  and Liabilities                        (2,948,093)      (3,094,106)
                                                                       ---------------- ----------------
   NET CASH (USED) FROM BY OPERATING ACTIVITIES                             18,151,626        4,683,480
                                                                       ---------------- ----------------

INVESTING ACTIVITIES
   Purchases of Investments                                                   (896,066)        (698,668)
   Purchases of FRB/FHLB Stock                                                (489,800)        (980,500)
   Maturity of Investments                                                     900,000          700,000
   Net Increase in Loans                                                  (165,951,076)    (148,794,223)
   Purchase of Life Insurance                                               (7,490,000)      (3,572,000)
   Purchases of Premises and Equipment                                      (1,330,292)      (2,358,951)
   Proceeds from Sale of Other Real Estate Owned                               584,101        1,519,340
   Proceeds from Sale of Premises and Equipment                                126,000           49,000
                                                                       ---------------- ----------------
   NET CASH FROM (USED) BY INVESTING ACTIVITIES                           (174,547,133)    (154,136,002)
                                                                       ---------------- ----------------

FINANCING ACTIVITIES
   Net Increases in Demand, NOW,Money Market and Savings Accounts           32,678,512       47,943,452
   Net Increases in Time Deposits                                          136,436,102       97,260,602
   Proceeds from Issuance of Junior Subordinated Debt Securities             8,248,000        8,248,000
   Proceeds from the Exercise of Stock Options                                 821,852        2,514,473
                                                                       ---------------- ----------------
   NET CASH FROM BY FINANCING ACTIVITIES                                   178,184,466      155,966,527
                                                                       ---------------- ----------------

NET INCREASE IN CASH AND CASH EQUIVILENTS                                   21,788,959        6,514,005

   Cash and Cash Equivalents at Beginning of Period                         23,117,261       30,748,013

                                                                       ---------------- ----------------
CASH AND CASH EQUIVILENTS AT END OF PERIOD                                 $44,906,220      $37,262,018
                                                                       ================ ================

Supplemental Disclosures of Cash Flow Information:
   Interest Paid                                                            $9,328,549       $4,316,437
   Income Taxes Paid                                                        $4,277,189       $5,869,371
   Loans Transferred to Other Real Estate Owned                             $2,481,950       $1,410,000

See accompanying notes to financial statements

                                   TEMECULA VALLEY BANCORP INC.

                         STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

              For the Period beginning December 31, 2003 and ending September 30, 2005

                                       (UNAUDITED)


                                                        Common       Retained
                                        Shares          Stock        Earnings       Total
                                    ---------------  ------------  ------------- ------------

Balance at December 31, 2003             8,151,914    14,082,278     15,600,787   29,683,065

Exercise of Options                        156,982       930,408                     930,408
   Including the Realization
   of Tax Benefits of $588,840

Net Income                                                            2,572,150    2,572,150
                                    --------------- -------------  ------------- ------------

Balance at March 31, 2004                8,308,896    15,012,686     18,172,937   33,185,623

Exercise of Options                        299,642     1,078,144                   1,078,144
   Including the Realization
   of Tax Benefits of $221,141

Net Income                                                            2,646,626    2,646,626
                                    --------------- -------------  ------------- ------------

Balance at June 30, 2004                 8,608,538    16,090,830     20,819,563   36,910,393

Exercise of Options                         81,965       505,921                     505,921
   Including the Realization
   of Tax Benefits of $208,871

Net Income                                                            2,374,362    2,374,362
                                    --------------- -------------  ------------- ------------

Balance at September 30, 2004            8,690,503   $16,596,751    $23,193,925  $39,790,676

Exercise of Options                         62,100       127,377                     127,377
   Including the Realization
   of Tax Benefits of ($51,192)

Net Income                                                            2,984,485    2,984,485
                                    --------------- -------------  ------------- ------------

Balance at December 31, 2004             8,752,603   $16,724,128    $26,178,410  $42,902,538

Exercise of Options                         59,680       149,870                     149,870

Net Income                                                            3,001,680    3,001,680
                                    --------------- -------------  ------------- ------------

Balance at March 31, 2005                8,812,283   $16,873,998    $29,180,090  $46,054,088

Exercise of Options                         53,164       486,654                     486,654

Net Income                                                            3,943,041    3,943,041
                                    --------------- -------------  ------------- ------------

Balance at June 30, 2005                 8,865,447   $17,360,652    $33,123,131  $50,483,783

Exercise of Options                         14,250       185,328                     185,328
   Including the Realization
   of Tax Benefits of $39,884

Net Income                                                            3,285,162    3,285,162
                                    --------------- -------------  ------------- ------------

Balance at September 30, 2005            8,879,697   $17,545,980    $36,408,293  $53,954,273
                                    =============== =============  ============= ============

See accompanying notes to financial statements

                          TEMECULA VALLEY BANCORP INC.

                          NOTES TO FINANCIAL STATEMENTS


                               September 30, 2005


The accompanying consolidated financial statements include the accounts of Temecula Valley Bancorp Inc. ("Company") and its wholly owned subsidiary, Temecula Valley Bank ("Bank"). All significant intercompany transactions have been eliminated.

In the opinion of management of the Company, the unaudited financial statements contain all adjustments (consisting only of normal, recurring accruals) necessary to fairly present the financial position of the Company on September 30, 2005. These financial statements do not include all disclosures associated with the Bancorp's annual financial statements and, accordingly, should be read in conjunction with such statements.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Estimates associated with the allowance for loan losses, SBA servicing assets, and SBA interest-only strips receivable are particularly susceptible to material change in the near term. Actual results could differ from those estimates.

The results of operations for the three and nine month periods ended September 30, 2005, are not necessarily indicative of the results to be expected for the full year.

There were no significant accounting policy changes since the last report.

The Company, a one-bank holding company for the Bank was formed on June 3, 2002. Upon formation, the stock symbol for the common shares of the Company was TMCV.OB (the Bank's common stock symbol was TMUL.OB) and the par value of the Company's common stock initially was $.001 (the Bank's was $1.25). The stock exchange, in connection with the formation of the Company, was one share for one share. In December 2003, the Company reincorporated from Delaware to California and the par value changed from $.001 to zero. On July 29, 2005, the Company's stock listed on The National NASDAQ Market. Prior to that, the Company's common stock was quoted on the Over the Counter Bulletin Board.

Stock-Based Compensation
------------------------

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, we measure the compensation cost for stock options as the excess, if any, of the quoted market price of the Bank's stock at the date of the grant over the amount an employee must pay to acquire the stock. SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. FASB Statement No. 123R, Accounting for Stock-Based Compensation , requires all public companies beginning with the next fiscal year beginning after June 15, 2005 to measure the compensation expense for stock options at the fair value of the options when granted, and the cost is then to be expensed over the employee service period, which is the vesting period of the options. This will apply to awards granted or modified after the effectiveness of the new requirements. In addition, a compensation expense will be recorded for prior option grants that vest after the effectiveness of the requirements. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that were granted in 2004 and before and will vest after the adoption date are expected to result in additional compensation expense of approximately $408,151 in 2006 and $299,978 in 2007. Most of the grants in 2005 will not vest until 2006 and beyond.

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans and been consistent with the method of SFAS Nos. 123 and 123R, the Company's net income and earnings per share would have reduced as in the following pro forma schedule.

                                               Three Months Ending Sept 30  Nine Months Ending Sept 30

                                                   2005           2004          2005          2004
                                               -------------- ------------- ------------- -------------

Net Income as reported                            $3,285,162    $2,374,362   $10,229,883    $7,593,138

Stock based compensation using the Intrinsic
 Value Method                                          7,698         6,951        23,092        20,139
Stock based compensation that would have been
 reported                                           (129,981)      (42,030)     (389,943)     (126,090)
                                               -------------- ------------- ------------- -------------
Pro Forma Net Income                              $3,162,879    $2,339,283    $9,863,032    $7,487,187
                                               ============== ============= ============= =============

Basic per share as reported                             $.37          $.27         $1.16          $.90
Basic per share pro forma                               $.36          $.27         $1.12          $.89

Diluted per share as reported                           $.34          $.25         $1.07          $.81
Diluted per share pro forma                             $.33          $.25         $1.03          $.80


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

OVERVIEW

This management discussion is intended to provide additional information regarding the significant changes and trends in the Company's Financial Condition, Statement of Income, Funds Management and Capital Planning. Commencement of operations of Temecula Valley Bank, ("Bank") was December 16, 1996. The Bank converted from a national charter to a state charter on June 29, 2005. The charter change will not significantly change the operations of the Bank. The Company became a one-bank holding company for the Bank effective June 3, 2002, and listed its common stock on The National Nasdaq Market on July 29, 2005. On June 26, 2002, the Company participated in a Trust Preferred Securities pool in the net amount of $7,000,000. The $6,789,000 of borrowing proceeds was transferred to the Bank as capital. On September 17, 2003, the Company participated in a second Trust Preferred Securities pool in the net amount of $5,000,000. Borrowing proceeds of $5,000,000 were transferred to the Bank as capital. On September 20, 2004, the Company participated in a third Trust Preferred Securities pool in the net amount of $8,000,000. Borrowing proceeds of $8,000,000 were transferred to the Bank as capital. On September 29, 2005, the Company participated in a fourth Trust Preferred pool in the net amount of $8,000,000. Borrowing proceeds of $7,000,000 were transferred to the Bank as capital. Since the Bank opened, it has consistently, from year to year, experienced substantial growth. All per share data has been adjusted for three two-for-one common stock splits effective April 29, 1998, April 28, 1999 and December 23, 2003. On December 18, 2003, the Company reincorporated into California from Delaware. The Bank, and now collectively with the Company, has grown to 278 employees (273 full-time equivalents), of which 260 are full-time. The staffing was 238 full-time equivalents at the end of 2004. Approximately one third of the employees are directly involved in the origination, underwriting and processing of SBA loans. Additional support staff is required to service the SBA loans after they are funded. All employees are employed at the Bank. It is anticipated that growth will remain strong for the remainder of 2005 and into 2006 with the opening of the Carlsbad, California, office in October, and the

Solana Beach, California, office in early 2006. The SBA department has expanded considerably since 2001, with loan production offices, some of which are home offices, located in California, Colorado, Florida, Georgia, Illinois, Nebraska, New Jersey, Ohio, Oregon, Pennsylvania, Texas, and Washington. The Company also operates non-SBA loan production offices in Fallbrook, CA and Encinitas, CA; single-family tract lending offices in Corona, CA and San Rafael, CA; and mortgage lending offices in Fallbrook, CA and Temecula, CA. Our growth has been augmented by the opening of full service offices in Fallbrook, CA in 1998; Escondido, CA in 1999; Murrieta, CA in 2000; El Cajon, CA in 2001; Corona, CA in 2004; and Rancho Bernardo, CA in 2004. In January 2006, the Indian Wells, California, branch will be closed and the customers at that branch will be transferred to our Corona office. This event will not have a material impact on the Bank.

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

The Bank plans to continue to expand through new full service and/or loan production office locations if they make good business sense and if the branches are located within the Bank's geographic service area.


FINANCIAL CONDITION

Assets
------

Total assets increased from $595,246,198 at September 30, 2004 to $606,827,529 at December 31, 2004 and to $794,832,584 at September 30, 2005. The primary increases in the first nine months of 2005 consisted of a $7,799,000 increase in cash surrender value of life insurance, an increase in cash and cash equivalents of $21,788,959, and an increase in loans outstanding. Total loans, excluding loans held for sale, increased from $518,757,013 at year-end 2004 to $680,307,375 at September 30, 2005, a $161,550,362 or 31.1% increase due mainly to increased construction and construction tract lending. The loan portfolio composition is primarily construction, commercial and real estate secured loans, with over 95% of the total loan portfolio consisting of real estate secured loans. The rate of loan growth should continue to be strong for the remainder of 2005, due to the planned increase in SBA loan production offices, the opening of the Carlsbad branch, and the general increase in lending at existing offices.

Investments
-----------

Investments, which were comprised only of Federal Funds Sold, increased from $16,800,000 at December 31, 2004 to $32,240,000 at September 30, 2005. The
increase in the first nine months of 2005 is largely attributable to a $136,436,102 increase in certificates of deposit, the $32,678,512 increase in other deposits, and an increase of $8,248,000 in junior subordinated debt securities offset by the $161,550,362 increase in total loans.

Allowance for Loan Losses
-------------------------

The allowance for loan losses increased from $6,362,534 at December 31, 2004 to $8,240,198 at September 30, 2005. The allowance, as a percentage of loans outstanding, was 1.20% at December 31, 2004 and 1.20% at September 30, 2005. The large increase in the provision in 2004 and the first nine months of 2005 was due to the increase in construction lending and the general overall growth of the loan portfolio. The provision was $1,988,900 in the first nine months of 2005, with net chargeoffs of $111,236. Management considers, through quarterly analysis, the allowance to represent the estimate of probable incurred loan losses in the loan portfolio and expects it will continue to make provisions for loan losses for the remainder of the year as the loan portfolio balance increases. The analysis considers general factors such as changes in lending policies and procedures, economic trends, loan volume trends, changes in lending management and staff, trends in delinquencies, nonaccruals and charge-offs, changes in loan review and Board oversight, the effects of competition, legal and regulatory requirements and other factors inherent to each loan pool.

                       Summary of Allowance for Loan Loss

                            2003       2004     9 Mo. 2005
                            ----       ----     ----------

Beginning Balance       $3,017,395  $3,607,833  $6,362,534

  Charge-offs             (505,586) (1,096,698)   (430,534)
  Recoveries                74,024      30,099     319,298
  Provision              1,022,000   3,821,300   1,988,900
                        ----------- ----------- -----------

Ending Balance          $3,607,833  $6,362,534  $8,240,198
                        =========== =========== ===========

At September 30, 2005, there was $7,029,016 of non-accrual loans, of which $5,247,485 is guaranteed by the SBA. The Bank had $9,868,931 of non-accrual loans as of September 30, 2004, of which $7,327,611was guaranteed by the SBA. The Bank had $2,111,250 of other real estate owned (REO) as of September 30, 2005, one property in Southern Florida, of which $604,004 was guaranteed by the SBA.

                         NON-CURRENT LOANS, NON-ACCRUAL LOANS & OTHER REAL ESTATE OWNED

                                                        Government        Net Balance
September 30, 2004                      Gross Balance    Guaranteed
------------------                     -------------- ---------------- ----------------

                30 - 89 Days Past Due       $862,778       ($ 663,177)        $199,601
                                       ============== ================ ================

         90+ Days Past Due & Accruing              0               (0)               0
                          Non-Accrual      9,868,931      ( 7,327,611)       2,541,320
                                       -------------- ---------------- ----------------

                           Sub- Total      9,868,931      ( 7,327,611)       2,541,320

        Other Real Estate Owned (REO)        302,698        ( 227,023)          75,675
                                       -------------- ---------------- ----------------

                 Total Non-Performing    $10,171,629      ($7,554,634)      $2,616,995
                                       ============== ================ ================

December 31, 2004
-----------------

                30 - 89 Days Past Due        $11,203             ( $0)         $11,203
                                       ============== ================ ================

         90+ Days Past Due & Accruing              0              ( 0)               0
                          Non-Accrual     11,799,346      ( 8,140,267)       3,659,079
                                       -------------- ---------------- ----------------

                           Sub- Total     11,799,346      ( 8,140,267)       3,659,079

        Other Real Estate Owned (REO)        302,698        ( 227,023)          75,675
                                       -------------- ---------------- ----------------

                 Total Non-Performing    $12,102,044      ($8,367,290)      $3,734,754
                                       ============== ================ ================

September 30, 2005
------------------

                30 - 89 Days Past Due     $1,383,506     ( $1,176,386)        $207,120
                                       ============== ================ ================

         90+ Days Past Due & Accruing              0                0                0
                          Non-Accrual      7,029,016      ( 5,247,485)       1,781,531
                                       -------------- ---------------- ----------------

                           Sub- Total      7,029,016      ( 5,247,485)       1,781,531

        Other Real Estate Owned (REO)      2,111,250         (604,004)       1,507,246
                                       -------------- ---------------- ----------------

                 Total Non-Performing     $9,140,266      ($5,851,489)      $3,288,777
                                       ============== ================ ================


Other Assets
------------

The ratio of interest earning assets to total assets was 87.71% for the first nine months of 2005 compared to 85.79% for the first nine months of 2004. The target is to keep this ratio above 90%, but has remained below that level due to the SBA servicing asset, the related SBA interest only strips receivable, and the cash surrender value of life insurance. The SBA servicing asset was $8,059,947, the SBA I/O strip receivable was $22,513,631 and the cash surrender value of life insurance was $17,392,824 at September 30, 2005. At September 30, 2004, the SBA servicing asset was $7,709,287, the SBA I/O strips receivable was $23,644,233 and the cash surrender value of life insurance was $9,494,528. At December 31, 2004, the SBA servicing asset was $7,585,712, the SBA I/O strip receivables was $24,679,520 and the cash surrender value of life insurance was $9,593,824. Even though these assets are not considered interest bearing for net interest margin purposes, they do produce, or are related to, income that is part of non-interest income.

Liabilities
-----------

Deposits increased from $534,766,705 at December 31, 2004 to $703,881,319 at September 30, 2005. Money market and NOW accounts increased $20,848,371, savings decreased $3,634,660, demand deposits increased $15,464,801, and certificate of deposits (CD's) increased $136,436,102. Demand deposits comprised 26% of deposits at September 30, 2004, compared to 26% at December 31, 2004 and 22% at September 30, 2005. The increase in the ratio of certificates of deposits to total deposits is due to CD promotions in 2004 and 2005 to fund the rapid loan growth. At September 30, 2005, more than 58% of deposits have balances of $100,000 or more. No one customer has balances that exceed 5% of the deposits of the Bank. The Bank prefers core deposits as a source of funds for the loan portfolio. Consequently, the Bank tries to attract solid core accounts yet maintain a reasonable funding cost. The core deposit base was helped by the addition of the Rancho Bernardo and Corona branches in 2004, the continued deposit increases at the other five branches, and will be helped in the second half of 2005 by the opening of the branch in Carlsbad in October 2005. The Bank will continue to solicit core deposits to diminish reliance on volatile funds.

At September 30, 2004, December 31, 2004, and September 30, 2005, there were no short term advances from the Federal Home Loan Bank. The borrowing capacity at the Federal Home Loan Bank as of December 31, 2004 was $36,354,213 and at September 30, 2005 was $31,664,030.

On June 26, 2002, the Company issued $7,217,000 of junior subordinated debt securities to Temecula Valley Statutory Trust I, a statutory trust created under the laws of the State of Connecticut. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on June 26, 2032. Interest is payable quarterly on these debt securities at 3-Month LIBOR plus 3.45% for an effective rate of 7.51% as of September 30, 2005. The debt securities can be redeemed for 107.5% of the principal balance through June 26, 2007 and at par thereafter. The debt securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

On September 17, 2003, the Company issued $5,155,000 of junior subordinated debt securities to Temecula Valley Statutory Trust II, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on September 17, 2033. Interest is payable quarterly on these debt securities at 3-Month LIBOR plus 2.95% for an effective rate of 6.93% as of September 30, 2005. The debt securities can be redeemed for 107.5% of the principal balance through September 17, 2008 and at par thereafter. The debt securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

On September 20, 2004, the Company issued $8,248,000 of junior subordinated debt securities to Temecula Valley Statutory Trust III, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on September 20, 2034. Interest is payable quarterly on these debt securities at 3-Month LIBOR plus 2.20% for an effective rate of 6.17% as of September 30, 2005. The debt securities can be redeemed for 107.5% of the principal balance through September 20, 2009 and at par thereafter. The debt securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

On September 29, 2005, the Company issued $8,248,000 of junior subordinated debt securities to Temecula Valley Statutory Trust IV, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on September 29, 2035. Interest is payable quarterly on these debt securities at 3-Month LIBOR plus 1.40% for an effective rate of 5.50% as of September 30, 2005. The debt securities can be redeemed for 107.5% of the principal balance through September 29, 2010 and at par thereafter. The debt securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

The Company also purchased a 3% minority interest in Temecula Valley Statutory Trusts I, II, III, and IV. The balance of the equity of Temecula Valley Statutory Trusts I, II,III, and IV is comprised of mandatory redeemable preferred securities. Under FASB Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," the Company is not allowed to consolidate Temecula Valley Statutory Trusts I, II, III, and IV into the Company financial statements. Prior to the issuance of FIN No. 46, bank holding companies typically consolidated these entities. The Federal Reserve Board has ruled that these mandatorily redeemable preferred securities qualify as Tier 1 and Tier 2 capital. At the Company, up to 25% of these junior subordinated debt securities can be treated as Tier 1 capital, with the remainder of the debt securities qualifying as Tier 2 capital. The Company has included the net junior subordinated debt securities in its Tier 1 and Tier 2 capital for regulatory capital purposes.

Capital
-------

Total capital was $39,790,676 at September 30, 2004, $42,902,538 at December 31, 2004, and $53,954,273 at September 30, 2005. For the first nine months of 2005, the $11,051,735 increase consisted of $10,229,883 of net income and $821,852 on the exercise of stock options. For the first nine months of 2004, the $10,107,611 increase was due to $7,593,138 in net income and $2,514,473 on the exercise of stock options.

At the Bancorp, total risk based capital was 11.70%, the tier one risk based ratio was 9.47%, and the tier one leverage ratio was 9.32% at September 30, 2004, compared to a total risk based capital of 11.45%, tier one risk based capital of 9.04%, and tier one leverage ratio of 9.34% at September 30, 2005. At September 30, 2004, December 31, 2004, and September 30, 2005 the Bank and the Company were in the regulatory "well capitalized" category.

RESULTS OF OPERATIONS

Net Income
----------

For the third quarter of 2005, the Company earned $3,285,162, compared to $2,374,362 in 2004. Net income per diluted share for the first nine months of the year was $1.07 in 2005 compared to $0.81 for the same period in 2004. Net income per diluted share was $0.34 per share in the third quarter of 2005 compared to $0.25 in 2004. The return on average assets was 1.72% for the third quarter of 2005, compared to 1.69% for the third quarter of 2004. The return on average equity was 24.97% for the third quarter of 2005, compared to 24.61% for the third quarter of 2004. The 2005 and 2004 earnings were significantly enhanced by the sale of loans in the secondary market, most of which are SBA loans. The sales of the SBA loans are expected to continue at this level or higher for the remainder of the year. Mortgage loan sales are significantly slower than the 2003 and 2004 pace due to higher interest rates reducing the number of refinances and purchase transactions. The net interest margin is rising as the Federal Reserve Bank continues to raise the Fed Funds rate. Net income in the first nine months of 2005 and 2004 was augmented by the sale of the unguaranteed portion of SBA loans. These sales increased net income before taxes by $5,137,209 or $2,977,218 after taxes in the first nine months of 2005 compared to $4,055,353 and $2,350,239 respectively in the first nine months of 2004. These sales are expected to continue for the remainder of the year. The opening of the Carlsbad branch, as well as the expansion of the SBA operations, in 2005 will have negative effect on earnings during 2005.

Net Interest Earnings
---------------------

Net interest income was $30,607,949 in the first nine months of 2005, compared to $19,021,611 in the same period in 2004. For the third quarter of 2005 the net interest margin was 6.71%, compared to 5.77% in the same period in 2004. The net interest margin in the first nine months of 2005 was 6.68%, compared to 5.90% in the same period in 2004.The net interest margin increased from 2004 to 2005 due to the Federal Reserve Bank rate increases in 2004 and 2005. The loan to deposit ratio increased from 95.59% at September 30, 2004 to 97.81% at September 30, 2005. The net interest margin was also helped by a healthy ratio of 24.12% of demand deposit accounts to total deposits for the first nine months of 2005 and 28.13% for the first nine months of 2004. The yield on loans increased from 7.37% for the first nine months of 2004 to 8.86% for the first nine months of 2005. Rate floors on $265 million of variable rate loans at September 30, 2004 and $248 million at September 30, 2005 helped to mitigate the effects of the low Federal Reserve rate environment that has reversed over the last sixteen months and should continue with additional Federal Reserve rate increases in the near future. As of September 30, 2005 there are less than $1 million of loans that are at their floor rate. The yield on investments, which are all in Federal Funds Sold and U.S. Treasuries, for the first nine months of 2005 was 3.17%, compared to 1.16% in the same period in 2004. The cost of interest bearing deposits was 2.44% in the first nine months of 2005 and 1.61% in the first nine months of 2004. The increase in 2005 is due to higher CD balances and higher CD rates. The cost of other borrowings, which consisted of Federal Home Loan Bank advances and junior subordinated debt securities borrowings were 5.45% for the first nine months of 2005 and 3.71% in the same period in 2004. The increase in the cost of other borrowings in 2005 is due to a higher interest rate environment.

The Bank tries to maximize the percentage of assets it maintains as interest earning assets, with the goal of maintaining at least 90% in that category. Effectively, all of the increase in non-interest earning assets in 2003 and 2004 was in the cash surrender value of life insurance (BOLI), the SBA servicing and SBA I/O strip receivable assets, but not for 2005. The servicing assets are tested for impairment by computing the net present value of the amount of servicing income over the expected average life of the loan. Normal servicing (adequate compensation), in accordance with industry standards, is 40 basis points of the principal balance sold. The expected life assumes either 25 or 30 percent of the note life, depending on the term of the note. For the first nine months of 2004, $6,333,651 was collected for servicing, the asset amortization was $4,350,038 and the SBA related servicing assets increased $4,741,320. The increase in the SBA loan servicing assets was due to the sale of $132,541,887 in 7A loans during the first nine months of 2004. For the same period in 2005, $7,750,342 was collected for servicing, the asset amortization was $5,917,679 and the SBA related servicing assets decreased $1,691,654. There was $92,186,658 in 7A loan sales during the first nine months of 2005. The servicing assets decreased in the first nine months in 2005 due to more loans sold with a premium bid than with a par bid and additional amortization taken due to the rising rate environment, as well as the weighted average servicing rate slightly decreasing. The servicing calculations contain certain assumptions such as the expected life of the loan and the discount rate used to compute the present value of future cash flows. The exposure of the loan life assumption is if loans prepay faster than expected. The exposure to the discount rate assumption is if prime rate adjusts severely and permanently. Such exposure can cause adjustments to the income statement. The Bank, on a quarterly basis, obtains an independent third party analysis of the servicing assets and I/O strip receivable performed.

The table below summarizes the repayment rates for national SBA pools based on their maturities:

                           SBA Pools - Constant Prepayment Rates
                                    Variable Rate Pools

                     < 8 Yr        8 - 11 Yr        11 - 16     16 - 21 Yr       > 21 Yr
   Issue Date       Life CPR       Life CPR        Yr Life        Life CPR       Life CPR
   ----------       --------       --------           -----       --------       --------
                                       CPR
      2002            15.8           13.0            12.1           12.3           12.1
      2001            16.4           14.6            12.0           14.3           14.4
      2000            16.2           14.4            14.9           16.3           15.9
      1999            15.8           14.9            15.6           15.1           16.4
      1998            13.9           14.6            16.9           14.8           17.3
      1997            13.4           13.8            15.5           16.8           17.9


The following schedule displays the WAL (weighted average life) for each SBA pool after applying the CPRs identified above:

                          Original Maturity      WAL (Yrs.)
                          -----------------      ----------
                                  < 8 Years          1.6
                               8 - 11 Years          2.3
                              11 - 16 Years          3.3
                              26 - 21 Years          4.3
                                 > 21 Years          5.3


     Based on assessing each component, our estimated discount rates for each Bank SBA pool at September 30, 2005 is as follows:

     Original Maturity    Disc Rate Excess       Disc Rate I/O
     -----------------    ----------------       -------------
             < 8 Years         11.12%               11.12%
          8 - 11 Years         11.18%               11.18%
         11 - 16 Years         11.18%               11.18%
         26 - 21 Years         11.18%               11.18%
            > 21 Years         11.19%               11.19%

The servicing assets value would increase approximately $1.2 million if the discount rate decreases 1% and would decrease approximately $1.1 million if the discount rate increases 1%.

Provision for Loan Loss
-----------------------

As discussed under "Allowance for Loan Losses", the allowance for loan losses represents management's best estimate of probable incurred losses in the existing loan portfolio. The Bank has established a monitoring system for loans to identify impaired loans and potential problem loans and to permit periodic evaluation of impairment and of the allowance for loan losses in a timely manner. The monitoring system and allowance for loan losses methodology has evolved over a period of years, and loan classifications have been incorporated into the determination of the allowance for loan losses. This monitoring system and allowance methodology includes a loan-by-loan analysis for all classified loans as well as loss factors for the balance of the unclassified portfolio. Classified loans are reviewed individually to estimate the amount of probable loan losses that needs to be included in the allowance. These reviews include analysis of financial information as well as evaluation of collateral securing the credit. Loss factors on the unclassified portion of the portfolio are based on such factors as historical loss experience, current portfolio delinquency and trends, and other inherent risk factors such as economic conditions, concentrations in the portfolio, risk levels of particular loan categories, internal loan review and management oversight.

The provision was $1,022,000 in 2003, $3,821,300 in 2004, and $1,988,900 for the
nine months of 2005. The large increase in the provision in 2004 and 2005 was due to the large increase in loans outstanding, especially construction and SBA loans. The Bank plans to continue to sell the unguaranteed portion of SBA 7A loans to mitigate the credit risk associated with SBA 7A loans.

Non-Interest Income
-------------------

Non-interest income contributed significantly to the earnings of the Bank in the first nine months of 2005, as it did in 2004. Service charges decreased from $516,225 in the first nine months of 2004 compared to $454,844 in the same period in 2005 due to an increased number of accounts offset by a decrease in non-sufficient funds service charges. Fees and other income increased from $6,922,701 for the first nine months of 2004 to $7,204,692 in the same period in 2005, due mainly to lower mortgage broker income and lower net SBA servicing income offset by higher SBA broker income. SBA loan servicing income decreased from $1,895,993 in the first nine months of 2004 to $1,739,370 in the same period in 2005 due to higher servicing asset amortization and a slightly lower average weighted servicing rate offset by a higher servicing volume. The gain on sale of loans/assets was $13,304,011 in the first nine months of 2004 compared to $11,187,939 in the same period in 2005. The 2005 decrease was due to lower SBA loan sale gains and much lower mortgage loan sale gains. The SBA loan sales are expected to increase during the remainder of the year and the mortgage loan sales will continue at their very subdued pace due to the expected Federal Reserve Bank rate increases in 2005 reducing the number of refinances and purchase transactions.


                                                          Gain on Sale of Loans/Assets
                                           Three Months Ended                     Nine Months Ended
                                              September 30,                         September 30,
                                          2005              2004               2005               2004
                                  -----------------------------------------------------------------------------

   SBA 7A Unguaranteed Sales                $1,579,121         $889,974          $5,137,209         $4,055,353
   SBA 7A Guaranteed Sales                     783,255        2,691,096           4,573,412          6,460,308
   SBA 504 Sales                                     0          422,957             230,208            732,421
   Mortgage Sales                                6,842          379,699             285,108          1,202,266
   Other Loan Related                          393,248          483,067             982,139            921,661
   REO Gain (Loss)                               1,215                0            (26,297)           (72,998)
   Fixed Assets                                  8,160            4,000               6,160              5,000
                                  -----------------------------------------------------------------------------
        Total                               $2,771,841       $4,870,793         $11,187,939        $13,304,011
                                  =============================================================================


                                                                 Fees and Other Income
                                             Three Months Ended                          Nine Months Ended
                                               September 30,                                September 30,
                                         2005                  2004                  2005                  2004
                                -----------------------------------------------------------------------------------------

   Customer Fees                              $ 72,707              $ 57,901             $ 200,857             $ 172,914
   Loan Funding Related                        547,818               573,623             1,851,716             1,800,347
   SBA Broker Income                           877,072               568,175             2,102,404             1,872,167
   Mortgage Broker Income                      208,803               222,690               618,316               724,768
   Loan Late Charges                            50,152                45,272               157,808               133,723
   Other Loan Charges                           34,462                 1,200                39,951                 4,609
   SBA Servicing, Net                          710,185               641,743             1,739,370             1,895,993
   CSV Life Insurance                          147,000               109,219               371,000               256,219
   FRB/FHLB Dividend                            34,246                27,214                94,779                61,347
   Trust Preferred Dividend                      9,984                     0                27,590                     0
   Other                                           901                   516                   901                   614
                                -----------------------------------------------------------------------------------------
        Total                               $2,693,330            $2,247,553            $7,204,692            $6,922,701
                                =========================================================================================


Non-Interest Expense
--------------------

Non-interest expense was $24,517,997 in the first nine months of 2004 compared to $29,967,152 in the first nine months of 2005, a 22% increase. The increase is attributable to the expansion of the SBA department, the start up costs associated with the Carlsbad office that will open in October, and overhead costs associated with increased risk monitoring. The increased capacity in risk monitoring includes the addition of a Risk Department, expansion of the Compliance Department, expansion of Human Resources, the addition of an Appraisal Department, and expansion of Credit Administration. Salaries and benefits increased from $16,555,198 in the first nine months of 2004 to $19,648,233 for the same period in 2005, a 19% increase, due to salary increases and the increase in the number of employees to support the growth of the Company. Other expenses increased from $5,976,348 in the first nine months of 2004 to $7,434,230 in the same period in 2005 due to higher loan volume, processing expenses and office expenses to support the growth and internal controls of the Company.


                                                                Other Expenses
                                          Three Months Ended                      Nine Months Ended
                                            September 30,                           September 30,
                                       2005                2004                2005                2004
                               ---------------------------------------------------------------------------------

   Processing                             $ 261,164           $ 249,091           $ 828,904           $ 758,077
   Professional                             346,608             145,644             783,944             457,750
   Travel & Entertainment                   312,238             139,952             709,560             448,209
   Director Related                          66,563              47,563             143,845             102,512
   Shareholder Related                      132,461              11,150             194,913              87,391
   Loan Funding Related                     766,229             395,714           1,646,957           1,017,771
   Office Related                           705,396             619,392           1,895,404           1,650,599
   Marketing                                334,802             299,128             885,037             726,138
   OCC/FDIC Assessments                      38,422              46,422             205,676             128,355
   Other                                   (97,721)             459,244             139,990             599,546
                               ---------------------------------------------------------------------------------
        Total                            $2,866,162          $2,413,300          $7,434,230          $5,976,348
                               =================================================================================

Income Taxes
------------

Income tax expense totaled $7,269,489 for the first nine months of 2005 and $5,268,413 for the first nine months of 2004. For the full year of 2004 the effective rate was 41.6%, for the first nine months of 2004 the effective rate was 41.0% and for the first nine months of 2005 it was 41.5%. Deferred tax assets totaled $2,428,615 at September 30, 2004, $4,370,990 at December 31, 2004
and $5,020,990 at September 30, 2005. Over half of the deferred tax asset is due to the tax deductibility timing difference of the provision for loan loss.


LIQUIDITY

Funds management is essential to the ongoing profitability of a bank. A bank must attract funds at a reasonable rate and deploy the funds at an appropriate rate of return, while taking into account risk factors, interest rates, short and long term liquidity positions and profitability needs.


The Bank's cash position is determined on a daily basis. On a monthly basis, a liquidity analysis and asset/liability management analysis are performed. The Bank maintains Federal Funds lines of credit of $18,000,000 at correspondent banks for short-term liquidity. In addition, the Bank is a member of the Federal Home Loan Bank ("FHLB"). The Bank has borrowing capacity at the FHLB that will fluctuate with loan balances that are pledged as collateral. At December 31, 2004, the borrowing capacity was $36,354,213, and $31,664,030 at September 30, 2005. The Bank presents to the Board of Directors monthly a liquidity analysis. The analysis measures the liquidity gap on a monthly basis and should always be in at least a 2% positive liquidity gap position. Throughout 2004 and 2005, a positive liquidity position was maintained.


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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

The Company has identified two critical accounting policies. They concern the allowance for loan loss and the SBA servicing assets. They are considered critical due to the assumptions that are contained in their calculation, as well as external factors that can affect their value. Through quarterly review and analysis, valuations and calculations are tested for reasonableness. For a discussion of our critical accounting policies, see item 7 "Management Discussion and Analysis" of the Company's report on Form 10K for the year-ended December 31, 2004. There were no changes in our critical accounting policies and estimates in the three months ended September 30, 2005.

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

As of September 30, 2005 and December 31, 2004, the Company had the following outstanding financial commitments whose contractual amount represents credit risk:


                                        09/30/2005        12/31/2004
                                        ----------        ----------

Commitments to Extend Credit          $352,152,000       $242,499,000
Letters of Credit                        3,549,000          1,113,000
                                      ------------       ------------
                                      $355,701,000       $243,612,000


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

     - Asset and liability levels using September 30, 2005 as a starting point.

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


                         Net Interest Income Sensitivity

                                       Calculated annualized Increase
                                       (Decrease) in projected net
      Change in Interest Rates         Interest income for one year
      ------------------------         ----------------------------

      + 200 basis points                           16.33%
      -100 basis points                            (7.83%)

In the model, a rising rate environment will increase net interest income (NII) from a flat rate environment. A lower rate environment will decrease net interest income. The analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon various assumptions. While the assumptions are developed upon current economic and market conditions, the Company cannot make ant assurances as to the predictive nature of these assumptions. Furthermore, the sensitivity analysis does not reflect actions the Board might take in responding to or anticipating changes in interest rates.

Item 4 - Controls and Procedures
         -----------------------

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) with respect to the information generated for this report. Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. It should be noted that the design of the Company's disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

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

                           PART II - OTHER INFORMATION


Item 1.           Legal Proceedings
                  -----------------

         As of September 30, 2005 the Company is not party to any litigation that is considered likely to have a material adverse effect on the Company.

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

         10.3 First amendment to Stephen H. Wacknitz Employment Agreement dated October 1, 2003.

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

         10.31 William H. McGaughey Employment Agreement dated January 4, 2005 filed on March 31, 2005 as an Exhibit to Temecula Valley Bancorp's Form 10-K.

         10.32 Salary Continuation Agreement between William McGaughey and Temecula Valley Bank dated June 1, 2005, filed on August 9, 2005, as an Exhibit to Temecula Valley Bancorp's 10Q.

         10.33 Salary Continuation Agreement between Robert Flores and Temecula Valley Bank dated June 1, 2005, filed on August 9, 2005, as an Exhibit to Temecula Valley Bancorp's 10Q.

                                  EXHIBIT INDEX

         10.34        Indenture dated as of September 29, 2005.

         10.35        Amended and Restated Declaration of Trust dated September
                      29, 2005.

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

                       TEMECULA VALLEY BANCORP INC.

DATE: November 8, 2005 BY: /s/  Stephen H. Wacknitz
                       ----------------------------------------
                       Stephen H. Wacknitz, President/CEO, Chairman of the Board


                       BY: /s/ Donald A. Pitcher
                       ----------------------------------------
                       Donald A. Pitcher, Executive Vice President
                       Chief Financial Officer