Form 10-K
period 2005-12-31
TEMECULA VALLEY BANCORP INC
filed 2006-03-31
CIK 1172678

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 2005

                          Commission File No: 000-49844

                          TEMECULA VALLEY BANCORP INC.
             (Exact name of registrant as specified in its charter)

                      California                                                 46-0476193
(State or other jurisdiction of Incorporate or organization)       (I.R.S. Employer identification No.)
   27710 Jefferson Avenue - Suite A100, Temecula CA                                92590
       (Address of principal executive offices)                                  (Zip Code)

                         Registrant's telephone number:
                                 (951) 694-9940

         Securities registered under Section 12(b) of Exchange Act: None
           Securities registered under Section 12(g) of Exchange Act:
                           Common Stock, No Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X] Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or
Section 15(d) of the Act. Yes [ ]          No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated Filer [X]    Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).  Yes [ ]   No [X]

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2005 was approximately $172,876,217.

Number of Registrant's shares of common stock outstanding at March 15, 2006 was 8,977,771.

Documents incorporated by reference: Certain information required by Part III of this Annual Report is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report.

                                                     TABLE OF CONTENTS
PART I   .....................................................................................................2
   ITEM 1:    BUSINESS........................................................................................2
      General.................................................................................................2
      Where You Can Find More Information.....................................................................2
      Temecula Valley Bancorp Inc.............................................................................2
      Temecula Valley Bank....................................................................................2
      General Business........................................................................................3
      Business Strategy.......................................................................................3
      Lending.................................................................................................4
      Concentrations of Credit................................................................................9
      Investment Activities...................................................................................9
      Asset/Liability Management..............................................................................9
      Nonaccrual, Past Due and Restructured Loans............................................................10
      Potential Problem Loans................................................................................12
      Allowance for Loan Losses..............................................................................12
      Deposits...............................................................................................14
      Short-term Borrowings..................................................................................15
      Recently Issued Accounting Standards...................................................................16
      Supervision and Regulation.............................................................................17
      Recent and Proposed Legislation........................................................................18
      Capital Adequacy Requirements..........................................................................21
      Deposit Insurance Assessments..........................................................................22
      Change in Control......................................................................................23
      Examinations...........................................................................................23
      Federal Securities Law.................................................................................23
      Transactions with Insiders and Affiliates..............................................................24
      Monetary Policy........................................................................................24
   ITEM 1A:   RISK FACTORS...................................................................................25
   ITEM 1B:   UNRESOLVED STAFF COMMENTS......................................................................27
   ITEM 2:    PROPERTIES.....................................................................................27
   ITEM 3:    LEGAL PROCEEDINGS..............................................................................28
   ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER.............................................28
PART II  ....................................................................................................28
   ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........................28
   ITEM 6.    SELECTED FINANCIAL DATA........................................................................29
   ITEM 7:    MANAGEMENT DISCUSSION AND ANALYSIS.............................................................32
      Analysis of Financial Condition and Results of Operations..............................................32
      Results of Operations..................................................................................32
      Financial Condition....................................................................................36
      Critical Accounting Policies and Estimates.............................................................42
   ITEM 7A:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................43
   ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................43
   ITEM 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........43
   ITEM 9A:   CONTROLS AND PROCEDURES........................................................................43
   ITEM 9B:   OTHER INFORMATION..............................................................................45
PART III.....................................................................................................45
   ITEM 10:   DIRECTORS AND PRINCIPAL OFFICERS...............................................................45
   ITEM 11:   EXECUTIVE COMPENSATION.........................................................................45
   ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................45
   ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.........................................................45
PART IV......................................................................................................45
   ITEM 15:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES........................................................45
      SIGNATURES.............................................................................................46
      Exhibit No.         Index To Exhibits..................................................................71
      EXHIBIT LIST...........................................................................................74

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

         We have made forward-looking statements in this document that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of our management, and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, and statements preceded by, followed by, or that include the words "will", "believes", "expects", "anticipates", "intends", "plans", "estimates" or similar expressions. Our management believes these forward-looking statements are reasonable. However, you should not place undue reliance on the forward-looking statements, since they are based on current expectations. Actual results may differ materially from those currently expected or anticipated.

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

         A number of factors, some of which are beyond our ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to (1) a slowdown in the national and California economies; (2) volatility of rate sensitive deposits;;
(3) changes in the regulatory environment; (4) increasing competitive pressure in the banking industry; (5) operational risks including data processing system failures or fraud; (6) asset/liability matching risks and liquidity risks; and
(7) changes in the securities markets. The consequences of these factors, any of which could hurt our business, could include, among others: (a) increased loan delinquencies; (b) an escalation in problem assets and foreclosures; (c) a decline in demand for our products and services; and (d) a reduction in the value of the collateral for loans made by us, especially real estate, which, in turn would likely reduce our customers' borrowing power and the value of assets and collateral associated with our existing loans. See also "Item 1A Risk Factors" and other risk factors discussed elsewhere in this Annual Report.

                                     PART I

ITEM 1:     BUSINESS
            --------

General

Where You Can Find More Information

         Under Sections 13 and 15(d) of the Securities Exchange Act, periodic and current reports must be filed with the Securities and Exchange Commission ("SEC"). We electronically file the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 8-K (Report of Unscheduled Material Events), and Form DEF 14A (Proxy Statement). We may file additional forms. The SEC maintains an Internet site, www.sec.gov , by which all forms filed electronically may be accessed. Additionally, shareholder information is available on our website: www.temvalbank.com. We make our website content available for information purposes only. It should not be relied upon for investment purposes. Additionally, neither our website, nor the links within our website are incorporated into this document.

Temecula Valley Bancorp Inc.

         We formed Temecula Valley Bancorp Inc. ("Company") in 2002 to serve as a holding company for Temecula Valley Bank ("Bank"). We reincorporated the Company from Delaware into California in December 2003. The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System ("Federal Reserve") under the Bank Holding Company Act of 1956, as amended ("BHCA"). The Company's activities consist of owning the outstanding shares of the Bank, Temecula Valley Statutory Trust I, Temecula Valley Statutory Trust II, Temecula Valley Statutory Trust III and Temecula Valley Statutory Trust IV. References to the "Company" reflects all the activities of the Company and its subsidiaries, including the Bank, except as otherwise specified by the context of the statement.

Temecula Valley Bank

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

General Business

         The Bank currently has eight full-service banking offices in California providing services to customers in the Riverside and San Diego Counties. Our principal office is located in Temecula, California with other California full-service offices in Carlsbad, Corona, El Cajon, Escondido, Fallbrook, Murrieta, and in the Rancho Bernardo area of San Diego.

         The Bank also operates loan production offices which principally generate construction and/or mortgage loans in California at the following locations: Encinitas, Fallbrook and Temecula. The real estate industries group of the Bank focuses on construction lending and maintains loan production offices in Corona and San Rafael, both in California. The Bank also has SBA loan production offices in the following states: Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Pennsylvania, Texas and Washington.

         The Bank offers a broad range of banking services, including personal and business checking accounts and various types of interest-bearing deposit accounts, including interest-bearing checking, money market, savings, IRA, SEP and time certificates of deposits. In addition, the Bank has developed a nationwide SBA lending program as a "preferred lender". Through this program, we originate and fund both "7A" and "504" loans, primarily secured by commercial real estate property and guaranteed up to 85% by the Small Business Administration. Loan products include consumer installment (primarily automobile loans), home equity lines of credit, single-family residential construction loans, on both an owner-occupied and a non-owner basis, single family residential tract loans (over 4 units), commercial construction and permanent loans for office, retail and industrial buildings for owner-occupancy, investment and re-sale, commercial lines of credit, term loans and letters of credit for local businesses, and residential mortgage financing including conventional, VA, FHA and Cal-Vet loans.

         We fund our lending activities primarily from our core deposit base. We obtain deposits from the local market with no material portion (in excess of 10% of total deposits) dependent upon any one person, entity or industry.

         The Bank also offers safe deposit boxes, night depository facilities, merchant credit card services, notary services, travelers checks, note collection, wire transfer services, cashiers checks, drive up facilities at some locations, 24 hour ATM banking services, telephone banking, internet banking, direct deposit and automatic transfers between accounts. The Bank is a member of regional ATM network and offers nationwide ATM access.

         The Company, as the parent of the Bank, has no operations and conducts no business of its own other than owning the Bank, Temecula Valley Statutory Trust I, Temecula Valley Statutory Trust II, Temecula Valley Statutory Trust III and Temecula Valley Statutory Trust IV. Accordingly, the discussion of the business which follows concerns the business conducted by the Bank, unless otherwise indicated. No material portion of our Company's business is seasonal.

Business Strategy

         The Board has established the following goals for the Company:

         o Increase market share through expansion of the branching system and loan production offices;

         o        Continued focus on expansion of the SBA programs;

         o        Increase profitability and core earnings;

         o        Maintain consistent superior credit quality;

         o        Increase core deposit levels and loan volume.

         The Company's profitability goals have been realized historically by increases in net interest income and non interest income as well as expense controls during several consecutive years of significant internal expansion. This produced record earnings for 2005 of $13,953,265, compared to $10,577,623 in 2004, and $7,854,339 in 2003. Return on average equity was 27.46% for 2005 compared, to 28.89% for 2004, and 31.84% in 2003. Return on average total assets was 1.91% for 2005, compared to 2.00% for 2004, and 2.04% for 2003. Management expects that during 2006, net income will increase over the results in 2005 by at least 10% but cannot guarantee these results.

         Net interest income before provision for loan losses has increased to $43,541,476 for 2005, compared to $27,200,344 for 2004, and $18,943,947 in 2003 due to increases in rates and volume of interest-earning assets. Total assets increased 43% in 2005 to $868,988,046 as of December 31, 2005, compared to $606,827,529 as of December 31, 2004, and $431,212,118 as of December 31, 2003.
Average interest-earning assets increased 41% to $642,158,013 for 2005, compared to $454,759,165 for 2004, and $332,832,018 in 2003. The net interest margin has increased to 6.78% in 2005 from 5.98% in 2004, and 5.69% in 2003.

         Non interest income was $23,822,163 as of December 31, 2005, compared to $28,698,614 for 2004, and $24,481,351 for 2003. This source of income is principally derived from SBA and mortgage sales. The decrease in non interest income in 2005 is primarily due to the decrease in the SBA 7A and mortgage loan sales gain. Management currently anticipates that for 2006, non interest income will increase due to increased production from additional SBA origination staff.

         The Company measures operating expenses as a percentage of average assets. As a percentage of average assets, operating expenses decreased to 5.57% for 2005, compared to 6.43% for 2004, and 7.55% for 2003. The decrease in 2005 is a result of an increase in average assets to $730,023,899 as of December 31, 2005, compared to $528,239,119 as of December 31, 2004, which outpaced growth in operating expense in 2005.

Lending

Loan Portfolio Composition

         The following table summarizes our loan portfolio, excluding deferred loan fees and the allowance for loan loss, by type of loan and their percentage distribution:

                                                                   At December 31,
                                              2005                        2004                         2003
                                              ----                        ----                         ----
                                     Amount        Percent       Amount         Percent       Amount        Percent
                                  -------------    --------    ------------    ---------   -------------    --------
                                                                 (Dollars in Thousands)
      Loan portfolio composition:
      Commercial                  $     30,787          4%     $    24,676           5%    $     33,008          9%
      Real estate - Construction       385,378         51%         203,886          38%         113,847         31%
      Real estate - Other              337,610         44%         302,542          56%         212,996         59%
      Consumer                           4,320          1%           2,796           1%           3,195          1%
                                  -------------    --------       ---------    ---------       ---------    --------
      Total Loans                 $    758,095        100%     $   533,900         100%    $    363,046        100%
                                  =============    ========    ============    =========   =============    ========

                                                     At December 31,
                                              2002                        2001
                                              ----                        ----
                                     Amount        Percent       Amount        Percent
                                  -------------    --------    ------------    ---------
                                                 (Dollars in Thousands)
      Loan portfolio composition:
      Commercial                  $     44,976         16%     $    22,775          15%
      Real estate - Construction        61,568         23%          38,027          25%
      Real estate - Other              161,767         59%          84,992          57%
      Consumer                           4,455          2%           5,170           3%
                                      ---------    --------    ------------    ---------
      Total Loans                 $    272,766        100%     $   150,964         100%
                                  =============    ========    ============    =========

Loan Maturity

         The following table sets forth the contractual maturities of gross loans at December 31, 2005.

                                     One year        More than 1        More than 3       More than           Total
                                      or less      year to 3 years    years to 5 years     5 years            loans
                                    ------------     -------------     --------------    -------------     ------------
                                                                  (Dollars in Thousands)
      Commercial                    $    19,038      $      3,243      $       2,122     $      6,384      $    30,787
      Real estate - Construction        311,584            18,090                  -           55,704          385,378
      Real estate - Other               122,494            13,857             10,549          190,710          337,610
      Consumer                            2,625               508                845              342            4,320
                                    ------------     -------------     --------------    -------------     ------------
        Total Gross Loans
          Outstanding               $   455,741      $     35,698      $      13,516     $    253,140      $   758,095
                                    ============     =============     ==============    =============     ============

         The following table sets forth, as of December 31, 2005, the dollar amounts of net loans outstanding and whether such loans have fixed or adjustable rates.

                                                 ----------------------------------------------------
                                                       Fixed           Adjustable            Total
                                                 ----------------------------------------------------
                                                               (Dollars in Thousands)
            Commercial                           $           -      $       30,787     $      30,787
            Real estate - Construction                     648             384,730           385,378
            Real estate - Other                              -             337,610           337,610
            Consumer                                         -               4,320             4,320
                                                 --------------     ---------------    --------------
                  Total Gross Loans Outstanding  $         648      $      757,447     $     758,095
                                                 ==============     ===============    ==============

Loan Origination and Sale

         The following table sets forth loan originations by category and purchases, sales and principal repayments of loans for the periods indicated:

                                                                  At December 31,
                            ---------------    ---------------    --------------    --------------   --------------
                                 2005               2004              2003              2002             2001
                            ---------------    ---------------    --------------    --------------   --------------
                                                            (Dollars in Thousands)
Beginning balance           $      533,900     $      363,046     $     272,766     $     150,964    $      93,015
Loans originated:
    Commercial                     323,219            237,064           161,376           144,399           84,285
    Real estate:
       SBA & Equity                167,402            225,373           192,549           166,563           73,488
       Construction                897,862            574,150           367,464           186,741           88,868
       Other                        11,281             44,942            96,051            85,281           60,711
    Consumer                         5,200              1,869             2,422             4,298            5,136
                            ---------------    ---------------    --------------    --------------   --------------
Total loans originated           1,404,964          1,083,398           819,862           587,282          312,488
                            ---------------    ---------------    --------------    --------------   --------------
Loans sold
    Commercial
    Real estate:
       SBA                         151,191            199,236           129,813           108,213           44,046
       Construction                      -                  -                 -                 -                -
       Other - Mortgage             13,707             45,243           100,800            83,014           62,099
                            ---------------    ---------------    --------------    --------------   --------------
Total loans sold                   164,898            244,479           230,613           191,227          106,145
                            ---------------    ---------------    --------------    --------------   --------------
Less:
    Principal repayments         1,015,871            668,065           498,969           274,253          148,394
                            ---------------    ---------------    --------------    --------------   --------------
Total loans                 $      758,095     $      533,900     $     363,046     $     272,766    $     150,964
                            ===============    ===============    ==============    ==============   ==============

Brokered Loans Originated (1)
Mortgage                    $      143,234     $       60,604     $      65,378     $      72,742    $      60,953
SBA                         $       52,470     $      154,515     $      65,456     $      29,612    $      17,075

         (1) Brokered refers to loans that were originated by the Bank but funded by other financial institutions.

Underwriting Process

         The lending activities of the Bank are guided by the basic lending policies established by the Board of Directors. Each loan must meet minimum underwriting criteria established in the Bank's lending policies and must fit within the Bank's strategies for yield and portfolio enhancement.

         For all newly originated loans, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and, if necessary, additional financial information is requested. An independent appraisal is required on every property securing a loan in excess of $250,000, which is ordered by the Bank's Appraisal Department. In addition, the loan officer conducts a review of these appraisals for accuracy, reasonableness and conformance to the Bank's lending policy on all applications. All revisions to the approved appraiser list must be approved by the Chief Credit Officer or Chief Appraiser.

         Depending on the loan size and type, the Bank's loan approval process consists of a chain of concurrences beginning with the originating loan officer and rising through the office/division manager, the Chief Credit Officer, the Chief Administrative Officer, the Director of Finance and SBA, the President/CEO and the Board of Directors. The number of concurring signatures obtained is dependent upon the dollar amount of the transaction and/or the total liability of the borrowing relationship. All signatures in the chain must be obtained except in the case of absence from the Bank. In all cases, the signature of the highest required loan authority must be obtained.

         All loans exceeding the limits of the above mentioned individuals will be forwarded to the Board of Directors Loan Committee for approval after concurrence by the appropriate chain of authority. The vote of the Directors Loan Committee will be obtained by the committee chairman telephonically or in person at the monthly Board of Directors Loan Committee meeting. The approval or declination by each member will be indicated on the signature page of the Loan Report.

         If the loan is approved, the loan commitment specifies the terms and conditions of the proposed loan including the amount, interest rate, amortization term, a brief description of the required collateral, and the required insurance coverage. Generally, the borrower must provide proof of fire, flood (if applicable) and casualty insurance on the property serving as collateral. This insurance must be maintained during the full term of the loan. Also, generally, title insurance endorsed to the Bank is required on all real estate secured loans.

         The Bank maintains SBA loan production offices located throughout various parts of the United States. SBA loan production offices are typically staffed with a business development officer who prepares the loan applications and compiles the necessary information regarding the applicant. The other construction lending and mortgage related loan production offices, all of which are in California, are typically staffed with business development officers, underwriters, and processors who send these loans files to our main office where the credit decision is made. Our retail full service branches may include non-SBA commercial, mortgage and construction loan officers.

SBA Lending Programs

         The SBA lending programs are designed by the federal government to assist the small business community in obtaining financing from financial institutions that are given government guarantees as an incentive to make the loan. The Bank is a Nationwide SBA "Preferred Lender". As a "Preferred Lender," we can approve a loan within the authority given it by the SBA without prior approval from the SBA. "Preferred Lenders" approve, package, fund and service SBA loans within a range of authority that is not available to other SBA lenders without the "Preferred Lender" designation.

         The Bank's SBA loans fall into two categories, loans originated under the SBA's 7A Program ("7A Loans") and loans originated under the SBA's 504 Program ("504 Loans"). For 2005, 7A Loans have represented approximately 72.4% of the SBA Loans originated while 504, piggyback, and B&I loans have represented the balance.

         Under the SBA's 7A Program, loans in excess of $150,000 up to $2,000,000 are guaranteed 75% by the SBA. Generally, this guarantee may become invalid only if the loan does not meet the SBA underwriting, documentation, and servicing guidelines. Loans under $150,000 are guaranteed 85% by the SBA.

         SBA 7A loans collateralized by real estate have terms of up to 25 years, while loans collateralized by equipment and working capital have terms of up to 10 years and 7 years, respectively. A minimum down payment of 10% is required on most 7A Loans, but may require a larger down payment when the real estate collateral consists of a special purpose or single use property such as a motel or service station.

         The Bank generally sells the guaranteed portion SBA 7A loans, which is up to 85% of the loan. The remaining portion is the unguaranteed portion of the loans, a portion of which may also be sold. Approximately 5% of the 7A loans are required to stay on the books of the Bank. Funding for these loans has come principally from retail deposit sources. The SBA loans generally have an interest rate of 1.00% to 2.75% over Wall Street Journal Prime Rate.

         The Bank retains the servicing on the sold guaranteed portion of 7A Loans. The strategy of selling both the guaranteed and unguaranteed portion of the 7A Loans allows us to manage our capital levels and to ensure that funding is always available to meet the local community loan demand. Upon sale in the secondary market, the purchaser of the guaranteed portion of 7A Loans pays a premium to the Bank, which generally is between 8% and 10% of the guaranteed amount, and in the case of a sale of the unguaranteed portion, the premium is usually between 1% and 4%. We also receive a servicing fee equal to 1% to 5% of the guaranteed amount sold in the secondary market. In the event that a 7A Loan goes into default within 270 days of its sale, or prepays within 90 days, the Bank is required to repurchase the loan and may be required to refund the premium to the purchaser. In the past three years, we have repurchased 28 loans, however only 1 of these repurchased loans required a refund of the premium. No refunds were owed on the other 27 loans repurchased.

         Under the SBA's 504 Program, we require a minimum down payment of 10% (more on special purpose or single use properties). The Bank then enters into a 50% first trust deed loan to the borrower and an interim 40% second trust deed loan. The first trust deed loan has a term of 20 years on improved property loans. The second trust deed loan is for a term of 120 days. Within the 120 day period of entering into the loan, the second trust deed loans are refinanced by SBA certified development companies and used as collateral for SBA guaranteed debentures. For 504 construction loans, the term on the second trust deed loan is generally 18 months and the Certified Development Company cannot payoff the loan until a notice of completion is filed. The first trust deed loan on a construction project is generally a term of 25 years and 18 months. The first trust deed loans may be pre-sold with no recourse, prior to releasing the funds to the purchaser. The Bank retains no servicing on 504 Loans after they are sold.

         Our SBA lending program, and portions of our real estate lending, are dependent on the continual funding and programs of certain federal agencies or quasi-government corporations, including the SBA. The guaranteed portion of an SBA loan does not count towards the Bank's loans-to-one-borrower limitation which, at December 31, 2005 was $14,005,133.

         SBA lending is a federal government created and administered program. As such, legislative and regulatory developments can affect the availability and funding of the program. This dependence on legislative funding and regulatory restrictions from time to time causes limitations and uncertainties with regard to the continued funding of such loans, with a resulting potential adverse financial impact on our business. Currently, the maximum limit of individual 7A Loans which the SBA will permit is $2,000,000. Any reduction in the maximum loan amount or the maximum guaranty amount could have a negative impact on our business. Since the SBA lending of the Bank constitutes a significant portion of our lending business, dependence on this government program, and its periodic uncertainty with availability and amounts of funding, creates greater risk for the Bank's business than does other parts of its business.

Commercial Lending/Real Estate Lending

         Generally, our commercial loans are underwritten in our market area on the basis of the borrower's ability to service such debt from identified cash flow. We usually take as collateral a lien on available real estate, equipment or other assets and obtain a personal guaranty of the business principals.

         In addition to commercial loans secured by real estate, we make commercial mortgage loans to finance the purchase of real property, which generally consists of real estate on which structures have already been completed or will be completed and occupied by the borrower. We offer a variety of mortgage loan products that generally are amortized over 5 to 25 years. Our commercial mortgage loans are secured by first liens on real estate. Typically, we have both fixed and variable interest rates and amortize over a 10 to 25 year period with balloon payments due at the end of 3 to 10 years. As a Preferred SBA Lender (discussed above), we also issue full term variable rate real estate loan commitments when the facility is enhanced by the underlying SBA guaranty. In underwriting commercial mortgage loans, consideration is given to the property's operating history, future operating projections, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit checks, appraisals, environmental assessments and a review of the financial condition of the borrower.

Construction Lending

         The Bank originates construction loans on both one-to-four-family residences and on commercial real estate properties. We originate two types of residential construction loans, owner-occupied and speculative. The Bank also originates owner-occupied construction loans to build single family residences. We will originate speculative construction loans to companies engaged in the business of constructing homes for re-sale. These loans may be for homes currently under contract for sale or homes built for speculative purposes to be marketed for sale during construction. For owner-occupied single family residences, the borrower and the property must qualify for permanent financing. Prequalification for owner-occupied single family residences is required. For commercial property, the borrower must qualify for permanent financing and the debt service coverage must be 1.20: 1 or more. Qualification for permanent financing should be determined by the loan officer as part of the credit presentation. Absent such prequalification, we will not approve a construction loan. We originate land acquisition and development loans with the source of repayment being either the sale of finished lots or the sale of homes to be constructed on the finished lots. Construction loans are generally offered with terms up to 24 months.

         Construction loans are generally made in amounts up to 75% of the value of the security property for "spec" single family residences and commercial properties and up to 80% for owner-occupied single family residences. During construction, loan proceeds are disbursed in draws as construction progresses based upon inspections of work in place by independent construction inspectors. At December 31, 2005, construction loans, including land acquisition and development loans totaled $385,377,900 or approximately 51% of the total loan portfolio.

         Construction loans are generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the security property's value upon completion of construction as compared to the estimated costs of construction, including interest. Also, we assume certain risks associated with the borrower's ability to complete construction in a timely and workmanlike manner. If the estimate of value proves to be inaccurate, or if construction is not performed timely or accurately, we may be confronted with a project which, when completed, has a value which is insufficient to assure full repayment.

Consumer Lending

         Consumer loans include automobile loans, recreational vehicle loans, boat loans, home improvement loans, home equity lines of credit, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 120 months and vary based upon the nature of collateral and size of loan. Our portfolio of consumer loans primarily consists of installment loans secured by new or used automobiles, boats and recreational vehicles and loans secured by deposits. At December 31, 2005, consumer loans totaled $4,319,776.

         As of December 31, 2005, home equity loans totaled $5,009,342, or 0.7% of the Bank's gross loan portfolio. Our home equity loans are adjustable-rate and reprice with changes in the Bank's internal prime rate. Adjustable-rate home equity lines of credit are offered in amounts up to 80% of the appraised value. Home equity lines of credit are offered with terms up to 10 years.

Loan Servicing

         Sold loans are serviced by our loan servicing department except for single family mortgage loans, for which servicing is sold shortly after being originated. The loan officer is responsible for the day-to-day relationship with the customer, unless the loan becomes delinquent, at which time the responsibilities are reassigned to credit administration. The loan servicing is centralized at the Company's corporate headquarters. As of December 31, 2005, the Bank was servicing $503,198,976 of loans originated that were sold to other investors.

         Our loan servicing operations, performed by the loan servicing department, are intended to provide prompt customer service and accurate and timely information for account follow-up, financial reporting and management review. Following the funding of an approved loan, all pertinent loan data is entered into our data processing system, which provides monthly billing statements, tracks payment performance, and effects agreed upon interest rate adjustments on loans. Regular loan service efforts include payment processing and collection notices, as well as tracking the performance of additional borrower obligations with respect to the maintenance of casualty insurance coverage, payment of property taxes and senior liens. When payments are not received by their contractual due date, collection efforts begin on the 11th day of delinquency with a telephone contact. If the borrower is non-responsive or the loan officer feels more stringent action may be required, the Chief Credit Officer is consulted. Notices of default are generally filed when the loan has become 30-90 days past due.

Credit Risk and Loan Review

         The Bank incurs credit risk whenever it extends credit to, or enters into other transactions with, its customers. The risks associated with extensions of credit include general risk, which is inherent in the lending business, and risk specific to individual borrowers. Loan review and other loan monitoring practices provide a means for management to ascertain whether proper credit, underwriting and loan documentation policies, procedures and practices are being followed by our loan officers and are being applied uniformly throughout the Bank. The Chief Credit Officer and the Assistant Chief Credit Officer oversee the daily administration of loan review. They also approve loan officer requests for changes in risk ratings. Loan officers are responsible for continually grading their loans so that individual credits properly reflect the risk inherent therein. On a semi-annual basis, the Board of Directors provides for a third-party outside loan review of all loans that meet certain criteria originated since the previous review. While we continue to review these and other related functional areas, there can be no assurance that the steps we have taken to date will be sufficient to enable us to identify, measure, monitor and control all credit risk.

Concentrations of Credit

         The Company's primary investment is in loans, 95.4% of which are secured by real estate. Therefore, although we monitor the real estate loan portfolio on a regular basis to avoid undue concentrations to a single borrower or type of real estate collateral, real estate in general is considered a concentration of investment. We seek to mitigate this risk by requiring each borrower to have a certain amount of equity in the real estate at the time of origination, depending on the type of real estate and the credit quality of the borrower. Trends in the market are monitored closely by management on a regular basis.

         Under state law, the Bank's ability to make aggregate loans-to-one-borrower is limited to 25% of unimpaired capital and surplus (as of December 31, 2005, this amount was $14,005,133).

Investment Activities

         Our investment policy, as established by the Board of Directors, attempts to provide for and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Bank's lending activities. The Company's policies provide the authority to invest in bank-qualified securities. The Company's policies provide that all investment purchases, that are outside the policy guidelines, be approved by the Board of Directors or committee thereof. Purchases and sales under this limitation and within the guidelines of the policies may be completed at the discretion of the President, the Chief Financial Officer or the Chief Operating Officer. At December 31, 2005, we held $1,245,000 in Federal Reserve Bank Stock, $1,853,600 in Federal Home Loan Bank stock, and $33,200,000 in federal funds sold.

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

         The Company realizes a significant portion of its income from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits. The volumes and yields on loans, deposits and borrowings are affected by market interest rates. As of December 31, 2005, 96.6% of our loan portfolio was tied to adjustable rate indices. The majority of the adjustable rate loans are tied to the Wall Street Journal prime rate and reprice immediately. The exception is 7A Loans, which reprice on the first day of the subsequent quarter after a change in prime. As of December 31, 2005, approximately 62% of deposits were time deposits with a stated maturity (generally one year or less) and a fixed rate of interest. As of December 31, 2005, 100% of the Company's junior subordinated debt was floating rate with a remaining term of 28-30 years.

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

         The following table shows the effects of changes in projected net interest income for 2006 under the interest rate shock scenarios stated in the table. The table was prepared as of December 31, 2005, at which time the Bank's internal prime rate was 9.25% and Wall Street Journal prime rate was 7.25%.

                    December 31, 2005                                             December 31, 2004
-----------------------------------------------------------    ---------------------------------------------------------
                                                % Change                                                     % Change
   Changes in      Projected Net  Change from      from          Changes in    Projected Net   Change from      from
      Rates     Interest Income    Base Case    base Case          Rates      Interest Income   Base Case    base Case
------------------ -------------- ------------- -----------    --------------- --------------- ------------- -----------
                                                (Dollars in Thousands)
       +300  bp       $   34,503    $   3,625         12%          +300  bp      $    36,160    $   3,746         12%
       +200  bp       $   33,210    $   2,332          8%          +200  bp      $    34,825    $   2,411          8%
       +100  bp       $   32,004    $   1,126          4%          +100  bp      $    33,579    $   1,165          4%
          0  bp       $   30,878    $       -          0%             0  bp      $    32,414    $       -          0%
       -100  bp       $   29,823    $  (1,055)        (3%)         -100  bp      $    31,323    $  (1,091)        (4%)
       -200  bp       $   28,834    $  (2,044)        (7%)         -200  bp      $    30,299    $  (2,115)        (7%)
       -300  bp       $   27,906    $  (2,972)       (10%)         -300  bp      $    29,337    $  (3,077)       (10%)

         Assumptions are inherently uncertain, and, consequently, the model cannot precisely measure net interest income or precisely predict the impact of changes in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and management strategy.

Nonaccrual, Past Due and Restructured Loans

         Nonperforming assets consist of nonperforming loans and Other Real Estate Owned ("OREO"). The Bank had $7,950,601 of nonperforming loans as of December 31 2005, of which $6,513,752 was guaranteed by the SBA, compared to $11,799,346 of nonperforming loans as of December 31, 2004, of which $8,140,267 was government guaranteed and $6,764,713 of nonperforming loans as of December 31, 2003, of which $5,269,317 was government guaranteed. There was $2,111,250 of OREO at December 31, 2005, of which $604,004 was guaranteed by the SBA, compared to $302,698 of OREO at December 31, 2004, of which $227,023 was guaranteed by the SBA.

         Pursuant to SBA operating procedures, real estate collateral is liquidated when a loan becomes uncollectible. Should there be a shortfall in liquidation proceeds of an SBA guaranteed loan; the SBA will assume 75% - 85% of that shortfall. The ratio of nonperforming loans to total loans (after reducing for SBA guarantees) was 0.19%, 0.69%, and 0.41% for the years ended 2005, 2004, and 2003, respectively.

         We generally place a loan on nonaccrual status and cease accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days, however, are placed on nonaccrual status, unless the loan is both well secured and in the process of collection. Cash payments received, while a loan is classified as nonaccrual, are recorded as a deduction of principal as long as doubt exists as to collection. We are sometimes required to revise a loan's interest rate or repayment terms in a troubled debt restructuring. The Bank had no restructured loans as of December 31, 2005. Restructured loans totaled $154,303 at December 31, 2004, and $948,691 at December 31, 2003. Our credit administration department regularly evaluates potential problem loans as to risk exposure to determine the adequacy of our allowance for loan losses.

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

         The following table presents information concerning nonaccrual loans, OREO, accruing loans which are contractually past due 90 days or more, as to interest or principal payments and still accruing, and restructured loans:

Nonaccrual, Past Due, and Restructured Loans
                                                                              December 31,
                                                  -------------------------------------------------------------------------
                                                    2005            2004           2003            2002             2001
                                                  -------------------------------------------------------------------------
                                                                         (Dollars in Thousands)
Nonaccrual loans (Gross):
    Commercial                                 $     2,259     $    2,582     $      949     $        575     $          -
    Real Estate - Construction                           -              -              -                -                -
    Real Estate - Other                              5,692          9,217          5,726            1,333               99
    Installment                                          -              -              -                -                -
                                               ------------    -----------    -----------    -------------    -------------
        Total                                        7,951         11,799          6,675            1,908               99
OREO                                                 2,111            303            485                -                -
                                               ------------    -----------    -----------    -------------    -------------
Total nonaccrual loans and OREO                $    10,062     $   12,102     $    7,160     $      1,908     $         99
                                               ============    ===========    ===========    =============    =============

Total nonaccrual loans as a percentage of
  total loans                                         1.1%           2.2%           1.7%             0.7%             0.1%
Total nonaccrual loans and OREO as a
  percentage of total loans and OREO                  1.3%           2.3%           2.0%             0.7%             0.1%
Allowance for loan losses to total net loans
  (including held-for-sale)                           1.2%           1.2%           1.0%             1.1%             0.8%
Allowance for loan losses to total net loans
  (excluding held-for-sale)                           1.4%           1.3%           1.1%             1.2%             0.9%
Allowance for loan losses to nonaccrual loans       113.7%          53.9%          53.3%           158.1%           623.2%

Loans past due 90 days or more on accrual status:
    Commercial                                 $         -     $        -     $        -     $          -     $          -
    Real Estate                                          -              -              -                -              100
    Installment                                          -              -              -                -                -
                                                  ---------        -------        -------        ---------        ---------
        Total                                            -              -              -                -              100
                                                  =========        =======        =======        =========        =========

Restructured loans:
    On accrual status                          $         -     $      154     $      949     $      1,064     $          -
    On nonaccrual status                                 -              -              -                -                -
                                               ------------    -----------    -----------    -------------    -------------
        Total                                  $         -     $      154     $      949     $      1,064     $          -
                                               ============    ===========    ===========    =============    =============

         The table below summarizes the approximate changes in gross nonaccrual loans for the years ended December 31, 2005, 2004, and 2003.

      Changes in Gross Nonaccrual Loans
                                                                 2005                 2004                2003
                                                         -----------------------------------------------------
                                                                        (Dollars in Thousands)
      Balance, beginning of the year                     $     11,799         $      6,675          $    1,908
      Loans placed on nonaccrual                                3,840                5,293               4,041
      Charge-offs                                               (540)              (1,097)               (536)
      Loans returned to accrual status                        (6,586)                    -                   -
      Repayments (including interest applied to                 1,920                2,338               2,598
      principal)
      Transfers to OREO                                       (2,482)              (1,410)              (1,336)
                                                         ------------------------------------------------------
      Balance, end of year                               $      7,951         $     11,799          $    6,675
                                                         ======================================================

         The additional interest income that would have been recorded from nonaccrual loans if the loans had not been on nonaccrual status, was $898,242, $549,105, and $445,311 for the years ended December 31, 2005, 2004, and 2003, respectively.

         Interest payments received on nonaccrual loans are applied to principal, unless there is no doubt as to ultimate full repayment of principal, in which case, the interest payment is recognized as interest income. Interest income not recognized on nonaccrual loans reduced the net interest margin by 0.14%, 0.12% and 0.13% basis points for the years ended December 31, 2005, 2004, and 2003, respectively.

Other Real Estate Owned

         The amount of the Bank's OREO was $2,111,250 at December 31, 2005, of which $604,004 was guaranteed by the SBA, compared to $302,698 at December 31, 2004, of which $227,023 was guaranteed by the SBA and $485,036 at December 31, 2003. The Bank's policy is to record these properties at the lower of cost or estimated fair value, net of selling expenses, at the time they are transferred into OREO, thereby tying future gains or losses from sale or potential additional write-downs to underlying changes in the market.

Potential Problem Loans

         At December 31, 2005, in addition to loans disclosed above as past due, nonaccrual or restructured, management also identified $2,059,417 of additional classified loans, net of SBA guaranteed loans, where the ability to comply with the present loan payment terms in the future is questionable. However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place these loans on nonaccrual status at December 31, 2005. This amount was determined based on analysis of information known to management about the borrowers' financial condition and current economic conditions. Estimated potential losses from these potential problem loans have been provided for in determining the allowance for loan losses at December 31, 2005.

         Management's classification of credits as nonaccrual, restructured or problems does not necessarily indicate that the principal is uncollectible in whole or part.

Allowance for Loan Losses

         The allowance for loan losses is a valuation allowance for probable incurred credit losses which is established through charges to earnings in the form of a provision for loan losses. Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to our Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments. In making its evaluation, we consider the diversification by industry of our commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, and the evaluation of our loan portfolio through our loan review function. Charge-offs occur when loans are deemed to be uncollectible.

         We follow a loan review program to evaluate credit risk in our loan portfolio. Through the loan review process, we maintain an internally classified loan watch list, which, along with the delinquency list of loans, helps us assess the overall quality of the loan portfolio and our allowance for loan losses. Loans classified as "substandard" are those loans with clear and defined weaknesses such as a highly leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize ultimate recoverability of the debt.

         Loans classified as "doubtful" are those loans that have characteristics similar to substandard accounts but with an increased risk that a loss may occur, or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans include some loans that are delinquent at least 30 days or on nonaccrual status.

         In addition to loans on the internal watch list classified as substandard or doubtful, we maintain additional classifications on a separate watch list which further aids us in monitoring loan portfolios. These additional loan classifications reflect warning elements where the present status portrays one or more deficiencies that require attention in the short-term or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all of the characteristics of a classified loan (substandard, doubtful) but do show weakened elements as compared with those of a satisfactory credit. We regularly review these loans to aid in assessing our allowance for loan losses.

         In order to determine the allowance for loan losses, we consider the risk classification or delinquency status of loans and other factors, such as collateral value, portfolio composition, trends in economic conditions, including those discussed below, and the financial strength of borrowers. We establish specific allowances for loans which management believes require reserves greater than those allocated according to their classification or delinquent status as prescribed in Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". The amount of the specific allocation is based on the estimated value of the collateral securing the loans and other analyses pertinent to each situation. Loans are identified for specific allowances from information provided by several sources, including asset classification, third party reviews, delinquency reports, periodic updates to financial statements, public records and industry reports. All loan types are subject to specific allowances once identified as impaired or nonperforming.

         Additionally, we use two approaches for the analysis of the performing portfolio: general factors and historical losses. These methods are further broken down into identified loan pools within our portfolio. Using these methodologies, we provide loss allocations to each identified loan classification and to performing loan pools. All pools are evaluated by both methods. We then charge to operations a provision for loan loss to maintain the allowance for loan losses at the level determined by the foregoing methodology.

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

         Consequently, in evaluating our allowance for loan losses, management incorporates, among many other factors, the effect on borrowers of an economic downturn in the real estate related industries, the diversification of the loan portfolio and economic indicators and conditions. Additionally, we have several procedures in place to assist us in minimizing credit risk and maintaining the overall quality of our loan portfolio. We frequently review and update our underwriting guidelines and monitor our delinquency levels for any negative or adverse trends.

         The provision for loan loss is the amount expensed and added to the allowance for loan losses. The allowance is kept at a level that is determined by a quarterly analysis of the loan portfolio and represents the probable incurred credit losses in the portfolio. Examples of inherent risks in the loan portfolio include the quality of the loans, the concentrations of credit by collateral and industries, the Bank's lending staff and policies, and external factors such as economic conditions. The following table summarizes the activity in the allowance for loan losses for the five years ended December 31, 2005:

                                                               Allowance for Loan Losses
                                                                Year ended December 31,
                                  -------------------------------------------------------------------------------------
                                        2005              2004              2003              2002              2001
                                  -------------------------------------------------------------------------------------
                                                                 (Dollars in Thousands)
Loans outstanding and loans
  held-for-sale                   $     753,247     $     530,196     $     360,749     $     268,409     $    149,035
Average amount of loans
  outstanding                           634,731           446,493           318,600           284,849          118,440
Balance of allowance for loan
  losses, beginning of years              6,362             3,608             3,017             1,239              928
Loans charged off:
    Commercial                             (250)             (986)             (464)             (338)               -
    Real Estate - Construction                -                 -                 -                 -                -
    Real Estate - Other                    (286)             (105)              (37)             (354)             (89)
    Consumer                                 (4)               (6)               (4)              (15)               -
                                  --------------    --------------    --------------    --------------    -------------
Total loans charged off           $        (540)    $      (1,097)    $        (505)    $        (707)    $        (89)
                                  ==============    ==============    ==============    ==============    =============

Recoveries of loans previously charged off:
    Commercial                              281                23                19                11                -
    Real Estate - Construction                -                 -                 -                 -                -
    Real Estate - Other                      39                 3                33                 3                -
    Consumer                                  -                 4                22                11                -
                                  --------------    --------------    --------------    --------------    -------------
Total loans charged off           $         320     $          30     $          74     $          25     $          -
                                  ==============    ==============    ==============    ==============    =============
Net loans charged off                     (220)           (1,067)             (431)             (682)             (89)

Provision for Loan loss expense           2,897             3,821             1,022             2,460              400
                                  --------------    --------------    --------------    --------------    -------------

Balance, end of year              $       9,039     $       6,362     $       3,608     $       3,017     $      1,239
                                  ==============    ==============    ==============    ==============    =============
Ratio of net charge-offs to
  average loans                           0.03%             0.20%             0.14%             0.33%            0.07%

         The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

                                                          At the Years Ended December 31,
                  -----------------------------------------------------------------------------------------------------
                                          2005                                                2004
                  -----------------------------------------------------------------------------------------------------
                                                       % in Loans                                          % in Loans
                                          % of           in Each                              % of           in Each
                                       Allowance        Category                           Allowance        Category
                       Allowance        to Total        to Total           Allowance        to Total        to Total
                        Amount           Amount           Loans              Amount          Amount           Loans
                  ------------------------------------------------     ------------------------------------------------
                                                             (Dollars in Thousands)

Commercial        $           254             2.8%            3.4%     $          178             2.8%            3.1%
Real Estate                 2,027            22.4%           32.7%              1,590            25.0%           36.4%
Construction/Land
  Development               4,253            47.1%           50.7%              1,958            30.7%           38.0%
Mortgage                        -             0.0%            0.0%                  -             0.0%            0.4%
SBA                         2,462            27.2%           12.6%              2,612            41.1%           21.6%
Consumer & Other               43             0.5%            0.6%                 24             0.4%            0.5%
                  ----------------    -------------    -----------     --------------     -------------    ------------
Total             $         9,039           100.0%          100.0%     $        6,362           100.0%          100.0%
                  ================    =============    ===========     ==============     =============    ============


                                                          At the Years Ended December 31,
                  -----------------------------------------------------------------------------------------------------
                                          2003                                                2002
                  -----------------------------------------------------------------------------------------------------
                                                       % in Loans                                          % in Loans
                                          % of           in Each                              % of           in Each
                                       Allowance        Category                           Allowance        Category
                       Allowance        to Total        to Total           Allowance        to Total        to Total
                        Amount           Amount           Loans              Amount          Amount           Loans
                  ------------------------------------------------     ------------------------------------------------
                                                             (Dollars in Thousands)

Commercial        $           154             4.3%            6.5%     $          172             5.7%            9.1%
Real Estate                   655            18.2%           33.4%                667            22.1%           35.9%
  Construction/Land
  Development                 589            16.3%           31.2%                391            13.0%           22.4%
Mortgage                        -             0.0%            0.7%                  -             0.0%            2.8%
SBA                         2,184            60.5%           27.3%              1,741            57.7%           28.2%
Consumer & Other               26             0.7%            0.9%                 46             1.5%            1.6%
                  ----------------    -------------    -----------     --------------     -------------    ------------
Total             $         3,608           100.0%          100.0%     $        3,017           100.0%          100.0%
                  ================    =============    ===========     ==============     =============    ============

                           At the Year Ended December 31,
                  -------------------------------------------------
                                          2001
                  -------------------------------------------------
                                                       % in Loans
                                          % of           in Each
                                       Allowance        Category
                       Allowance        to Total        to Total
                        Amount           Amount           Loans
                  -------------------------------------------------
                               (Dollars in Thousands)

Commercial        $            80             6.5%           10.8%
Real Estate                   291            23.5%           36.9%
  Construction/Land
  Development                 186            15.0%           25.1%
Mortgage                        3             0.2%            4.4%
SBA                           639            51.6%           19.4%
Consumer & Other               40             3.2%            3.4%
                  ----------------    -------------    ------------
Total             $         1,239           100.0%          100.0%
                  ================    =============    ============

         The allowance for loan losses as a percentage of net loans outstanding and loans held-for-sale was 1.20% as of December 31, 2005 and 2004. As of December 31, 2003, the allowance was 1.08%. The allowance for loan losses as a percentage of net loans outstanding excluding loans held-for-sale was 1.35% as of December 31, 2005, 1.29% as of December 31 2004, and 1.05% as of December 31, 2003.

         As a result of past decreases in local and regional real estate values and the significant losses experienced by many financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as a part of the examinations of such institutions by banking regulators. While the Bank believes it has established its existing allowance for loan losses in accordance with U.S. generally accepted accounting principles, there can be no assurance that regulators, in reviewing our loan portfolio, will not request that we increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Company's financial condition and results of operations.

Deposits

         The daily average balances and weighted average rates paid on deposits and other borrowings for each of the years ended December 31, 2005, 2004, and 2003 are represented below.

                                                             At the Years Ended December 31,
                                                      2005                                         2004
                                   -----------------------------------------    ----------------------------------------
                                                   % of total                                   % of total
                                                     Average                                      Average
                                      Average      Deposits /      Average         Average      Deposits /      Average
                                      Balance      Borrowings       Rate %         Balance      Borrowings      Rate %
                                   -----------------------------------------    ----------------------------------------
                                                                  (Dollars in Thousands)
NOW                                $    32,791            4.9%        0.15%     $    31,588            6.5%       0.14%
Money Market                            50,239            7.5%        1.81%          37,770            7.8%       1.20%
Savings                                 38,010            5.7%        0.37%          40,699            8.4%       0.46%
Time deposits less than $100,000       175,124           26.1%        3.17%         113,802           23.4%       2.12%
Time deposits $100,000 and over        194,496           29.0%        3.24%         112,964           23.3%       2.19%
Other Borrowings                        28,993            4.3%        5.64%          20,195            4.2%       4.04%
                                   ------------    ------------                 ------------    ------------
Total interest-bearing                 519,653           77.5%        2.81%         357,018           73.6%       1.79%
liabilities

Non interest-bearing deposits          151,447           22.5%        0.00%         128,670           26.4%       0.00%
                                   ------------    ------------                 ------------    ------------
Total Deposits & Other Borrowings  $   671,100          100.0%        2.17%     $   485,688          100.0%       1.32%
                                   ============    ============                 ============    ============

                                        At the Year Ended December 31,
                                                      2003
                                   -----------------------------------------
                                                   % of total
                                                     Average
                                      Average       Deposits /     Average
                                      Balance       Borrowings      Rate %
                                   -----------------------------------------
                                            (Dollars in Thousands)
NOW                                $    24,075            6.7%        0.10%
Money Market                            37,238           10.4%        1.43%
Savings                                 32,739            9.2%        0.59%
Time deposits less than $100,000        75,177           21.1%        2.44%
Time deposits $100,000 and over         76,998           21.6%        2.46%
Other Borrowings                        10,906            3.1%        4.32%
                                   ------------    ------------
Total interest-bearing                 257,133           72.1%        1.92%
liabilities

Non interest-bearing deposits           99,565           27.9%        0.00%
                                   ------------    ------------
Total Deposits & Other Borrowings  $   356,698          100.0%        1.38%
                                   ============    ============

         At December 31, 2005, the Company had $240,015,724 in time deposits in the amounts of $100,000 or more, consisting of 1,521 accounts, maturing as follows:

   Maturity Period                               Amount    Weighted Average Rate
   --------------------------------------   ------------   ---------------------
   Three months or less                     $    105,327           3.571%
   Greater than Three Months to Six Months        70,189           3.874%
   Greater than Six Months to Twelve Months       63,951           4.036%
   Greater than Twelve Months                        549           2.475%
                                            -------------
   Total                                    $    240,016           3.782%
                                            =============

Short-term Borrowings

         Set forth below is a schedule of outstanding short-term borrowings (less than or equal to 1 year):

                                               Year Ended December 31,
                              --------------------------------------------------
                                   2005               2004              2003
                              --------------------------------------------------
                                           (Dollars in Thousands)
 FHLB Advances                $     30,000     $            -     $           -
                              -------------    ---------------    --------------
 Total Short-term Borrowings  $     30,000     $            -     $           -
                              =============    ===============    ==============

Recently Issued Accounting Standards

         In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This Statement supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance and is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.

         This Statement requires a public entity to measure the cost of employee services received in exchange for award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

         The revised accounting for stock-based compensation requirements required that the Company adopt the revised accounting standards on or before January 1, 2006. SFAS No. 123R allows for two alternative transition methods. The Company intends to follow the modified prospective method, which requires application of the new statement to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite services are rendered on or after the effective date. The compensation cost of that portion of awards shall be based on the grant-date fair value of those awards as calculated for pro-forma disclosures under the original SFAS No. 123. Had the Company adopted SFAS No. 123R in prior periods, the impact on net income and earnings per share would have been approximately similar to the pro forma net income and earnings per share as disclosed in Note A of our consolidated financial statements presented elsewhere herein. Stock option expense for fiscal 2006 is estimated to be $401,865, net of tax, which may change as a result of future stock option grants, forfeitures and/or other items.

         In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which addresses accounting for changes in accounting principle; changes in accounting estimates, changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions and error correction. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle and error correction unless impracticable to do so. SFAS No. 154 states an exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate. When a change in principle is inseparable from a change in estimate, such as depreciation, amortization or depletion, the change to the financial statements is to be presented in a prospective manner. SFAS No. 154 and the required disclosures are effective for accounting changes and error corrections in fiscal years beginning after December 15, 2005.

         In November 2005, the FASB issued Staff Position ("FSP") Nos. FAS 115-1 and 124-1 to address the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impaired loss. This FSP nullified certain requirements of Emerging Issues Task Force 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1), and references existing guidance on other than temporary impairment. Furthermore, this FSP creates a three step process in determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP is effective for reporting periods beginning after December 15, 2005. It is not anticipated that adoption will have a material impact on our financial condition or results of operations.

         During December 2005, the FASB issued FSP Statement of Position ("SOP") 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk, which addresses the circumstances under which the terms of loan products give rise to such risk and the disclosures or other accounting considerations that apply for entities that originate, hold, guarantee, service, or invest in loan products with terms that may give rise to a concentration of credit risk. The guidance under this FSP is effective for interim and annual periods ending after December 19, 2005 and for loan products that are determined to represent a concentration of credit risk, disclosure requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, should be provided for all periods presented. The adoption of this FSP did not have a significant impact on the Company's consolidated financial statements.

Supervision and Regulation

         Bank holding companies and banks are extensively regulated under state and federal law. The following is a brief summary of certain statutes and rules that affect or will affect the Company and the Bank. This summary is qualified in its entirely by reference to the particular statute and regulatory provisions referred to below and is not intended to be an exhaustive description of all applicable statutes and regulations.

         As a bank holding company, the Company principally is subject to Federal Reserve regulations. The Company is required to file with the Federal Reserve quarterly and annual reports and such additional information the Federal Reserve may require pursuant to the BHCA. The Federal Reserve may conduct examinations of bank holding companies and their subsidiaries.

         Under a policy of the Federal Reserve, with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such a policy. The Federal Reserve, under the BHCA, also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company. The Federal Reserve may also prohibit the Company, except in certain instances prescribed by statute, from acquiring or engaging in nonbanking activities, other than activities that are deemed by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. See "Recent and Proposed Legislation" in this Section.

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

         As a California state-chartered bank, the Bank is subject to supervision, periodic examination and regulation by the California Department of Financial Institutions ("DFI") and the Federal Reserve Bank. The Bank's deposits are insured (presently $100,000 per account) by the Bank Insurance Fund ("BIF") which is operated by the FDIC. As a result of this deposit insurance function, the FDIC also has certain supervisory authority and powers over the Bank as well as all other FDIC insured institutions. If, as a result of an examination of the Bank, the regulators should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the regulators. Such remedies include the power to enjoin unsafe or unsound practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict growth, to assess civil monetary penalties, to remove officers and directors and ultimately to request the FDIC to terminate the Bank's deposit insurance. The Bank has never been subject to any such enforcement action. The Bank is also subject to certain provisions of California law.

         Because California permits commercial banks chartered by the state to engage in any activity permissible for national banks, the Bank can form subsidiaries to engage in activates "closely related to banking" or "nonbanking" activities and expanded financial activities. However, in order to form a financial subsidiary, the Bank must be well-capitalized and would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks. Generally, a financial subsidiary is permitted to engage in activities that are "financial in nature" or incidental thereto, even though they are not permissible for the national bank to conduct directly within the bank. The definition of "financial in nature" includes, among other items, underwriting, dealing in or making a market in securities, including, for example, distributing shares of mutual funds. The subsidiary may not, however, engage as principal in underwriting insurance (other than credit life insurance), issue annuities or engage in real estate development or investment or merchant banking. Presently, the Bank does not have any subsidiaries.

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

Sarbanes-Oxley Act

         On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 ("SOX") implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of the Public Company Accounting Oversight Board ("PCAOB"), which enforces auditing, quality control and independence standards and is funded by fees from all publicly traded companies, the bill restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client requires pre-approval by the company's audit committee members. In addition, the audit partners must be rotated every five years. SOX requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under SOX, legal counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the Board of Directors or the Board itself.

         Longer prison terms and increased penalties will also be applied to corporate executives who violate federal securities laws. The period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading during retirement plan "blackout" periods, and loans to company executives are restricted (banks are generally exempted from this restriction). SOX accelerates the time frame for disclosures by public companies, including fairly immediate disclosure of any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

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

         The Board of Directors of the Bank has adopted comprehensive policies and procedures to address the requirements of the USA PATRIOT Act. Although compliance with the USA PATRIOT Act has caused the Company to incur some expense and change some of its record and bookkeeping policies and procedures, compliance has not had a material adverse effect upon the Company and it is not expected that future compliance will cause this to change. Material deficiencies in anti-money laundering compliance can result in public enforcement actions by the banking agencies, including the imposition of civil money penalties and supervisory restrictions on growth and expansion. Such actions could have serious reputation consequence for the Company and the Bank.

Consumer Protection Laws and Regulations

         The Bank is subject to many federal and state consumer protection statutes and regulations, some of which are discussed below. Examination and enforcement by the bank regulatory agencies in these areas has in the recent past intensified.

         Privacy policies are required by federal banking regulations which limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to those rules, financial institutions must provide:

         o initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

         o        annual notices of their privacy policies to current customers;
                  and

         o a reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties.

         These privacy protections affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

         In addition, state laws may impose more restrictive limitations on the ability of financial institution to disclose such information. California has adopted such a privacy law that among other things generally provides that customers must "opt in" before information may be disclosed to certain nonaffiliated third parties.

         The Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, or "FACT Act", requires financial firms to help deter identity theft, including developing appropriate fraud response programs, and gives consumers more control of their credit data. It also reauthorizes a federal ban on state laws that interfere with corporate credit granting and marketing practices. In connection with the FACT Act, financial institution regulatory agencies proposed rules that would prohibit an institution from using certain information about a consumer it received from an affiliate to make a solicitation to the consumer, unless the consumer has been notified and given a chance to opt out of such solicitations. A consumer's election to opt out would be applicable for at least five years.

         The Check Clearing for the 21st Century Act, or "Check 21", facilitates check truncation and electronic check exchange by authorizing a new negotiable instrument called a "substitute check," which is the legal equivalent of an original check. Check 21 does not require banks to create substitute checks or accept checks electronically; however, it does require banks to accept a legally equivalent substitute check in place of an original. In addition to its issuance of regulations governing substitute checks, the Federal Reserve has issued final rules governing the treatment of remotely created checks (sometimes referred to as "demand drafts") and electronic check conversion transactions (involving checks that are converted to electronic transactions by merchants and other payees).

         The Equal Credit Opportunity Act, or "ECOA", generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.

         The Truth in Lending Act, or "TILA", is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things.

         The Fair Housing Act, or "FH Act", regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. A number of lending practices have been found by the courts to be, or may be considered, illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself.

         The Community Reinvestment Act, or "CRA", is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank's record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution's record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of "outstanding" to a low of "substantial noncompliance." In its last examination for CRA compliance as of May 2004, the Bank was rated "satisfactory."

         The Home Mortgage Disclosure Act, or "HMDA", grew out of public concern over credit shortages in certain urban neighborhoods and provides public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a "fair lending" aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. The Federal Reserve Board amended regulations issued under HMDA to require the reporting for 2004 of certain pricing data with respect to higher priced mortgage loans. The expanded 2004 HMDA data is being reviewed by federal banking agencies and others from a fair lending perspective. We do not expect that the HMDA data reported by the Bank will raise material issues regarding the Bank's compliance with the fair lending laws.

         The term "predatory lending," covers a potentially broad range of behavior. Typically, predatory lending involves at least one, and perhaps all three, of the following elements:

         o making unaffordable loans based on the assets of the borrower rather than on the borrower's ability to repay an obligation ("asset-based lending")

         o inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced ("loan flipping")

         o engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

         FRB regulations aimed at curbing such lending significantly widen the pool of high-cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994, or "HOEPA", a federal law that requires extra disclosures and consumer protections to borrowers. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid.

         The Real Estate Settlement Procedures Act, or "RESPA", requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts. Penalties under the above laws may include fines, reimbursements and other penalties.

         Due to heightened regulatory concern related to compliance with the FACT Act, ECOA, TILA, FH Act, CRA, HMDA, HOEPA and RESPA generally, the Bank may incur additional compliance costs or be required to expend additional funds for investments in its local community.

Proposed Guidance on Nontraditional Mortgage Products

         On December 20, 2005, the federal banking agencies issued for comment proposed guidance on residential mortgage products that allow borrowers to defer repayment of principal and sometimes interest, including "interest only" mortgage loans, and "payment option" adjustable rate mortgages where a borrower has flexible payment options, including payments that have the potential for negative amortization. While acknowledging that innovations in mortgage lending can benefit some consumers, the federal banking agencies in their joint press release stated their concern that these and other practices described in the guidance can present unique risks institutions must appropriately manage. The proposed guidance states that management should (1) assess a borrower's ability to repay the loan, including any balances added through negative amortization, at the fully indexed rate that would apply after the introductory period, (2) recognize that certain nontraditional mortgages are untested in a stressed environment and warrant strong risk management standards as well as appropriate capital and loan loss reserves, and (3) ensure that borrowers have sufficient information to clearly understand loan terms and associated risks prior to making a product or payment choice. It is uncertain at this time whether guidance will be adopted in final form and, if adopted, whether and to what extent final guidance may differ from the proposal and what effect the final guidance may have on financial institutions originating such residential mortgage products, including the Bank.

Safety and Soundness Standards

         In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal and/or state regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency. Finally, pursuant to an interagency agreement, the FDIC can examine any institution that has a substandard regulatory examination score or is considered undercapitalized without the express permission of the institution's primary regulator.

         The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset growth, (v) earnings, and (vi) compensation, fees and benefits. In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should:
(i) conduct periodic asset quality reviews to identify problem assets, (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses, (iii) compare problem asset totals to capital, (iv) take appropriate corrective action to resolve problem assets, (v) consider the size and potential risks of material asset concentrations, and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk. These guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

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

Capital Adequacy Requirements

         The federal banking agencies have adopted regulations establishing minimum requirements for capital adequacy. These agencies may establish higher minimum requirements if, for example, a bank or company previously has received special attention or has a high susceptibility to interest rate risk.

         The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve System and have consolidated assets of $150 million ($500 million, as revised in March
2006) or more. Bank holding companies subject to the Federal Reserve's capital adequacy guidelines are required to comply with the Federal Reserve's risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-adjusted assets is 8%. At least half of the total capital is required to be "Tier I capital," principally consisting of common stockholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the allowance for loan loss. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum.

         As of December 31, 2005, the Company's Tier I leverage ratio was 9.28%, its Tier I risk-based ratio was 8.93% and its total risk-based ratio was 11.02%. As of December 31, 2005, the Bank's Tier I leverage ratio was 10.17%, the Bank's Tier I risk-based ratio was 9.75% and the Bank's total risk-based ratio was 10.81%.

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

         The Bank was "well capitalized" according to the guidelines discussed above, as of December 31, 2005.

Deposit Insurance Assessments

         The Bank's deposits are insured (presently $100,000 per depositor) by the Bank Insurance Fund ("BIF") which is operated by the FDIC. FDIC insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher-risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. The current range of BIF and Saving Association Insurance Fund ("SAIF") assessments are (not including FICO bond assessments) between 0.00% and 0.27% per $100 of domestic deposits. The rate for the Bank was 0.0% for 2004 and 2005.

         The FDIC established a process for raising or lowering all rates for insured institutions semi-annually if conditions warrant a change. Under this system, the FDIC has the flexibility to adjust the assessment rate schedule twice a year without seeking prior public comment, but only within a range of five cents per $100 above or below the premium schedule adopted. Changes in the rate schedule outside the five cent range above or below the current schedule can be made by the FDIC only after a full rulemaking with opportunity for public comment. The BIF is nearing its minimum Designated Reserve Ratio ("DRR") of 1.25% of insured deposits as mandated by law due to continued growth in deposits. Should the DRR drop below 1.25%, the FDIC may be required to assess premiums on all banks. Depending on the amount of the increase, an increase in the assessment rate may have a material adverse effect on the Company's earnings.

         The FDIC is authorized to terminate a depository institution's deposit insurance upon a finding by the FDIC that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency.

         The Bank pays an assessment fee to the FDIC for federal deposit insurance protection. This assessment fee is required for all FDIC-insured banks for the payment of interest on bonds that were issued by the Financing Corporation ("FICO") as a means of capitalizing the Federal Savings and Loan Insurance Corporation. These bonds are commonly known as FICO bonds. The assessment rate for the fourth quarter of 2005 was 1.34 basis points for each $100 of assessable deposits. The Bank paid $75,424 of FDIC Assessments in 2005, as compared to $57,543 in 2004.

         In February 2006, the Federal Deposit Insurance Reform Act of 2006 ("FDIRA") was enacted. Some of the reforms included in the FDIRA will be:

         o merge the Bank Insurance Fund (BIF) and the Savings Associations Insurance Fund (SAIF) into the Deposit Insurance Fund (DIF)
         o increase deposit insurance coverage to $250,000 for certain retirement accounts
         o consider adjustment of the maximum deposit insurance amount of $100,000 to account for inflation
         o change in the formula and factors to be considered by the FDIC in calculating the FDIC reserve ratio
         o credit for depository institutions for past over-payments to the BIF

         At this time it is uncertain what effect FDIRA and the forthcoming regulations will have on the Bank.

Change in Control

         The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting securities or substantially all the assets of any bank or savings bank, or merging or consolidations with another bank holding company or savings bank holding company, without prior approval of the Federal Reserve. Similarly, Federal Reserve approval (or in certain cases, nondisapproval) must be obtained prior to any person acquiring control of a bank holding company. Control is conclusively presumed to exist if, among other things, a person acquires more that 25% of any class of voting stock of the Company or controls in any manner the election of a majority of the directors of the Company. Control is presumed to exist if a person acquires more that 10% of any class of voting stock and the stock is registered under Section 12 of the Exchange Act or the acquirer will be the largest stockholder after the acquisition.

Examinations

         The Federal Reserve, through the BHCA, has the authority to examine and evaluate the Company and its subsidiaries. The DFI periodically examines and evaluates state-chartered banks, including the Bank. These examinations review areas such as capital adequacy, allowance for loan losses, loan portfolio quality and management, consumer and other compliance issues, investments and management practices. In addition to these regular examinations, we are required to furnish quarterly and annual reports to the Federal Reserve. The Federal Reserve and the DFI may exercise cease and desist or other supervisory powers if actions represent unsafe or unsound practices or violations of law. Further, any proposed addition of any individual to the board of directors of a bank or the employment of any individual as a senior executive officer of a bank, or the change in responsibility of such an officer, will be subject to 90 days prior written notice to the Federal Reserve if a bank is not in compliance with the applicable minimum capital requirements, is otherwise a troubled institution or the Federal Reserve determines that such prior notice is appropriate for a bank. The Federal Reserve then has the opportunity to disapprove any such appointment.

Federal Securities Law

         The Company has registered its common stock with the SEC pursuant to
Section 12(g) of the Exchange Act. As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, corporate governance, annual and periodic reporting and other requirements of the Exchange Act are applicable to the Company.

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

Subsidiaries

         The Bank is a subsidiary of the Company. In June 2002, the Company formed Temecula Valley Statutory Trust I, a Connecticut statutory trust, for the purpose of issuing trust preferred securities. In September 2003, the Company formed Temecula Valley Statutory Trust II, a Connecticut statutory trust, for the purpose of issuing trust preferred securities. In September 2004, the Company formed Temecula Valley Statutory Trust III, a Delaware statutory trust, for the purpose of issuing trust preferred securities. In September 2005, the Company formed Temecula Valley Statutory Trust IV, a Delaware statutory trust, for the purpose of issuing trust preferred securities.

Employees

         As of December 31, 2005, the Bank had 260 full-time employees and 21 part time employees. There are no employees at the Company. Our employees are not represented by any collective bargaining group. We consider our relations with our employees to be satisfactory.

ITEM 1A:          RISK FACTORS
                  ------------

Risk Factors That May Affect Future Results of Operations

         In addition to the other information contained in this Annual Report, the following risks may affect the Company. If any of these risks occur, the Company's business, financial condition or operating results could be adversely affected.

The Company's Business Strategy Relies Upon its Chief Executive Officer and Other Key Employees

         Stephen H. Wacknitz has been the president and chief executive officer of the Company and the Bank since the inception of both entities. Mr. Wacknitz developed numerous aspects of the Company's current business strategy and the implementation of such strategy depends heavily upon the active involvement of Mr. Wacknitz. The loss of Mr. Wacknitz' services could have a negative impact on the implementation and success of the Company's business strategy. The Company's success will also depend, in large part, upon its ability to attract and retain highly qualified management, technical and marketing personnel to execute the strategic plan. Competition for qualified personnel, especially those in management, sales and marketing is intense. The Company cannot assure you that it will be able to attract and retain these persons.

The Company's Growth May Not Be Managed Successfully

         The Company has grown substantially from $606,827,529 in total assets and $534,766,705 in total deposits at December 31, 2004 to $868,988,046 in total assets and $742,431,939 in total deposits at December 31, 2005. The Company expects to continue to experience significant growth in assets, deposits and scale of operations. If the Company does not manage its growth effectively, the Company will not have adequate resources to maintain and secure key relationships contemplated by its business plan, and its business and prospects could be harmed. The Company's growth subjects it to increased capital and operating commitments. The Company must recruit experienced individuals that have the skills and experience that it needs to transition the areas of its lending concentration. The plans for continued growth have placed and will continue to place a significant strain on the Company's personnel, systems, and resources. The Company cannot guarantee that it will be able to obtain and train qualified individuals to implement its business strategy in a timely, cost effective and efficient manner.

Dependence on Real Estate

         A significant portion of the loan portfolio of the Bank is dependent on real estate. At December 31, 2005, real estate served as the principal source of collateral with respect to approximately 95.4% of the Bank's loan portfolio. A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by the Bank, as well as the Company's financial condition and results of operations in general and the market value of the Company's common stock. Acts of nature, including earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company's financial condition.

         In the course of business, the Company may, in the future, acquire through foreclosure, properties securing loans which are in default. In commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, the Bank might be required to remove these substances from the affected properties at its sole cost and expense. The cost of this removal could substantially exceed the value of affected properties. The Bank may not have adequate remedies against the prior owner or other responsible parties or could find it difficult or impossible to sell the affected properties. This could have a material adverse effect on the Company's business, financial condition and operating results.

Interest Rate Changes

         The earnings of the Company are substantially affected by changes in prevailing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and the rates the Bank must pay on deposits and borrowings. The difference between the rates the Bank receives on loans and short-term investments and the rates it must pay on deposits and borrowings is known as the interest rate spread. Given the Bank's current volume and mix of interest-bearing assets, the Bank's interest rate spread can be expected to increase when market interest rates are rising, and to decline when market interest rates are declining. Although the Bank believes its current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse impact on its business, financial condition and result of operations.

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

Borrower's Failure to Perform

         A significant number of the Bank's borrowers and guarantors may fail to perform their obligations as required by the terms of their loans, which could result in larger than expected losses. This risk increases when the economy is weak. The Bank has adopted underwriting and credit policies, and loan monitoring procedures, including the establishment and monitoring of allowance for loan losses. Management believes these policies and practices are reasonable and should minimize loan losses by assessing the likelihood of nonperformance, tracking loan performance and diversifying the credit portfolio. However, these policies and procedures may not be adequate to prevent unexpected losses that could materially and adversely affect the results of operations.

Operations Risks

         The Bank is subject to certain operations risks, including, but not limited to, data processing system failures and errors, customers or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. The Bank maintains a system of internal controls to mitigate such occurrences and maintains insurance coverage, when available, to protect against such risks. However, should such an event occur that is not prevented or detected by the Bank's internal controls, or is uninsured or in excess of applicable insurance limits, it could have a significant adverse impact on the Company's business, financial condition or results of operations.

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

Risks Associated with our Stock

Our Stock Trades Less Frequently Than Others.

         Although our common stock is listed for trading on The NASDAQ National Market, the trading volume in our common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.

Our Stock Price Is Affected by a Variety of Factors.

         Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors discussed in this section, including, among other things:

         o Actual or anticipated variations in quarterly results of operations.

         o        Recommendations by securities analysts.

         o Operating and stock price performance of other companies that investors deem comparable to our company.

         o News reports relating to trends, concerns and other issues in the financial services industry.

         o Perceptions in the marketplace regarding our Company and/or its competitors.

Our Common Stock Is Not An Insured Deposit.

         Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this "Risk Factors" section and elsewhere in this Report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you may lose some or all of your investment.

ITEM 1B:          UNRESOLVED STAFF COMMENTS
                  -------------------------

         None

ITEM 2:           PROPERTIES
                  ----------

         The Bank conducts business at eight full-service banking offices in Southern California and multiple loan production offices in twelve states, including California. The main office facilities are located at 27710 Jefferson Avenue, Suite A100, Temecula, California. As of December 31, 2005, the Bank owned the property at one of its branch locations. The remaining banking offices and other offices are leased by the Bank. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance. Total future annual rental payments (exclusive of operating charges and real property taxes) are approximately $5,527,354, with lease expiration dates ranging from 2006 to 2014, exclusive of renewal options.

         At December 31, 2005, the Bank's consolidated investment in premises and equipment, net of accumulated depreciation and amortization, totaled $4,885,015. Total occupancy expense, exclusive of rental payments and furniture and equipment expense was $2,428,252.

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

         The Company is not aware of any material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of the voting securities of the Company as of December 31, 2005, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER
                  --------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of 2005.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS
                  -------------------------------------------------

Trading Information

         As of July 29, 2005, the Company's common stock was listed on The National NASDAQ Market under the symbol TMCV. Prior to that, the Company's common stock was quoted on the Over-the-Counter Bulletin Board under the symbol TMCV.OB. As reported on The National NASDAQ Market, information concerning the range of high and low per share bid prices before July 30, 2005 and the per share closing prices for the Company's common stock after July 29, 2005, for each quarterly period within the past two fiscal years, is set forth below. The quotations before July 29, 2005 below reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                            National NASDAQ Market
                            ----------------------
                 Quarter Ended           High         Low
                 -------------           ----         ---
                 2005
                 September 30              $25.95      $19.16
                 December 31               $24.50      $19.16

                       Over-the-Counter-Bulletin-Board
                       -------------------------------
                 Quarter Ended           High         Low
                 -------------           ----         ---
                 2005
                 March 31                  $18.50      $16.60
                 June 30                   $22.00      $16.80

                 Quarter Ended           High         Low
                 -------------           ----         ---
                 2004
                 March 31                  $14.00      $10.75
                 June 30                   $15.45      $11.01
                 September 30              $19.50      $14.85
                 December 31               $18.50      $15.30

         The foregoing reflects information available to the Company and does not necessarily include all trades in the Company's common stock during the periods indicated.

         As of March 15, 2006, the closing price of the Company's stock, as reported by The National NASDAQ Market was $21.00. As of that date, there were approximately 438 record holders of the Company's common stock and directors and executive officers owned approximately 15% of our outstanding shares.

Dividends

         The Company is a legal entity separate and distinct from the Bank. The Company's shareholders are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available therefore, subject to the restrictions set forth in the California General Corporation Law as well as other restrictions discussed below.

         The availability of operating funds for the Company and the ability of the Company to pay a cash dividend depends largely on the Bank's ability to pay a cash dividend to the Company. The payment of cash dividends by the Bank is subject to restrictions set forth in various federal and state laws and regulations.

         The Federal Reserve has broad authority to prohibit the payment of dividends by the Company depending upon the condition of each entity within the corporate structure. In addition, the future payment of cash dividends will generally depend, subject to regulatory restraints, upon the Company's earnings during any period, and the assessment by the Board of the capital requirements, the Company and other factors, including the maintenance of the allowance for loan losses at the Bank.

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

ITEM 6.           SELECTED FINANCIAL DATA
                  -----------------------

         The following table represents selected financial information for the five years ended December 31, 2005 for the Company and subsidiaries on a consolidated basis. This table should be read in conjunction with the Company's financial statements and related notes. All share and per share data have been restated to reflect the two-for-one stock split in December 2003.


     TEMECULA VALLEY BANCORP INC.
       Selected Financial Data
                                                                          For the Year Ended December 31,
                                             2005             2004             2003             2002            2001
                                        ---------------- ---------------- ---------------- --------------- ----------------
Income Statement:
Interest income                         $    58,125,260  $    33,614,887  $    23,890,500  $   16,509,441  $    12,002,878
Interest expense                             14,583,784        6,414,543        4,946,553       3,124,682        2,734,407
                                        ---------------- ---------------- ---------------- --------------- ----------------
Net interest income                          43,541,476       27,200,344       18,943,947      13,384,759        9,268,471
Provision for loan losses                     2,897,000        3,821,300        1,022,000       2,460,000          400,000
                                        ---------------- ---------------- ---------------- --------------- ----------------
Net interest income                          40,644,476       23,379,044       17,921,947      10,924,759        8,868,471
   after provision for loan losses
Non interest income                          23,822,163       28,698,614       24,481,351      17,941,642        8,971,641
Non interest expense                         40,627,302       33,964,229       29,121,070      21,800,837       14,831,513
                                        ---------------- ---------------- ---------------- --------------- ----------------
Income before income taxes                   23,839,337       18,113,429       13,282,228       7,065,564        3,008,599
Provision for income taxes                    9,886,072        7,535,806        5,427,889       2,874,510        1,205,018
                                        ---------------- ---------------- ---------------- --------------- ----------------
Net income                              $    13,953,265  $    10,577,623  $     7,854,339  $    4,191,054  $     1,803,581
                                        ================ ================ ================ =============== ================

Per Share Data:
Basic earnings per share                $          1.58  $          1.24  $          1.00  $         0.57  $          0.28
Diluted earnings per share              $          1.46  $          1.13  $          0.89  $         0.50  $          0.25

Average common shares outstanding             8,845,736        8,503,179        7,823,951       7,372,504        6,484,108
Average common shares(dilutive)               9,587,559        9,363,868        8,861,706       8,370,040        7,142,290
Book value per share                    $          6.54  $          4.90  $          3.64  $         2.63  $          2.06

Equity shares-beginning balance               8,752,603        8,151,914        7,446,646       7,326,324        5,505,322
Warrants - Shares Issued                              -                -          324,598          66,628            5,058
Options - Shares Issued                         145,094          600,689          380,670          53,694          215,944
Stock offering                                        -                -                -               -        1,600,000
                                        ---------------- ---------------- ---------------- --------------- ----------------
Equity shares-ending balance                  8,897,697        8,752,603        8,151,914       7,446,646        7,326,324
                                        ================ ================ ================ =============== ================

Balance Sheet Data:
Assets                                  $   868,988,046  $   606,827,529  $   431,212,118  $  310,506,097  $   190,024,416
Loans(including loans held for sale)        753,246,789      530,196,252      360,749,391     271,425,826      150,274,574
Other Real Estate Owned                       2,111,250          302,698          485,036               -                -
Fed Funds Sold                               33,200,000       16,800,000       21,400,000               -       16,400,000
FRB/FHLB Stock                                3,098,600        2,377,800        1,145,000       1,460,050          517,250
Deposits                                    742,431,939      534,766,705      383,487,366     269,321,220      172,928,225
FHLB advances                                30,000,000                -                -      10,000,000                -
Junior Subordinated Debt                     28,868,000       20,620,000       12,372,000       7,217,000                -
Stockholders' equity                         58,180,310       42,902,538       29,683,065      19,616,203       15,103,944

ALLL beginning balance                  $     6,362,534  $     3,607,833  $     3,017,395  $    1,239,308  $       927,509
Charge offs                                   (540,152)      (1,096,698)        (505,586)       (707,455)         (88,201)
Recoveries                                      319,773           30,099           74,024          25,542                -
Provision for loan losses                     2,897,000        3,821,300        1,022,000       2,460,000          400,000
                                        ---------------- ---------------- ---------------- --------------- ----------------
ALLL ending balance                     $     9,039,155  $     6,362,534  $     3,607,833  $    3,017,395  $     1,239,308
                                        ================ ================ ================ =============== ================

Nonperforming loans                     $     7,950,601  $    11,799,346        6,764,713       1,908,169          198,861
Government guaranteed portion               (6,513,752)      (8,140,267)      (5,269,317)     (1,077,597)         (92,895)
                                        ---------------- ---------------- ---------------- --------------- ----------------
Net nonperforming loans                 $     1,436,849  $     3,659,079  $     1,495,396  $      830,572  $       105,966
                                        ================ ================ ================ =============== ================

SBA 7A participation sold - period end  $   486,709,949  $   421,529,332  $   287,345,585  $  168,163,922  $    66,819,282
Other participations sold                    16,489,027       18,771,938       18,906,176       8,911,376        3,085,662
                                        ---------------- ---------------- ---------------- --------------- ----------------
Total participation sold - period end   $   503,198,976  $   440,301,270  $   306,251,761  $  177,075,298  $    69,904,944
                                        ================ ================ ================ =============== ================

    TEMECULA VALLEY BANCORP INC.
 Selected Financial Data (continued)
                                                                        For the Year Ended December 31,
                                            2005            2004             2003             2002             2001
                                       --------------- ---------------- ---------------- ---------------- ---------------
Selected Ratio's:
Return on average assets                        1.91%            2.00%            2.04%            1.69%           1.15%
Return on average equity                       27.46%           28.89%           31.84%           24.34%          14.82%
Income tax rate                                41.47%           41.60%           40.87%           40.70%          40.00%

Tier I leverage ratio                           9.28%            9.20%            9.06%            8.53%           7.91%
Tier I risk based ratio                         8.93%            9.68%           10.01%            9.30%           9.39%
Total risk based ratio                         11.02%           11.81%           11.54%           10.61%          10.17%
Average Equity / Average Assets                 6.96%            6.93%            6.45%            6.95%           7.66%

Allowance for loan loss/net loans               1.20%            1.20%            1.00%            1.11%           0.82%
and loans held-for-sale
Allowance for loan loss/net loans               1.35%            1.29%            1.05%            1.21%           0.90%
excluding loans held-for-sale
Allowance for loan loss/net                   629.10%          173.88%          256.71%          363.06%        1180.00%
nonperforming loans
Loan to deposit ratio                         101.46%           99.15%           94.07%          100.78%          86.90%
Avg int earning assets/total assets            87.96%           86.09%           86.34%           86.40%          87.53%

Investment yield (includes FRB/FHLB)            3.29%            1.37%            1.07%            1.54%           3.72%
Loan yield                                      9.12%            7.48%            7.45%            7.99%           9.54%
Total interest bearing assets                   9.05%            7.37%            7.17%            7.71%           8.72%
Interest bearing deposit cost                   2.64%            1.66%            1.82%            1.89%           2.93%
Borrowing cost                                  5.64%            4.04%            4.32%            3.21%             N/A
Net interest margin                             6.78%            5.98%            5.69%            6.23%           6.73%
Net interest spread                             6.24%            5.58%            5.25%            5.72%           5.79%

SBA Loan Servicing:
SBA excess servicing asset             $    8,169,273  $     7,585,712  $     6,116,679  $     3,763,779  $    1,538,437
SBA I/O strip receivable asset             22,067,900       24,679,520       20,495,511       13,120,093       4,136,809
                                       --------------- ---------------- ---------------- ---------------- ---------------
Total SBA servicing asset              $   30,237,173  $    32,265,232  $    26,612,190  $    16,883,872  $    5,675,246
                                       =============== ================ ================ ================ ===============

SBA servicing-fee income               $   10,264,534  $     8,737,520  $     6,026,300  $     2,674,726  $      763,445
SBA servicing-asset                       (7,491,850)      (6,118,947)      (4,233,596)      (1,462,019)       (402,442)
amortization
SBA servicing-guarantee fee to SBA          (134,756)        (118,130)         (98,868)         (83,379)        (21,943)
                                       --------------- ---------------- ---------------- ---------------- ---------------
SBA servicing-net servicing income     $    2,637,928  $     2,500,443  $     1,693,836  $     1,129,328  $      339,060
                                       =============== ================ ================ ================ ===============

Loan Sales:
SBA 7A sales - guaranteed              $  108,911,978  $   146,880,937  $   129,813,081  $   108,212,760  $   42,872,549
SBA 7A guaranteed-sales gain                5,113,129        8,794,797        8,148,585        6,014,821       1,642,461

SBA 7A sales - unguaranteed            $   37,010,997  $    35,365,372  $    19,208,615  $    12,573,048  $    5,933,122
Unguaranteed SBA 7A sales gain              6,509,553        6,360,569        3,191,211        2,094,818         940,392

Mortgage loan sales                    $   13,522,236  $    45,243,206  $   100,800,159  $    83,014,280  $   55,224,847
Mortgage loan sales gain                      285,108        1,511,330        3,568,235        3,100,170       1,553,409

SBA Broker referral income             $    2,470,403  $     2,505,611  $     2,844,613  $     1,971,774  $    1,070,945
Mortgage Broker referral income               898,336          962,813        1,037,621          907,568         864,230

Employee Related:
Full time employees                               281              229              194              181             148
Part time employees                                21               16               14               18              13
Full time equivalent employees                    275              238              204              194             156

Salary continuation plan expense       $      723,442  $     1,084,646  $       531,240  $       267,108  $      165,682

CSV life insurance balance             $   17,590,733  $     9,593,824  $     5,740,729  $     3,983,183  $    2,832,254

CSV Life insurance income              $      605,219  $       378,089  $       250,368  $       175,901  $      144,262
CSV Life insurance expense                   (98,310)         (61,274)         (44,822)         (24,972)        (19,337)
                                       --------------- ---------------- ---------------- ---------------- ---------------
Net Life insurance income              $      506,909  $       316,815  $       205,546  $       150,929  $      124,925
                                       =============== ================ ================ ================ ===============

         The following table sets forth the Company's unaudited results of operations for the four quarters ended in 2005 and 2004. The table also provides total comprehensive income for 2005 which had not been previously reported. The only component of other comprehensive income is the adjustment to fair value, net of tax, of interest-only strips, which are treated like investments in debt securities and are classified as available-for-sale.

                                                           For the Quarters Ended in 2005
                                     ---------------------------------------------------------------------------
                                         March 31,           June 30,        September 30,       December 31,
                                     ---------------------------------------------------------------------------
       Interest income               $    11,410,544  $       13,454,394  $     15,351,569  $        17,908,753
       Interest expense                  (2,378,308)         (3,179,129)       (4,051,121)          (4,975,226)
                                     ---------------------------------------------------------------------------
       Net interest income                 9,032,236          10,275,265        11,300,448           12,933,527
       Provision for loan losses           (838,800)           (804,100)         (346,000)            (908,100)
       Non interest income                 5,783,496           7,464,814         5,599,165            4,974,688
       Non interest expense              (8,836,692)        (10,180,120)      (10,950,340)         (10,660,150)
                                     ---------------------------------------------------------------------------
       Income before income tax            5,140,240           6,755,859         5,603,273            6,339,965
       expense
       Income tax expense                (2,138,560)         (2,812,818)       (2,318,111)          (2,616,583)
                                     ---------------------------------------------------------------------------
                         Net income  $     3,001,680  $        3,943,041  $      3,285,162  $         3,723,382
                                     ===========================================================================

       Total comprehensive income    $     4,698,000  $        3,814,000  $      2,271,000  $         3,843,000
       Basic earnings per share      $          0.34  $             0.45  $           0.37  $              0.42
       Diluted earnings per share    $          0.32  $             0.41  $           0.34  $              0.39

                                                           For the Quarters Ended in 2004
                                     ---------------------------------------------------------------------------
                                         March 31,           June 30,        September 30,       December 31,
                                     ---------------------------------------------------------------------------
       Interest income               $     6,816,628  $        7,790,647  $      8,783,386  $        10,224,226
       Interest expense                  (1,242,563)         (1,375,641)       (1,750,845)          (2,045,494)
                                     ---------------------------------------------------------------------------
       Net interest income                 5,574,065           6,415,006         7,032,541            8,178,732
       Provision for loan losses           (500,000)           (250,000)       (1,635,000)          (1,436,300)
       Non interest income                 6,727,789           6,726,899         7,288,248            7,955,678
       Non interest expense              (7,444,608)         (8,407,711)       (8,665,678)          (9,446,232)
                                     ---------------------------------------------------------------------------
       Income before income tax            4,357,246           4,484,194         4,020,111            5,251,878
       expense
       Income tax expense                (1,785,096)         (1,837,568)       (1,645,749)          (2,267,393)
                                     ---------------------------------------------------------------------------
                         Net income  $     2,572,150  $        2,646,626  $      2,374,362  $         2,984,485
                                     ===========================================================================

       Basic earnings per share      $          0.31  $             0.32  $           0.27  $              0.34
       Diluted earnings per share    $          0.28  $             0.28  $           0.25  $              0.31

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

Results of Operations

Net Income

         For 2005, net income was $13,953,265 or $1.58 per basic share and $1.46 per diluted share. For 2004, net income was $10,577,623 or $1.24 per basic share and $1.13 per diluted share and for 2003, net income was $7,854,339, or $1.00 per basic share and $0.89 per diluted share. The net interest margin for the last three years has been consistently strong. This factor, coupled with gain on sale of loans and servicing income associated with SBA and mortgage loan sales, represents a significant portion of the profit dynamics of the Company.

         The Company sold $37,010,997 of the unguaranteed portion of SBA 7A loans in 2005, which added $6,509,553 to net income. The Company sold $35,365,372 of the unguaranteed portion of SBA 7A loans in 2004, which added $6,360,569 to net income and in 2003 we sold $19,208,615, which added $3,191,211 to income. The Company expects to continue to sell SBA loans in the secondary market while retaining a significant portion of the servicing rights.

         The return on average assets was 1.91% for 2005, compared to 2.00% in 2004, and 2.04% in 2003. The return on average equity was 27.46% for 2005, compared to 28.89% for 2004, and 31.84% for 2003. Due to low interest rates and increasing real estate values loam activity has been robust.

Net Interest Income

         Net interest income was $43,541,476 in 2005, compared to $27,200,344 in 2004, and $18,943,947 in 2003. The growth in net interest income levels have been achieved as a result of strong asset mix, which consists primarily of loans at variable rates, as well as growth of the loan portfolio.

         Net interest margins were 6.78%, 5.98%, and 5.69% for years ended 2005, 2004, and 2003, respectively. The loan-to-deposit ratio at December 31, 2005 was 101.46% at December 2004 it was 99.15%, and at December 31, 2003 it was 94.07%. Loans produced a yield of 9.12% in 2005, 7.48% in 2004, and 7.45% in 2003. Investments yielded 3.29% in 2005, 1.37% in 2004, and 1.07% in 2003. Total interest-earning assets yielded 9.05% in 2005, 7.37% in 2004, and 7.17% in 2003. The cost of interest-bearing deposits was 2.64% in 2005, 1.66% in 2004, and 1.82% in 2003. For 2005, the cost of other borrowings was 5.64% and consisted of FHLB advances and Trust Preferred Borrowings. For 2004, the cost of other borrowings was 4.04% and consisted of FHLB advances and Trust Preferred Borrowings. For 2003, the cost of other borrowings was 4.32% and consisted of Federal Funds Purchased, FHLB advances and Trust Preferred Borrowings. No other borrowings were incurred.

         The following table shows average balances with corresponding interest income and interest expense as well as average yield and cost information for the last three years. Average balances are derived from daily balances, and nonaccrual loans are included as interest-bearing loans for the purposes of these tables.

                                                          Average Balances with Rates Earned and Paid
                                                                    Year ended December 31
                            --------------------------------------------------------------------------------------------------------
                                            2005                                2004                                2003
                                           Interest Average                    Interest Average                    Interest Average
                               Average     Income/  Interest       Average     Income/  Interest       Average     Income/  Interest
                               Balance     Expense   Rate          Balance     Expense   Rate          Balance     Expense   Rate
                               -----------------------------       -----------------------------       -----------------------------
                                                                    ( Dollars in Thousands)
Assets
Securities-HTM  (1)         $      203  $        5    2.90%     $      168  $        2    1.13%     $       41  $        -    0.82%
Federal Funds Sold               7,224         239    3.30%          8,098         111    1.37%         14,191         152    1.07%
                            --------------------------------    --------------------------------    --------------------------------
         Total Investments       7,427         244    3.29%          8,266         113    1.37%         14,232         152    1.07%

      Total Loans (2)          634,731      57,881    9.12%        446,493      33,502    7.48%        318,600      23,738    7.45%
                            --------------------------------    --------------------------------    --------------------------------
   Total Interest-
      Earning Assets           642,158      58,125    9.05%        454,759      33,615    7.37%        332,832      23,890    7.17%
                            -----------------------             -----------------------             -----------------------

Allowance for Loan Loss        (7,606)                             (4,395)                             (3,152)
Cash & Due From Banks           25,385                              21,994                              17,295
Premises & Equipment             4,673                               2,820                               2,196
Other Assets                    65,414                              53,061                              36,310
                            -----------                         -----------                         -----------
   Total Assets             $  730,024                          $  528,239                          $  385,481
                            ===========                         ===========                         ===========

Liabilities and
Shareholders' Equity
Interest Bearing Demand     $   32,791          50    0.15%     $   31,588          45    0.14%     $   24,075          24    0.10%
Money Market                    50,239         911    1.81%         37,770         456    1.20%         37,238         532    1.43%
Savings                         38,010         141    0.37%         40,699         186    0.46%         32,739         192    0.59%
Time Deposits
  under $100,000               175,124       5,555    3.17%        113,802       2,425    2.12%         75,177       1,833    2.44%
Time Deposits $100,000
  or more 194,496                6,293    3.24%        112,964       2,484    2.19%         76,998       1,894    2.46%

Other Borrowings                28,993       1,634    5.64%         20,195         819    4.04%         10,906         471    4.32%
                            --------------------------------    --------------------------------    --------------------------------
   Total Interest
    Bearing Liabilities        519,653      14,584    2.81%        357,018       6,415    1.79%        257,133       4,946    1.92%
                            --------------------------------    --------------------------------    --------------------------------

Non interest Demand            151,447                             128,670                              99,565
Deposits
Other Liabilities                8,116                               5,934                               4,108
Shareholders' Equity            50,808                              36,617                              24,675
   Total Liabilities and
                            -----------                         -----------                         -----------
   Shareholders' equity     $  730,024                          $  528,239                          $  385,481
                            ===========                         ===========                         ===========

                                        -----------                         -----------                         -----------
Net Interest Income                     $   43,541                          $   27,200                          $   18,944
                                        ===========                         ===========                         ===========

 Interest Spread (3)                                  6.24%                               5.58%                               5.25%
                                                    ========                            ========                            ========
Net Interest Margin (4)                               6.78%                               5.98%                               5.69%
                                                    ========                            ========                            ========

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

         The following table shows a comparison of interest income and interest expense as the result of changes in the volumes and rates on average interest-earning assets and average interest-bearing liabilities for the years indicated.

                                                               Rate/Volume Analysis
                                                    Increase/(Decrease) in Net Interest Income
                                                              Year Ended December 31
                                                  2005                                           2004
                             ------------------------------------------    -------------------------------------------
                                 VOLUME           RATE          TOTAL           VOLUME           RATE          TOTAL
Assets
Securities-HTM  (1)          $         -     $        4     $        4     $          1     $        1     $        2
Federal Funds Sold                  (12)            139            127             (65)             24           (41)
                             ------------------------------------------    -------------------------------------------
           Total                    (12)            143            131             (64)             25           (39)
           Investments

           Total Loans (2)        14,981          9,398         24,379            9,630            134          9,764
                             ------------------------------------------    -------------------------------------------
   Total Interest
     Earning Assets          $    14,969     $    9,541     $   24,510     $      9,566     $      159     $    9,725
                             ------------------------------------------    -------------------------------------------
Liabilities and
  Shareholders' Equity
Interest Bearing Demand                2              3              5                8             13             21
Money Market                         151            305            456               11           (87)           (76)
Savings                             (12)           (33)           (45)               47           (53)            (6)
Time Deposits under $100,000       1,307          1,824          3,131              956          (364)            592
Time Deposits $100,000 or more     1,793          2,016          3,809              805          (305)            500
Other Borrowings                     446            367            813              405           (57)            348
                             ------------------------------------------    -------------------------------------------
   Total Interest
     Bearing Liabilities           3,687          4,482          8,169            2,232          (853)          1,379
                             ------------------------------------------    -------------------------------------------
   Net Interest Income       $    11,282          5,059         16,341     $      7,334          1,012          8,346
                             ==========================================    ===========================================

  (1) There are no tax exempt investments in any of the reported years.
  (2) Average balances are net of deferred fees/gains that are amortized to interest income over the term of the respective loan.

Non Interest Income

         Non interest income of $23,822,163 in 2005, $28,698,614 in 2004, and
$24,481,351 in 2003 contributed significantly to earnings. Service charges and fees were $604,408 in 2005, $667,743 in 2004 and $792,292 in 2003. Service
charges and fees decreased in 2004 and 2005 mainly due to a decrease in NSF Fees. Construction fund control fees were $1,548,519 in 2005, $976,592 in 2004, and $840,003 in 2003.

         SBA loan servicing income was $2,637,928 in 2005, $2,500,443 in 2004, and $1,693,836 in 2003. The gain on sale of loans was $13,390,694 in 2005, compared to $18,858,051 in 2004, and $15,779,079 in 2003. The increase in 2004 from 2003 is due to high SBA and mortgage loan sales in 2004. The decrease in 2005 from 2004 is due to more loans originated that were not immediately saleable due to the multiple disbursement nature of the loans. Loan sales consist primarily of SBA guaranteed and unguaranteed loans and mortgage loans that are sold service released. SBA loan sales are expected to continue in the future.

                                                Analysis of Changes in Non Interest Income
                                               Increase/Decrease                       Increase/Decrease
                                   2005           Amount     %             2004           Amount      %            2003
                              ------------------------------------    -------------------------------------    -----------
                                    (Dollars in Thousands)
Service charges and fees      $       604      $     (64)   (10)%     $       668      $    (124)    (16)%     $      792
Gain on loan sales                 13,391         (5,467)   (29)%          18,858           3,079      20%         15,779
Loan broker income                  3,391            (77)    (2)%           3,468           (414)    (11)%          3,882
Servicing income                    2,638             138      6%           2,500             806      48%          1,694
Construction fund control
fees                                1,549             572     59%             977             137      16%            840
Other income                        2,249              21      1%           2,228             734      49%          1,494
                              ----------------------------            ----------------------------             -----------
Total                         $    23,822      $  (4,877)   (17)%     $    28,699      $    4,218      17%     $   24,481
                              ============    ============            ============    ============             == ========

Non Interest Expense

         Non interest expenses are comprised of salaries and benefits, occupancy, furniture and equipment, processing, office expense, professional fees and costs such as legal and auditing, marketing, and regulatory fees. These expenses are closely reviewed and controlled in an effort to maintain the most cost effective operational level.

         Non interest expense was $40,627,302 in 2005, compared to $33,964,229 in 2004, and $29,121,070 in 2003. Salaries and benefits increased to $26,971,422 in 2005 from $22,514,965 in 2004 and $20,484,132 in 2003. The increase in 2005 was due to the continued expansion of the SBA and related sales staff and the opening of our Carlsbad office. The increase in 2004 was due to the addition of branches in Corona and Rancho Bernardo, as well as the general growth of the Company. Occupancy expense was $2,428,252 in 2005, compared to $1,725,034 in 2004, and $1,183,460 in 2003. Loan related expenses are higher due to increases in loan volume, and were $2,138,283, $1,764,034, and $1,708,170 for 2005, 2004, and 2003, respectively. Office expenses have increased over the last three years principally due to internal expansion. The following table presents, for the periods indicated, the major categories of non interest expense:

                                                 Analysis of Changes in Non Interest Expense
                                               Increase/Decrease                      Increase/Decrease
                                    2005           Amount    %             2004           Amount     %           2003
                              -----------------------------------    ------------------------------------    -----------
                                      (Dollars in Thousands)
Salaries and employee
  benefits                    $     26,971      $    4,456   20%     $     22,515      $    2,031    10%     $   20,484
Occupancy of premises                2,428             703   41%            1,725             542    46%          1,183
Loan related expense                 2,138             374   21%            1,764              56     3%          1,708
Furniture and equipment              1,512             376   33%            1,136             244    27%            892
Data processing                      1,127             112   11%            1,015              27     3%            988
Office expenses                      2,677             440   20%            2,237             648    41%          1,589
All other expenses                   3,774             202    6%            3,572           1,295    57%          2,277
                              -----------------------------          -----------------------------           -----------
Total                         $     40,627      $    6,663   20%     $     33,964      $    4,843    17%     $   29,121
                              =============    ============          =============    ============           == ========

Income Taxes

         For 2005 the tax expense was $9,886,072 for an effective rate of 41.47%; for 2004 the tax expense was $7,535,806 for an effective rate of 41.60%, and for 2003 the tax expense was $5,427,889 for an effective rate of 40.87%.

Financial Condition

General

         As of December 31, 2005, total assets increased nearly 43% to $868,988,046, compared to $606,827,529 as of December 31, 2004, and $431,212,118
as of December 31, 2003. Total gross loans increased to $758,095,095 as of December 31, 2005, or 42%, compared to $533,899,733 as of December 31, 2004, and $363,046,406 as of December 31, 2003. Deposits grew 39% to $742,431,939 as of
December 31, 2005, compared to $534,766,705 as of December 31, 2004, and $383,487,366 as of December 31, 2003.

Capital

         The Company's capital increased 36% to $58,180,310 as of December 31, 2005, compared to $42,902,538 as of December 31, 2004, and $29,683,065 as of
December 31, 2003. The Company's equity to assets ratio was 6.70%, 7.07%, and
6.88 % at December 31, 2005, 2004, and 2003, respectively. The Company's budgeting process and strategic plan address the future capital needs of the Company.

         The Company declared a two-for-one stock split to shareholders in December 2003. Whether or not stock dividends, or any cash dividends, will be paid in the future will be determined by the Board of Directors after consideration of various factors. The Company's and the Bank's profitability and regulatory capital ratios, in addition to other financial conditions, will be key factors considered by the Board of Directors in making such determinations regarding the payment of dividends.

         At the end of 2005 and 2004, all Bank capital ratios were above all current Federal capital guidelines for a "well capitalized" bank. Management considers capital requirements as part of its strategic planning process. The strategic plan calls for continuing increases in assets and liabilities, and the capital required may therefore be in excess of retained earnings. The ability to obtain capital is dependent upon the capital markets as well as performance of the Company. Management regularly evaluates sources of capital and the timing required to meet its strategic objectives.

         The following tables present the regulatory standards for well capitalized institutions and the capital ratios for the Company and the Bank at December 31, 2005, 2004, and 2003.

                             Minimum Required
                                for Capital             Actual Ratio
                             Adequacy Purposes           December 31
                            --------------------  --------------------------
 Temecula Valley Bancorp                            2005     2004     2003
                                                    ----     ----     ----
 Tier 1 leverage                        4.0%         9.3%     9.2%     9.0%
 Tier 1 risk-based capital              4.0%         8.9%     9.7%    10.0%
 Total risk-based capital               8.0%        11.0%    11.8%    11.5%

                                                    To Be Well
                                                    Capitalized
                             Minimum Required      Under Prompt
                                for Capital         Corrective           Actual Ratio
                             Adequacy Purposes   Action Provisions        December 31
                             ------------------  ------------------  ----------------------
  Temecula Valley Bank                                               2005    2004    2003
                                                                     ----    ----    ----
  Tier 1 leverage                       4.0%            5.0%         10.2%   10.0%    9.4%
  Tier 1 risk-based capital             4.0%            6.0%          9.8%   10.5%   10.3%
  Total risk-based capital              8.0%           10.0%         10.8%   11.6%   11.3%

Loan Portfolio

         Total loans (including loans held-for-sale), excluding deferred loan fees and allowance for loan loss, were $758,095,095, $533,899,733, and $363,046,406 at December 31, 2005, 2004, and 2003, respectively. Much of the increase is due to increases in construction loans and real estate secured loans. SBA loans, of which the Bank is an active originator, consisting of both commercial and real estate loans, comprises approximately 13% of loans outstanding at December 31, 2005, 22% of total loans outstanding at December 31, 2004, and 28% as of December 31, 2003. Due to the strong real estate market, and the inherent nature of community bank loan markets, over 95% of the loan portfolio is in real estate secured loans as of December 31, 2005, compared to 94% and 85% for comparable periods in 2004, and 2003, respectively. The rate of loan growth is expected to be strong.

         The majority of our loans have floating rates tied to our base rate or other market rate indicators. This serves to lessen the risk from movement in interest rates, particularly rate increases.

         Healthy loan demand in 2005 resulted in a 98.4% increase in construction lending, a 30.7% decrease in commercial loans and a 12.3% increase in real estate lending. At December 31, 2005, there were no mortgage loans outstanding. Mortgage loans outstanding were $2,240,758 as of December 31, 2004, and $2,541,975 as of December 31, 2003. The Bank originated mortgage loans, including brokered loans, totaling $75,015,746 in 2005, compared with $105,545,627 in 2004, and $161,409,182 in 2003. Sales of mortgage loans totaled $13,522,236 in 2005, compared with $45,243,206 in 2004, and $100,800,159 in
2003. The servicing portfolio, which consists primarily of SBA loans sold to other investors, being serviced by the Company was $503,198,976 as of December 31, 2005, compared to $440,301,270 as of December 31, 2004, and $306,251,761 as
of December 31, 2003.

Nonperforming Assets

         Nonperforming assets consist of nonperforming loans and Other Real Estate Owned ("OREO"). The Company had $7,950,601 of nonperforming loans as of December 31 2005, of which $6,513,752 was guaranteed by the SBA, compared to $11,799,346 of nonperforming loans as of December 31, 2004, of which $8,140,267 was government guaranteed and $6,674,713 of nonperforming loans as of December 31, 2003, of which $5,269,317 was government guaranteed. There was $2,111,250 of OREO at December 31, 2005, of which $604,004 was guaranteed by the SBA, compared to $302,698 of OREO at December 31, 2004, of which $227,023 was guaranteed by the SBA, and $485,036 at year end 2003.

Nonaccrual Loans

         Nonaccrual loans, net of the government guaranteed portion, decreased to $1,436,849 or 0.19 % of total gross loans as of December 31, 2005, compared to $3,659,079 or 0.69 % of total gross loans as of December 31, 2004, and $1,405,396 or 0.41% of total gross loans as of December 31, 2003.

Classified Assets

         From time to time, management has reason to believe that certain borrowers may not be able to repay their loans within the parameters of the present repayment terms, even though, in some cases, the loans are current at the time. These loans are graded in the classified loan grades of "substandard" or "doubtful" and include nonperforming loans. Each classified loan is monitored monthly. Classified assets, net of government guarantees, (consisting of nonaccrual loans, loans graded as substandard or lower and OREO) at December 31, 2005, 2004, and 2003 were $2,944,095, $3,734,754, and $1,980,432, respectively.

Risk Management

         The investment of the Company's funds is primarily in loans, where a greater degree of risk is normally assumed, than in other forms of investments. Sound underwriting of loans and continuing evaluations of the underlying collateral and performance of the borrowers are an integral part in the maintenance of a high level of quality in the total assets of the Company. Net loan charge-offs for the year ended December 31, 2005 were $220,379 or 0.03% of average gross loans outstanding, compared to $1,066,599 or 0.24% of average gross loans outstanding, for the year ended December 31, 2004, and $431,561 or 0.14% of average gross loans outstanding, for the year ended December 31, 2003.

Allowance for Loan Losses

         As of December 31, 2005, the balance in the allowance for loan losses was $9,039,155, compared to $6,362,534 as of December 31, 2004, and $3,607,833
as of December 31, 2003. Risks and uncertainties exist in all lending transactions and even though there have historically been very few charge offs in any category of the Company's loans; the Board of Directors has established loss allocations for each loan category. These allocations are based upon loan type as well as market conditions for the underlying real estate and other collateral, trends in the real estate market, economic uncertainties and other risks where it is probable that losses have been incurred. In general, there are no loss allocations established for the government guaranteed portion of commitments to extend credit. The allowance for loan losses was 1.20% of total net loans and loans held-for-sale as of December 31, 2005 and December 31, 2004, and 1.00% as of December 31, 2003. The allowance for loan losses was 1.35% of total net loans excluding loans held-for-sale as of December 31, 2005, 1.29% as of December 31, 2004, and 1.05% as of December 31, 2003. The allowance for loan losses as a percentage of gross nonaccrual loans was 113.69% as of December 31, 2005, compared to 53.92% as of December 31, 2004, and 53.33% as of December 31, 2003. The allowance for loan losses to nonperforming loans, net of government guarantees was 629.10% as of December 31, 2005, compared to 173.88% as of December 31, 2004, and 256.71% as of December 31, 2003.

         During 2003, 2004, and 2005, net charge offs as a percentage of average loans outstanding were only 0.14%, 0.24%, and 0.03%, respectively. The growth in real estate construction lending of approximately 71% resulted in an increase in the level of loss allocations required increasing from $3,607,833 as of December 31, 2003 to $6,362,534 as of December 31, 2004, and to $9,039,155 as of December
31, 2005. The Bank has established loss allocations for each category based upon loan type. Certain loan types may not have incurred charge-offs or have historically had minimal losses, but it is probable that losses have been incurred. The Bank considers trends in delinquencies, potential charge offs by loan type, market for underlying real estate or other collateral, trends in industry types, economic changes and other risks.

         During the year ended December 31, 2005, management charged off $220,379 (net of recoveries) and provided $2,897,000 to the provision for loan losses. During the year ended December 31, 2004, management charged off $1,066,600 (net of recoveries) and provided $3,281,000 to the provision for loan losses. During the year ended December 31, 2003, management charged off $431,561 (net of recoveries) to the allowance while it provided $1,022,000 to the provision for loan losses. Although management believes that we use the best information available to make determinations of the allowance for loan loss, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

Other Assets

         Premises and equipment, accrued interest, deferred tax assets, servicing assets, and interest-only strips are the major components of other assets. Premises and equipment increased to $4,885,015 as of December 31, 2005, compared to $4,379,809 as of December 31, 2004 and $2,185,543 at December 31, 2003. The increase from 2004 to 2003 was due to depreciation expense being less than the replacement or upgrade of existing assets, and the asset additions for new locations.

         Accrued interest increased to $3,471,302 as of December 31, 2005 from $1,947,693 as of December 31, 2004, and $1,296,875 as of December 31, 2003. The
increase in accrued interest is due to the increase in yield on loans from 7.45% for the year ended December 31, 2003 to 7.48% for the year ended December 31, 2004, and 9.12% for the year ended December 31, 2005 and the significant increase in loan balances. Average loan balances increased from $318,599,785 for 2003 to $446,493,154 for 2004, and $634,731,108 for 2005.

         The net servicing asset increased to $8,169,273 as of December 31, 2005, compared to $7,585,712 as of December 31, 2004, and $6,116,680 as of
December 31, 2003. The increase reflects the additions due to loan sales during the year ended December 31, 2005 offset by amortization of the servicing asset. The valuation of the servicing asset reflects estimates of the expected life of the underlying loans, which may be adversely affected by higher than expected levels of pay-offs in periods of lower rates or charge-offs in periods of economic difficulty. In addition, when property values increase due to general economic conditions, borrowers have refinancing opportunities available to them which may result in higher prepayment rates.

         Management evaluates the servicing asset for impairment quarterly. For purposes of measuring impairment, the future servicing cashflows are stratified based on original term to maturity and the expected life of the loans. The amount of impairment recognized is the amount by which the servicing assets for a stratum exceeds their fair value. The weighted average prepayment speed was 13.70% as of December 31, 2005, compared to 15.22% as of December 31, 2004, and 15.67% as of December 31, 2003. See the footnotes to the financial statements, found elsewhere in this Annual Report, for further information on servicing assets.

         Rights to future interest income from serviced loans that exceed contractually specified servicing fees are classified as interest-only strips. Interest-only strips decreased to $22,067,900 as of December 31, 2005 from $24,679,520 as of December 31, 2004, and $20,495,511 as of December 31, 2003.
The decrease is due to the increase in loans serviced for others offset by lower average servicing rates. The average prepayment speed for the interest-only strips is the same as the servicing asset.

Life Insurance -Cash Surrender Value

         The cash surrender value of life insurance is bank owned life insurance ("BOLI"). The BOLI death benefit provides key man insurance for the Bank, as well as providing coverage for the unaccrued liability, in the event of the death of the executive for the executive Salary Continuation Plans ("SCP"). The BOLI had a balance of $17,590,733 at December 31, 2005, compared to $9,593,824 at December 31, 2004, and $5,740,729 at December 31, 2003. The total death benefit at December 31, 2005 was approximately $34,241,989. The BOLI earnings in 2005, net of mortality cost, were $506,909, compared to $281,095 in 2004, and $205,546 in 2003. The net earnings of BOLI are tax-free. The SCP expense before tax in 2005 was $723,442, compared to $1,084,646 in 2004, and $531,240 in 2003.
See the notes in the financial statements for additional information.

Investments/Financial Assets

         Federal Reserve Bank and Federal Home Loan Bank stock, which are not included in the investment category, was $3,098,600 at December 31, 2005, $2,377,800 at December 31, 2004, and $1,145,000 at December 31, 2003. The Bank
had $33,200,000 in Fed Funds Sold at December 31, 2005, compared to $16,800,000 at December 31, 2004, and $21,400,000 at December 31, 2003.

         At the date of purchase, we are required to classify equity and debt securities into one of three categories: held-to-maturity, trading, or available-for-sale. At each annual reporting date, the appropriateness of the classification is reassessed. Investments classified as held-to-maturity are measured at amortized cost in the financial statements and can be so classified only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of sale in the near-term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Investments not classified as either held-to-maturity or trading are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, in a separate component of shareholders' equity until realized.

         For 2005, the ratio of interest-earning assets to total assets was 87.96%, for 2004 it was 86.09% and for 2003 it was 86.34%. The target for the Company is to keep this ratio above 90%, but has remained below that level due to the SBA servicing asset, the related SBA interest-only strip receivable, and the cash surrender value of life insurance. The SBA servicing asset was $8,169,273, the SBA I/O strip receivable was $22,067,900 and the cash surrender value of life insurance was $17,590,733 at December 31, 2005. The SBA servicing asset was $7,585,712, the SBA I/O strip receivable was $24,679,520 and the cash surrender value of life insurance was $9,593,824 at December 31, 2004. At December 31, 2003, the SBA servicing asset was $6,116,680, the SBA I/O strip receivable was $20,495,511 and the cash surrender value of life insurance was $5,740,729. Even though these assets are not considered interest-bearing for net interest margin purposes, they do produce, or are related to, income that is part of non interest income.

Deposits and Borrowed Funds

         The Bank offers a variety of deposit accounts, having a wide range of interest rates and terms, consisting of demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, customer service and referrals to attract and retain these deposits. We do not accept brokered deposits.

         Deposits increased to $742,431,939 at December 31, 2005 from $534,766,705 at December 31, 2004, and $383,487,366 at December 31, 2003. Demand
deposits comprised nearly 21% of the deposits in 2005, 26% in 2004, and 29% in 2003, tiered savings nearly 5% in 2005, 8% in 2004, and 9% in 2003, tiered money market accounts nearly 8% in both 2005 and 2004, and 9% in 2003, NOW accounts comprised nearly 5% in 2005, 6% in 2004, and 8% in 2003 and certificate of deposits nearly 62% in 2005, 53% in 2004, and 46% in 2003. The increase in the ratio of certificates of deposits is due to certificate of deposit promotions in 2004 and 2005 to fund the rapid loan growth.

         More than 57% of all deposits have balances of $100,000 or more. No one customer has balances that exceed 10% of the deposits of the Bank. The Bank depends on core deposits as a source of funds for the loan portfolio. Consequently, the Bank tries to attract core accounts yet maintain a reasonable funding cost. The core deposit base has grown as a result of the addition of two branches in 2004, one branch in 2005, and the continued deposit increases at the five other branches. It is anticipated that the core deposit base will increase in 2006 as a result of the new branch scheduled to open in Solana Beach, CA. The Bank will continue to solicit core deposits to diminish reliance on volatile funds.

         On December 31, 2005, the Company had a Federal Home Loan Bank Advance of $30,000,000 maturing on January 3, 2006 and accruing interest at 4.21%. The Company is required to pledge a certain amount of loans with the Federal Home Loan Bank for collateralization purposes. As of December 31, 2005, $65,687,171 in loans was pledged for an aggregate borrowing line of $30,124,785. The Company had no Federal Home Loan Bank Advances as of December 31, 2004.

         On September 29, 2005, the Company issued $8,248,000 of junior subordinated debt securities to the Company's wholly owned subsidiary, Temecula Valley Statutory Trust IV ("Trust IV"), a statutory trust created under to laws of the State of Delaware. The securities have quarterly interest payments with a rate at 3-month LIBOR plus 1.40%, for an effective rate of 5.97%, as of December 31, 2005, with principal due at maturity in 2035.

         On September 20, 2004, the Company issued $8,248,000 of junior subordinated debt securities to the Company's wholly owned subsidiary, Temecula Valley Statutory Trust III ("Trust III"), a statutory trust created under to laws of the State of Delaware. The securities have quarterly interest payments with a rate at 3-month LIBOR plus 2.20%, for an effective rate of 6.79%, as of December 31, 2005, with principal due at maturity in 2034.

         On September 17, 2003, the Company issued $5,155,000 of junior subordinated debt securities to the Company's wholly owned subsidiary, Temecula Valley Statutory Trust II, ("Trust II"), a Connecticut business trust. The securities have quarterly interest payments with a rate at 3-month LIBOR plus 2.95%, for an effective rate of 7.55%, as of December 31, 2005, with principal due at maturity in 2033.

         During June 2002, the Company issued $7,217,000 of junior subordinated debt securities to the Company's wholly owned subsidiary, Temecula Valley Statutory Trust I, ("Trust I"), a Connecticut business trust. The securities have quarterly interest payments with a rate at 3-month LIBOR plus 3.45%, for an effective rate of 7.80%, as of December 31, 2005, with principal due at maturity in 2032.

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

         The Company's primary source of liquidity is core deposits, although it also relies upon advances from the Federal Home Loan Bank of San Francisco and Federal Fund lines of credit. These funding sources are augmented by payments of principal and interest on loans and sales and participations of eligible loans. Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans and payment of operating expenses.

         The Company experienced net cash outflows from operating activities of $25,643,581 during the year ended December 31, 2005, and $5,163,449 during the year ended December 31, 2004. Net cash inflows were $8,190,025 during the year ended December 31, 2003. Net cash inflows from operating activities during 2005 were primarily from net income of the Company, accompanied by the net proceeds from the sale of loans held for sale.

         Net cash outflows from investing activities of $192,750,857 during 2005, $163,668,832 during 2004, and $100,731,186 during 2003, can be attributed primarily to the growth in the Bank's loan portfolio in excess of proceeds from principal repayments on loans held for investment.

         The Company experienced net cash inflows from financing activities of $246,788,891 during 2005, $161,201,529 during 2004, and $111,108,759 during
2003, primarily due to the growth in deposits.

         As a means of augmenting its liquidity, the Company has established federal funds lines with correspondent banks. At December 31, 2005, the Company's available borrowing capacity includes approximately $18,000,000 in federal funds line facilities, and $30,124,785 in unused Federal Home Loan Bank advances. Management believes its liquidity sources to be stable and adequate. At December 31, 2005, management was not aware of any information that was reasonably likely to have a material effect on the Company's liquidity position.

         The liquidity of the parent company, Temecula Valley Bancorp Inc., is primarily dependent on the payment of cash dividends by its subsidiary, Temecula Valley Bank, subject to restrictions set forth by California Banking Law as well as other regulatory instructions. For the year ended December 31, 2005, 2004, and 2003, no dividends were paid by the Bank to the Company. As of December 31, 2005, approximately $7,074,000 of undivided profits of the Bank were available for dividends to the Company, (an amount that would allow maintenance of the "well capitalized" level).

Contractual Obligations and Commitments

         At December 31, 2005, the Company had commitments to extend credit of $381,603,164 and obligations under letters of credit of $3,980,178, all of which expire within one year. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers' creditworthiness individually.

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

                                                   More than 1      More than 3
                                   One year         year to 3       years to 5       More than
                                    or less           years            years          5 years           Total
                                 --------------    -------------    ------------    -------------    -------------
      FHLB Advances              $   30,000,000    $          -     $         -     $          -     $  30,000,000
      Operating Lease
        Obligations                   1,587,341       2,500,181         908,358          531,475         5,527,355
      Junior Subordinated Debt                -               -               -       28,868,000        28,868,000
      Commitments to Extend Credit  249,368,325      83,953,150         626,528       47,655,161       381,603,164
      Letters of Credit               4,629,907           2,500               -          142,771         4,775,178
                                 --------------    -------------    ------------    -------------    -------------
      Total Contractual
        Obligations              $  285,585,573    $ 86,455,831     $ 1,534,886     $  77,197,407    $ 450,773,697
                                 ==============    =============    ============    =============    =============

                                       41


Critical Accounting Policies and Estimates

         The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

         Significant accounting policies followed by the Company are presented in Note A to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the allowance for loan losses, accounting for stock options, and servicing assets on I/O strips to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

Accounting for the allowance for loan losses

         The provision for loan losses charged to operations reflects management's judgment of the allowance for loan losses and is determined through quarterly analytical reviews of the loan portfolio, problem loans and consideration of such other factors as the Bank's loan loss experience, trends in problem loans, concentrations of credit risk, and current economic conditions, as well as the results of the Bank's ongoing credit examination process and that of its regulators. As conditions change, our level of provision for loan loss and allowance for loan losses may change.

         Larger balance, non-homogenous exposures, representing significant individual credit exposures, are evaluated based upon the borrower's overall financial condition, resources, and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. The allowance for loan losses attributed to these loans is established via a process that begins with estimates of probable incurred losses in the portfolio based upon various statistical analyses. These analyses consider historical and projected default rates and loss severities; internal risk ratings; geographic, industry and other environmental factors; and model imprecision. Management also considers overall portfolio indicators, including trends in internally risk-rated exposures, classified exposures, cash-basis loans and historical and forecasted write-offs; and a review of industry, geographic and portfolio concentrations, including current developments within those segments. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria and loan workout procedures.

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

         Each portfolio of smaller balance, homogeneous loans, including residential first mortgage, revolving credit and most other consumer loans, is collectively evaluated for loss potential. The allowance for loan losses is established via a process that begins with estimates of probable incurred losses in the portfolio, based upon various statistical analyses. These include migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, together with analyses that reflect current trends and conditions. Management also considers overall portfolio indicators, including historical loan losses, delinquent, nonperforming and classified loans, and trends in volumes and terms of loans, an evaluation of overall credit quality and the credit process, including lending policies and procedures, economic, geographical, product, and other environmental factors and model imprecisions.

Servicing Assets and Interest-Only Strips

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

ITEM 7A:          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                  ----------------------------------------------------------

         The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk, even though such activities may be permitted with the approval of the Company's Board of Directors.

         Interest rate risk, as discussed above, is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange risk, equity price risk and commodity price risk, are not significant in the normal course of the Company's business activities.

ITEM 8:           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                  -------------------------------------------

Reports of Independent Registered Public Accounting Firms                  47

CONSOLIDATED FINANCIAL STATEMENTS
   Consolidated Statements of Financial Condition                          49
   Consolidated Statements of Income                                       50
   Consolidated Statement of Changes in Shareholders' Equity               51
   Consolidated Statements of Cash Flows                                   52
   Notes to Consolidated Financial Statements                              53

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
                  -----------------------------------------------------------

         In April 2005, Vavrinek, Trine, Day & Co., LLP ("Vavrinek") resigned as the Company's independent auditors. The resignation was prompted by the fact that, by mutual agreement between us and Vavrinek, it would be prudent to engage a firm with more resources to match our anticipated growth and operating complexity as well as a firm with several accelerated filer clients with stock that is publicly traded. This decision was approved by our Audit Committee and our Board. During the time we engaged Vavrinek, including our two most recent fiscal years ended December 31, 2003 and 2004, Vavrinek has never issued to us an adverse opinion or a disclaimer of opinion, and none of Vavrinek's opinions during such periods were qualified or modified as to uncertainty, audit scope or accounting principals. Moreover, during the time we engaged Vavrinek, including our two most recent fiscal years ended December 31, 2003 and 2004, there has never been, at any time, any disagreements on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure with disagreement(s), if not resolved to the satisfaction of Vavrinek, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

         The decision to change accountants was recommended by the Audit Committee and approved by our Board of Directors. On August 31, 2005, Crowe Chizek and Company LLP was engaged as the independent auditors for the Company upon the approval of the Audit Committee.

ITEM 9A:          CONTROLS AND PROCEDURES
                  -----------------------

         The Company's principal executive officer and the person performing the functions of the Company's principal financial officer have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2005. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective. The evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Management of Temecula Valley Bancorp Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2005. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 based upon criteria in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management believes that the Company's internal control over financial reporting was effective as of December 31, 2005.

         The Company's independent registered public accounting firm has issued an audit on Management's assessment of the Company's internal control over financial reporting.


/s/ Stephen H. Wacknitz         /s/ Donald A. Pitcher
-----------------------         ---------------------
Chief Executive Officer         Chief Financial Officer     Dated March 30, 2006

ITEM 9B:          OTHER INFORMATION
                  -----------------

         On November 16, 2005, the Company approved the provision of an indemnity to our transfer agent on behalf of Director Aichle and related entities in connection with the issuance of stock certificates to replace lost certificates representing 72,244 shares of common stock, and Director Aichle his related entities indemnified the Company in connection with losses we may incur as a result of the provision of the to our transfer agent. These agreements are at Exhibits 10.40 and 10.41.

         The Bank entered into an Employment Agreement with Robert Flores dated January 27, 2005. The agreement is Exhibit 10.25 to the Company's Form 10-K filed March 31, 2005.

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

                  With regard to Item 406, the Company has adopted a Code of Business Conduct and Ethics that applies to its principal executive officer, principal financial officer and controller. The policy may be viewed at the Company's website at www.temvalbank.com. Neither our website, nor the hyperlinks within our website are incorporated into this document.

ITEM 11:          EXECUTIVE COMPENSATION
                  ----------------------

         The information required by this Item is incorporated by reference from the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders under the caption "Executive Officers and Compensation."

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                  --------------------------------------------------------------

         The information required by this Item is incorporated by reference from the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders under the caption "Stock Ownership."

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                  ----------------------------------------------

         The information required by this Item is incorporated by reference from the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders under the caption "Certain Relationships and Other Transactions."

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES
                  --------------------------------------

         The information required by this Item is incorporated by reference from the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders under the caption "Selection of Independent Auditors."

                                     PART IV

ITEM 15:          EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                  ---------------------------------------

(a) Documents Filed as Part of this Annual Report
       (1) See Index to Financial Statements in Item 8 on Page 43 of this Report

       (2) Financial Statement Schedules
           Not applicable.

(b) See Index to Exhibits on Page 70 of this Report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        TEMECULA VALLEY BANCORP INC.

DATE:  March 30, 2006          BY:      /s/ Stephen H. Wacknitz
                                        ----------------------------------------
                                        Stephen H. Wacknitz, President/CEO,
                                        Chairman of the Board

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

Signature                                      Title                  Date

/s/ Steven W. Aichle                           Director           March 30, 2006
----------------------------------------
Dr. Steven W. Aichle

/s/ Dr. Robert P. Beck                         Director           March 30, 2006
----------------------------------------
Dr. Robert P. Beck

/s/ Neil M. Cleveland                          Director           March 30, 2006
----------------------------------------
Neil M. Cleveland

/s/ George Cossolias                           Director           March 30, 2006
----------------------------------------
George Cossolias

/s/ Luther J. Mohr                             Director           March 30, 2006
----------------------------------------
Luther J. Mohr

/s/ Stephen H. Wacknitz                        Chairman           March 30, 2006
----------------------------------------
Stephen H. Wacknitz

/s/ Richard W. Wright                          Director           March 30, 2006
----------------------------------------
Richard W. Wright

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Temecula Valley Bancorp Inc. and Subsidiary
Temecula, California

         We have audited the accompanying consolidated statement of financial condition of Temecula Valley Bancorp Inc. and Subsidiary (the Company) as of December 31, 2005, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended. We have also audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, included in Item 9a of Form 10-K, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the account principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining and understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Temecula Valley Bancorp Inc. and Subsidiary as of December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).



                                                    Crowe Chizek and Company LLP
Oak Brook, Illinois
March 30, 2006

             Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of
Temecula Valley Bancorp Inc. and Subsidiary

         We have audited the accompanying consolidated statement of financial condition of Temecula Valley Bancorp Inc. and Subsidiary as of December 31, 2004 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the two years ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company of Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Temecula Valley Bancorp Inc. and Subsidiary as of December 31, 2004, and the results of its operations and its cash flows for the two years ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Vavrinek, Trine, Day & Co., LLP

Laguna Hills, California
March 23, 2005

                                       TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                                           December 31,             December 31,
                                                                               2005                     2004
                                                                        --------------------    ---------------------
      ASSETS

      Cash and Due from Banks                                           $        18,311,714     $          6,317,261
      Federal Funds Sold                                                         33,200,000               16,800,000
                                                                        --------------------    ---------------------
                                       TOTAL CASH AND CASH EQUIVALENTS           51,511,714               23,117,261
      Loans Held-for-Sale                                                        82,813,405               37,776,105
      Loans:
         Commercial                                                              30,786,823               23,560,360
         Real Estate - Construction                                             332,184,415              194,204,521
         Real Estate - Other                                                    307,990,676              275,562,420
         Consumer                                                                 4,319,776                2,796,327
                                                                        --------------------    ---------------------
                                   TOTAL LOANS                                  675,281,690              496,123,628
      Net Deferred Loan Fees                                                    (4,848,306)              (3,703,481)
      Allowance for Loan Losses                                                 (9,039,155)              (6,362,534)
                                                                        --------------------    ---------------------
                                    NET LOANS                                   661,394,229              486,057,613

      Federal Reserve and Federal Home Loan Bank Stock, at Cost                   3,098,600                2,377,800
      Premises and Equipment                                                      4,885,015                4,379,809
      Other Real Estate Owned                                                     2,111,250                  302,698
      Cash Surrender Value of Life Insurance                                     17,590,733                9,593,824
      Deferred Tax Assets                                                         5,744,355                4,370,990
      Servicing Assets                                                            8,169,273                7,585,712
      Interest-Only Strips Receivable                                            22,067,900               24,679,520
      Accrued Interest Receivable                                                 3,471,302                1,947,693
      Other Assets                                                                6,130,270                4,638,504
                                                                        --------------------    ---------------------
                                                                        $       868,988,046     $        606,827,529
                                                                        ====================    =====================

      LIABILITIES AND SHAREHOLDERS' EQUITY
      Deposits:
         Non Interest-Bearing Demand                                    $       155,992,027     $        138,041,385
         Money Market and NOW                                                    93,824,731               73,880,005
         Savings                                                                 34,850,882               41,838,703
         Time Deposits, Under $100,000                                          217,748,575              135,915,448
         Time Deposits, $100,000 and Over                                       240,015,724              145,091,164
                                                                        --------------------    ---------------------
                                                        TOTAL DEPOSITS          742,431,939              534,766,705

      FHLB Advances                                                              30,000,000                        -
      Accrued Interest Payable                                                      957,246                  405,927
      Junior Subordinated Debt                                                   28,868,000               20,620,000
      Other Liabilities                                                           8,550,551                8,132,359
                                                                        --------------------    ---------------------
                                                     TOTAL LIABILITIES          810,807,736              563,924,991
      Shareholders' Equity:
         Common Stock No Par Value; 40,000,000 Shares
            Authorized; 8,897,697 and 8,752,603 Shares Issued
            and Outstanding at December 31, 2005 and 2004                        17,639,669               16,724,128
         Accumulated other comprehensive income                                     408,966                        -
         Retained Earnings                                                       40,131,675               26,178,410
                                                                        --------------------    ---------------------
                                            TOTAL SHAREHOLDERS' EQUITY           58,180,310               42,902,538
                                                                        --------------------    ---------------------
                                                                        $       868,988,046     $        606,827,529
                                                                        ====================    =====================

                                  See accompanying notes to the consolidated financial statements

                                  TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF INCOME
                          For the Years Ended December 31, 2005, 2004, and 2003

                                                           2005                   2004                   2003
                                                    -------------------     ------------------     -----------------
      INTEREST INCOME
         Loans, including fees                      $       57,880,625      $      33,501,670      $     23,738,166
         Investment Securities                                   5,889                  1,906                   336
         Federal Funds Sold                                    238,746                111,311               151,998
                                                    -------------------     ------------------     -----------------
                             TOTAL INTEREST INCOME          58,125,260             33,614,887            23,890,500
      INTEREST EXPENSE
         Money Market and NOW                                  960,986                500,661               555,883
         Savings Deposits                                      141,311                186,154               192,313
         Time Deposits                                      11,847,827              4,909,109             3,727,584
         Junior Subordinated Debt and Other
      Borrowings                                             1,633,660                818,619               470,773
                                                    -------------------     ------------------     -----------------
                            TOTAL INTEREST EXPENSE          14,583,784              6,414,543             4,946,553
                                                    -------------------     ------------------     -----------------
                               NET INTEREST INCOME          43,541,476             27,200,344            18,943,947
      Provision for Loan Losses                              2,897,000              3,821,300             1,022,000
                                                    -------------------     ------------------     -----------------
                         NET INTEREST INCOME AFTER
                         PROVISION FOR LOAN LOSSES          40,644,476             23,379,044            17,921,947
      NON INTEREST INCOME
         Service Charges and Fees                              604,408                667,743               792,292
         Gain on Sale of Loans                              13,390,694             18,858,051            15,779,079
         Gain(Loss) on Other Assets and
              Other Real Estate Owned                         (21,536)               (67,998)                27,430
         Servicing Income                                    2,637,928              2,500,443             1,693,836
         Loan Broker Income                                  3,390,597              3,468,424             3,882,234
         Loan Related Income                                 2,392,045              2,377,083             2,348,698
         Other Income                                        1,428,027                894,868              (42,218)
                                                    -------------------     ------------------     -----------------
                         TOTAL NON INTEREST INCOME          23,822,163             28,698,614            24,481,351
                                                    -------------------     ------------------     -----------------
      NON INTEREST EXPENSE
         Salaries and Employee Benefits                     26,971,422             22,514,965            20,484,132
         Occupancy Expenses                                  2,428,252              1,725,034             1,183,460
         Furniture and Equipment                             1,512,288              1,136,173               892,154
         Data Processing                                     1,127,123              1,015,480               988,279
         Marketing and Business Promotion                    1,121,968                968,218               723,429
         Legal and Professional                              1,055,429                704,747               411,537
         Regulatory Assessments                                246,112                175,814               137,506
         Travel & Entertainment                                947,870                704,034               528,860
         Loan Related Expense                                2,138,283              1,764,034             1,708,170
         Office Expenses                                     2,676,976              2,237,347             1,589,448
         Other Expenses                                        401,579              1,018,383               474,095
                                                    -------------------     ------------------     -----------------

                        TOTAL NON INTEREST EXPENSE          40,627,302             33,964,229            29,121,070
                                                    -------------------     ------------------     -----------------
                  INCOME BEFORE INCOME TAX EXPENSE          23,839,337             18,113,429            13,282,228
      Income Tax expense                                     9,886,072              7,535,806             5,427,889
                                                    -------------------     ------------------     -----------------
                                        NET INCOME  $       13,953,265      $      10,577,623      $      7,854,339
                                                    ===================     ==================     =================
      Per Share Data :
         Net Income - Basic                                      $1.58                  $1.24                 $1.00
         Net Income - Diluted                                    $1.46                  $1.13                 $0.89

                                  See accompanying notes to the consolidated financial statements

                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              For the Years Ended December 31, 2005, 2004, and 2003
                                                                                                   Accumulated
                                                                                                      Other
                                 Comprehensive                    Common          Retained         Comprehensive
                                    Income       Shares            Stock          Earnings           Income              Total
                                               -----------    -------------    -------------    ---------------    --------------
Balance at January 1, 2003                      7,446,646     $  11,869,755    $  7,746,448     $            -     $   19,616,203
Exercise of Stock Options,
   Including the
Realization of
   Tax Benefits of $424,910                       380,670        1,401,026                                              1,401,026

Exercise of Warrants                              324,598          811,497                                                811,497

Net Income                                                                        7,854,339                             7,854,339
                                               -----------    -------------    -------------    ---------------    --------------
Balance at December 31, 2003                    8,151,914     $  14,082,278    $  15,600,787    $            -     $   29,683,065
Exercise of Stock Options,
   Including the
Realization of
   Tax Benefits of $967,660                       600,689         2,641,850                                             2,641,850

Net Income                                                                        10,577,623                           10,577,623
                                               -----------    -------------    -------------    ---------------    --------------
Balance at December 31, 2004                    8,752,603     $  16,724,128    $  26,178,410    $            -     $   42,902,538
Exercise of Stock Options,
   Including the
Realization of
   Tax Benefits of $39,884                        145,094          915,541                                                915,541

Net Income                       13,953,265                                       13,953,265                 -         13,953,265
Other comprehensive
 income, net                        408,966                                                            408,966            408,966
                              ----------------

Total comprehensive income    $  14,362,231
                              ================ -----------    -------------    -------------    ---------------    --------------
Balance at December 31, 2005                    8,897,697     $  17,639,669    $  40,131,675    $      408,966     $   58,180,310
                                               ===========    =============    =============    ===============    ==============

                                  See accompanying notes to the consolidated financial statements

                                   TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             For the Years Ended December 31, 2005, 2004, and 2003

                                                                      2005                   2004                   2003
                                                               -----------------    --------------------   -------------------
OPERATING ACTIVITIES
   Net Income                                                  $     13,953,265     $        10,577,623    $        7,854,339
   Adjustments to Reconcile Net Income
      to Net Cash Provided by Operating Activities:
   Depreciation and Amortization                                      8,638,973               6,970,596             4,946,316
   Amortization of debt issuance costs                                   70,200                  74,867                18,734
   Net change in deferred loan origination fees                     (1,144,825)             (1,406,466)             (957,251)
   Provision for Loan Losses                                          2,897,000               3,821,300             1,022,000
   Provision for Deferred Taxes                                     (1,670,000)             (1,977,990)             (665,000)
   Gain on Sale of Loans                                           (13,390,694)            (18,858,051)          (15,779,079)
   Loans Originated for Sale                                      (209,935,641)           (265,250,247)         (246,036,807)
   Proceeds from Loan Sales                                         176,918,823             259,284,600           257,672,323
   Loss (Gain) on Sale of Other Real Estate Owned                        26,297                  72,998              (19,880)
   Net Increase in Cash Surrender Value of Life Insurance             (506,909)               (316,815)             (205,546)
   Federal Home Loan Bank Stock Dividend                               (68,900)                (39,500)              (21,500)
   Net Change in Accrued Interest, Other Assets and Other
Liabilities                                                         (1,431,170)               1,883,636               361,376
                                                               -----------------    --------------------   -------------------
NET CASH PROVIDED(USED) BY OPERATING ACTIVITIES                    (25,643,581)             (5,163,449)             8,190,025

INVESTING ACTIVITIES
   Purchases of Held-to-Maturity Investments                        (1,194,111)               (997,794)             (299,664)
   Purchases of Federal Reserve and Federal Home Loan Bank Stock      (651,900)             (1,193,300)             (203,450)
   Proceeds from Maturities of Held-to-Maturity Securities            1,200,000               1,000,000               300,000
   Proceeds from Sale of Federal Home Loan Bank Stock                         -         -                             571,900
   Net Increase in Loans                                          (183,664,319)           (157,465,280)          (99,932,384)
   Purchase of Cash Surrender Value Life Insurance                  (7,490,000)             (3,572,000)           (1,552,000)
   Proceeds from Sale of Premises and Equipment                         128,500                  49,000                29,000
   Proceeds from Sale of Other Real Estate Owned                        647,101               1,519,340               870,880
   Purchases of Premises and Equipment                              (1,726,128)             (3,008,798)             (515,468)
                                                               -----------------    --------------------   -------------------
NET CASH USED BY INVESTING ACTIVITIES                             (192,750,857)           (163,668,832)         (100,731,186)

FINANCING ACTIVITIES
   Net Increase in Demand Deposits and Savings Accounts              30,907,547              44,872,620            31,444,106
   Net Increase in Time Deposits                                    176,757,687             106,406,719            82,722,040
   Net Change in Federal Home Loan Bank Advances                     30,000,000                       -          (10,000,000)
   Proceeds from Issuance of Junior Subordinated Debt                 8,248,000               8,248,000             5,155,000
   Proceeds from Exercise of Warrants                                         -         -                             811,497
   Proceeds from Exercise of Stock Options                              875,657               1,674,190               976,116
                                                               -----------------    --------------------   -------------------
NET CASH  PROVIDED BY FINANCING ACTIVITIES                          246,788,891             161,201,529           111,108,759
                                                               -----------------    --------------------   -------------------

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                      28,394,453             (7,630,752)            18,567,598
Cash and Cash Equivalents at Beginning of Year                       23,117,261              30,748,013            12,180,415
                                                               -----------------    --------------------   -------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                       $     51,511,714     $        23,117,261    $       30,748,013
                                                               =================    ====================   ===================
Supplemental Disclosures of Cash Flow Information:
   Interest Paid                                               $     14,032,465     $         6,287,236    $        4,895,119
   Income Taxes Paid                                           $     13,794,373     $         8,469,371    $        7,117,636
   Transfer of Loans to Other Real Estate Owned                $      2,481,950     $         1,410,000    $        1,336,036

                                  See accompanying notes to the consolidated financial statements

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

                           PRINCIPLES OF CONSOLIDATION

         On June 3, 2002, Temecula Valley Bancorp Inc. acquired all the outstanding shares of Temecula Valley Bank by issuing 7,346,406 shares of common stock in exchange for the surrender of all outstanding shares of Temecula Valley Bank's common stock. There was no cash involved in this transaction. The acquisition was accounted for as a reverse merger. The consolidated financial statements contained herein have been restated to give full effect to this transaction. The consolidated financial statements include the accounts of Temecula Valley Bancorp Inc. (the "Bancorp"), and its wholly-owned subsidiary, Temecula Valley Bank (the "Bank"), collectively referred to herein as the "Company". All significant intercompany transactions have been eliminated.

Nature of Operations
--------------------

         The Company has been organized as a single operating segment and operates eight branches in Temecula, Murrieta, Fallbrook, El Cajon, Escondido, Corona, Rancho Bernardo, and Carlsbad, California. In addition, as a Nationwide SBA Preferred Lender, the Company operates business loan centers in Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Pennsylvania, Texas, and Washington.

         The Bank's primary sources of revenue are providing loans to customers, who are predominately small and middle-market businesses and individuals, and originating government guaranteed loans for sale to institutional investors in the secondary market. The Company also generates fee income by servicing the government guaranteed loans.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

         The preparation of financial statements, in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates associated with the allowance for loan losses, SBA servicing assets, and SBA interest-only strips receivable are particularly susceptible to change. Actual results could differ from those estimates.

Cash Flows
----------

         For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks and federal funds sold. Generally, federal funds are sold for one day periods. Net cash flows are reported for customer loan and deposit transactions.

Cash and Due From Banks
-----------------------

         As a member of the Federal Reserve Bank, we are required to maintain a percentage of our deposits as reserves in cash or on deposit with the Federal Reserve Bank. The average daily reserve requirements as of December 31, 2005 and 2004 were $11,593,000 and $13,418,000, respectively. The Company complied with the reserve requirements as of December 31, 2005 and 2004.

         The Company maintains amounts due from banks which exceed federally insured limits. The Company has not experienced any losses in such accounts.

Investment Securities
---------------------

         Debt securities, for which the Company has the positive intent and ability to hold to maturity, are reported at cost adjusted for premiums and discounts that are recognized in interest income, using the interest method over the period to maturity. Investments not classified as trading securities nor as held-to-maturity securities are classified as available-for-sale securities and recorded at fair value. Unrealized gains or losses on available-for-sale securities are reported as a separate component of other comprehensive income included in shareholders' equity, net of taxes. Available-for-sale and held-to-maturity securities are assessed at each reporting date to determine whether there is an other-than-temporary impairment. Impairments, if any, are required to be recognized in current earnings rather than as a separate component of shareholders' equity. In estimating other-than-temporary losses, management considers: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Company's ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. Realized gains or losses on sales of held-to-maturity or available-for-sale securities are recorded using the specific identification method.

Federal Home Loan Bank (FHLB) Stock
-----------------------------------

         The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Loans
-----

         Loans receivable, that management has the intent and ability to hold for the foreseeable future or until maturity or payoff, are reported at their outstanding unpaid principal balances reduced by any charge-offs or allowance for loan losses and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due or is 90 days or more past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

Loans Held-for-Sale
-------------------

         Mortgage loans and SBA loans, originated and intended for sale in the secondary market, are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

Loan Sales Recognition
----------------------

         Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Under this statement transfers of financial assets are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

         To calculate the gain (loss) on sale of loans, the Company's investment in the loan is allocated among the retained portion of the loan, the servicing retained, the interest-only strip and the sold portion of the loan, based on the relative fair market value of each portion. The gain (loss) on the sold portion of the loan is recognized at the time of sale based on the difference between the sale proceeds and the allocated investment. As a result of the relative fair value allocation, the carrying value of the retained portion is discounted, with the discount accreted to interest income over the life of the loan.

Servicing Assets and Interest-Only Strips Receivable
----------------------------------------------------

         Servicing assets represent the allocated value of retained servicing rights on loans sold. Servicing assets are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the assets, using groupings of the underlying loans as to interest rates and then, secondarily, as to loan type and investor. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance, to the extent that fair value is less than the capitalized amount for the grouping. The portion of servicing fees in excess of the contractual servicing fees is reflected as interest-only (I/O) strips receivable, which are classified as available-for-sale and are carried at fair value.

Allowance for Loan Losses
-------------------------

         The allowance for loan losses is a valuation allowance for probable incurred credit losses established through charges to earnings in the form of a provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequently, recoveries are credited to the allowance.

         Quarterly detailed reviews are performed to identify the risks inherent in the loan portfolio, assess the overall quality of the loan portfolio and the related provision for loan losses to be charged to expense. The analysis considers general factors such as evaluation of collateral securing the credit, changes in lending policies and procedures, economic trends, loan volume trends, changes in lending management and staff, trends in delinquencies, nonaccruals and charge-offs, changes in loan review and Board oversight, the effects of competition, legal and regulatory requirements and factors inherent to each loan pool. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

         A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

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

         Premises and equipment are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

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

Cash Surrender Value of Life insurance
--------------------------------------

         The Company has purchased life insurance policies on certain key executives. Company owned life insurance (or Bank owned life insurance "BOLI") is recorded at its cash surrender value or the amount that can be realized.

Advertising

         The Company expenses the costs of advertising in the period incurred.

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

Comprehensive Income
--------------------

         Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on interest-only strips. At December 31, 2005, the unrealized gain on the interest-only strip was $705,672 which resulted in $408,966 of other comprehensive income (net of $296,706 in deferred taxes). For the years ending December 31, 2004, and 2003, the Company had no accumulated other comprehensive income and there were no significant components of comprehensive income with the exceptions of net income.

Loan Commitments and Related Financial Instruments
--------------------------------------------------

         In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Loss Contingencies
------------------

         Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Dividend Restrictions
---------------------

         Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders.

Operating Segments
------------------

         While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Disclosure about Fair Value of Financial Instruments
----------------------------------------------------

         SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", specifies the disclosure of the estimated fair value of financial instruments. The Company's estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies as described in a separate note. Considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts the Company could have realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

Stock-Based Compensation
------------------------

         The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, we measure the compensation cost for stock options as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. SFAS No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.

         Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced as described in the following pro forma schedule.

                                                                   2005               2004               2003
                                                               --------------    ----------------    --------------
       Net Income:
          As reported                                          $   13,953,265    $    10,577,623     $   7,854,339
          Stock-Based Compensation That would have been
             reported Using the Fair Value Method of SFAS 123        (488,278)          (342,047)         (494,780)
                                                               --------------    ----------------    --------------
          Pro Forma Net Income                                 $   13,464,987    $    10,235,576     $   7,359,559
                                                               ==============    ================    ==============

       Per Share Data:
       Net Income - Basic
          As Reported                                                  $1.58               $1.24             $1.00
          Pro Forma                                                    $1.52               $1.20             $0.94
       Net Income - Diluted
       As Reported                                                     $1.46               $1.13             $0.89
       Pro Forma                                                       $1.40               $1.09             $0.82

Effect of Newly Issued but Not Yet Effective Accounting Standards
-----------------------------------------------------------------

         In December 2004, FASB revised SFAS No. 123 and issued SFAS No. 123R, "Share-Based Payment". This statement eliminates the alternative to use Opinion No. 25's intrinsic value of accounting. Instead, this statement requires all public companies, beginning with the next fiscal year beginning after June 15, 2005, to measure the compensation expense for stock options at the fair value of the options when granted. The cost is then to be expensed over the employee service period, which is the vesting period of the options. This will apply to awards granted or modified after the effectiveness of the new requirements. In addition, a compensation expense will be recorded for prior option grants that vest after the effectiveness of the requirements. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. However, options outstanding at December 31, 2005 that subsequently vest will result in net compensation costs of $681,127, $572,954, and $304,837 for the years ended December 31, 2006, 2007, and 2008, respectively.

Current Accounting Pronouncements
---------------------------------

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3". This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement that does not include specific transition provisions. Unless impracticable, SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle. This statement requires that the new accounting principle be reflected in the carrying value of assets and liabilities as of the earliest period practicable and that the offsetting adjustment be recorded to the opening balance of retained earnings rather than being reported in an income statement. When it is impracticable to determine the period-specific effects of an accounting change, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. Management does not believe adoption of SFAS No. 154 will have a material impact on the Company's financial statements.

         In November 2005, the FASB issued Staff Position ("FSP") Nos. FAS 115-1 and 124-1 to address the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impaired loss. This FSP nullified certain requirements of Emerging Issues Task Force 03-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-1), and references existing guidance on other-than-temporary impairment. Furthermore, this FSP creates a three step process in determining when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The FSP is effective for reporting periods beginning after December 15, 2005. It is not anticipated that adoption will have a material impact on our financial condition or results of operations.

         During December 2005, the FASB issued FSP Statement of Position ("SOP") 94-6-1, "Terms of Loan Products That May Give Rise to a Concentration of Credit Risk", which addresses the circumstances under which the terms of loan products give rise to such risk and the disclosures or other accounting considerations that apply for entities that originate, hold, guarantee, service, or invest in loan products with terms that may give rise to a concentration of credit risk. The guidance under this FSP is effective for interim and annual periods ending after December 19, 2005 and for loan products that are determined to represent a concentration of credit risk, disclosure requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, should be provided for all periods presented. The adoption of this FSP did not have a significant impact on the Company's consolidated financial statements.

Reclassifications
-----------------

         Certain reclassifications were made to prior year's presentation to conform to the current year.

NOTE B - LOANS
--------------------------------------------------------------------------------

         The Company's loan portfolio consists primarily of loans to borrowers within Temecula, California, its surrounding communities, and the surrounding communities of the other business loan centers. Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in our market area and, as a result, the Company's loan and collateral portfolios are, to some degree, concentrated in those industries. We have no negative amortization loans, but do have construction loans that pay interest out of interest reserve advances. The interest reserve is funded through advances on the construction loans.

         The Company also originated mortgage and SBA loans for sale to institutional investors. A substantial portion of the Company's revenues are from origination of loans guaranteed by the Small Business Administration under its Section 7A program and sale of the guaranteed portions of those loans. Funding for the Section 7A program depends on annual appropriations by the U.S. Congress.

         Under the SBA's 7A Program, loans in excess of $150,000 up to $2,000,000 are guaranteed 75% by the SBA. Generally, this guarantee may become invalid only if the loan does not meet the SBA underwriting, documentation, and servicing guidelines. Loans under $150,000 are guaranteed 85% by the SBA. At December 31, 2005 and 2004, $47,809,188 and $43,699,758 of loans and loans held-for-sale were guaranteed under these programs.

NOTE C - ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------

         A summary of the changes in the allowance for loan losses as of December 31 follows:

                                                          2005                2004                2003
                                                       -----------        -------------        -----------
Balance at Beginning of Year                       $    6,362,534      $     3,607,833      $   3,017,395
Additions to the Allowance Charged to Expense           2,897,000            3,821,300          1,022,000
Recoveries on Loans Charged Off                           319,773               30,099             74,024
                                                       -----------        -------------        -----------
                                                        9,579,307            7,459,232          4,113,419
Less Loans Charged Off                                  (540,152)          (1,096,698)          (505,586)
                                                       -----------        -------------        -----------
                                                   $    9,039,155      $     6,362,534      $   3,607,833
                                                       ===========        =============        ===========

         The following is a summary of the investment in impaired loans, the related allowance for loan losses, and income recognized thereon as of December 31:

                                                                    2005                 2004                2003
                                                              -----------------    -----------------    ----------------
        Recorded Investment in Non-Performing Loans           $      7,950,601     $     11,799,346     $     6,674,713
        Guaranteed Portion of Non-Performing Loans                  (6,513,752)          (8,140,267)         (5,269,317)
                                                              -----------------    -----------------    ----------------
            Net Non-Performing Loans                          $      1,436,849     $      3,659,079     $     1,405,396
                                                              =================    =================    ================
        Related Allowance for Non-Performing Loans                     175,509              221,000             368,000
        Average Recorded Net Investment in
          Non-Performing Loans                                       2,438,383            2,249,482             637,000
        Interest Income Recognized for Cash Payments                      None                 None                None
        Interest Income Foregone on Non-accrual Loans         $        898,242     $        549,105     $       445,311
        Total Loans Past-Due Ninety Days
           or More and Still Accruing                         $              -     $              -     $             -

NOTE D - PREMISES AND EQUIPMENT
--------------------------------------------------------------------------------

         A summary of premises and equipment as of December 31 follows:
                                                    2005              2004
                                               ---------------   ---------------
Land                                           $      500,000    $      500,000
Buildings and Leasehold Improvements                1,909,084         1,895,440
Autos                                               1,547,394         1,096,977
Furniture, Fixtures, and Equipment                  4,515,688         3,568,376
                                               ---------------   ---------------
                                                    8,472,166         7,060,793
Accumulated Depreciation and Amortization         (3,587,151)        (2,680,984)
                                               ---------------   ---------------
                                               $    4,885,015    $    4,379,809
                                               ===============   ===============

         Depreciation and amortization expense for premises and equipment was $1,092,423 in 2005, $765,532 in 2004, and $643,615 in 2003.

         The Company has entered into several leases for its branches and loan production offices which expire at various dates through 2014. These leases include provisions for periodic rent increases as well as payment by the lessee of certain operating expenses. Rental expense relating to these leases was $1,545,562 in 2005, $1,132,408 in 2004, and $811,000 in 2003. The approximate future minimum annual payments for these leases by year are as follows:

                                                   Year
                                                   ----
                                              2006       $   1,587,341
                                              2007           1,343,457
                                              2008           1,156,724
                                              2009             627,209
                                              2010             281,148
                                           Thereafter          531,475
                                                         --------------
                                                         $   5,527,354
                                                         ==============

         The minimum rental payment shown above is given for the existing lease obligations and is not a forecast of future rental expense.

NOTE E - SERVICING ASSETS AND INTEREST-ONLY STRIPS RECEIVABLE
--------------------------------------------------------------------------------

              At December 31, 2005, 2004, and 2003, the Company was servicing approximately $503,198,976, $440,301,270, and $306,252,000, respectively, in loans previously sold. A summary of the changes in the related servicing assets and interest-only strips receivable are as follows:

                                                               Servicing Assets
                                         ---------------------------------------------------------
                                               2005                2004                2003
                                         -----------------   -----------------    ----------------
Balance at Beginning of Year             $      7,585,712    $      6,116,679     $     3,763,779
Increase from Loan Sales                        2,597,873           3,731,175           3,251,793
Amortization Charged to Income                 (2,014,312)         (2,262,142)           (898,893)
                                         -----------------   -----------------    ----------------
Balance at End of Year                   $      8,169,273    $      7,585,712     $     6,116,679
                                         =================   =================    ================

                                                       Interest-Only Strips Receivable
                                         ---------------------------------------------------------
                                               2005                2004                2003
                                         -----------------   -----------------    ----------------
Balance at Beginning of Year             $     24,679,520    $     20,495,511     $    13,120,093
Increase from Loan Sales                        2,160,246           8,040,814          10,710,121
Amortization Charged to Income                 (5,477,538)         (3,856,805)         (3,334,703)
Write-up of Interest-Only Strips
  Receivable                                      705,672                   -                   -
                                         -----------------   -----------------    ----------------
Balance at End of Year                   $     22,067,900    $     24,679,520     $    20,495,511
                                         =================   =================    ================

         For purposes of measuring impairment, the Bank has identified each servicing asset with the underlying loan being serviced. A valuation allowance is recorded where the fair value is below the carrying amount of the asset.

         The Bank may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fee. In that case, the Bank records an interest-only strip based on the relative fair market value of it and the other components of the loan. At December 31, 2005, 2004, and 2003, the Bank had interest-only strips of $22,067,900, $24,679,520, and $20,495,511, respectively, which approximates fair value. Fair value is estimated by discounting estimated future cash flows from the interest-only strips using assumptions similar to those used in valuing servicing assets. The average servicing fee rate at December 31, 2005 and 2004 was 2.46% and 2.83%, respectively.

         At December 31, 2005, the Bank had an unrealized gain of $705,672, which increased the I/O strip receivable to $22,067,900. At December 31, 2004, and 2003, there was no unrealized gain or loss. The approximate future amortization expense on servicing assets and I/O strips receivable for the next 5 years is as follows:

                      Year
                      ----
                      2006       $      7,862,676
                      2007              7,600,480
                      2008              7,024,131
                      2009              5,263,603
                      2010              1,780,611
                                 -----------------
                                 $     29,531,501
                                 =================

         At December 31, 2005, key economic assumptions used to determine the fair value of the servicing assets and interest-only strips on SBA loans sold, along with the potential decline in the fair value of these assets due to an immediate 10 percent and 20 percent adverse change or an immediate 100 basis point and 200 basis point adverse change in those assumptions are as follows:

                                                               SBA Loans Sold
                                                               ----------------
       Carrying Value of Servicing Assets and I/O
         Strips - Fair Value                                       $30,237,173
       Weighted-Average Life (in months)                                    57
       Repayment Speed Assumption (annual rate)                 12.0% - 18.10%
       Decline in Fair Value from a 10% Adverse Change                 989,834
       Decline in Fair Value from a 20% Adverse Change               2,485,945
       Discount Rate (annual rate)                               9.35% - 9.40%
       Decline in Fair Value from a 100 bp Adverse Change            1,054,527
       Decline in Fair Value from a 200 bp Adverse Change            2,043,189

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

NOTE F - DEPOSITS
--------------------------------------------------------------------------------

         At December 31, 2005 the scheduled maturities of time deposits are as follows:

                         Year
                         ----
                         2006        $   456,223,812
                         2007              1,237,442
                         2008                112,581
                         2009                110,636
                      Thereafter              79,828
                                     ----------------
                                     $   457,764,299
                                     ================

         The five largest depositors with the Company had approximately $22,584,000 on deposit at December 31, 2005.

NOTE G - FHLB ADVANCES AND OTHER BORROWINGS
--------------------------------------------------------------------------------

         On December 31, 2005, the Company had a Federal Home Loan Bank Advance of $30,000,000 maturing on January 3, 2006 and accruing interest at 4.21%. The Company is required to pledge a certain amount of loans with the Federal Home Loan Bank for collateralization purposes. As of December 31, 2005, $65,687,171 in loans was pledged for an aggregate borrowing line of $30,124,785. The Company had no Federal Home Loan Bank Advances as of December 31, 2004.

         The Company maintains federal funds lines of credit with three financial institutions in the aggregate amount of $18,000,000 as of December 31, 2005. As of December 31, 2005 and 2004, no amounts were outstanding under these arrangements.

NOTE H - JUNIOR SUBORDINATED DEBT
--------------------------------------------------------------------------------

         On June 26, 2002, the Company issued $7,217,000 of junior subordinated debt securities (the "debt securities") to Temecula Valley Statutory Trust I, a statutory trust created under the laws of the State of Connecticut. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on June 26, 2032. Interest is payable quarterly on these debt securities at 3-Month LIBOR plus 3.45%, for an effective rate of 7.80%, as of December 31, 2005. The debt securities can be redeemed for 107.5% of the principal balance through June 26, 2007 and at par thereafter. The debt securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

         On September 17, 2003, the Company issued $5,155,000 of junior subordinated debt securities (the "debt securities") to Temecula Valley Statutory Trust II, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on September 17, 2033. Interest is payable quarterly on these debt securities at 3-Month LIBOR plus 2.95%, for an effective rate of 7.55%, as of December 31, 2005. The debt securities can be redeemed for 107.5% of the principal balance through September 17, 2008 and at par thereafter. The debt securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

         On September 20, 2004, the Company issued $8,248,000 of junior subordinated debt securities (the "debt securities") to Temecula Valley Statutory Trust III, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on September 20, 2034. Interest is payable quarterly on these debt securities at 3-Month LIBOR plus 2.20%, for an effective rate of 6.79%, as of December 31, 2005. The debt securities can be redeemed for 107.5% of the principal balance through September 20, 2009 and at par thereafter. The debt securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

         On September 29, 2005, the Company issued $8,248,000 of junior subordinated debt securities (the "debt securities") to Temecula Valley Statutory Trust IV, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on September 29, 2035. Interest is payable quarterly on these debt securities at 3-Month LIBOR plus 1.40%, for an effective rate of 5.97%, as of December 31, 2005. The debt securities can be redeemed for 107.5% of the principal balance through September 29, 2010 and at par thereafter. The debt securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

         The Company also purchased a 3% minority interest in Temecula Valley Statutory Trusts I, II, III, and IV. The balance of the equity of Temecula Valley Statutory Trusts I, II, III and IV is comprised of mandatorily redeemable preferred securities. Under FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51", the Company is not allowed to consolidate Temecula Valley Statutory Trusts I, II, III and IV into the Company financial statements. Prior to the issuance of FIN No. 46, Bank Holding companies typically consolidated these entities. The Federal Reserve Board has ruled that these mandatorily redeemable preferred securities qualify as Capital. As of December 31, 2005, 2004, and 2003 the Company has included the net junior subordinated debt in its capital for regulatory capital purposes.

--------------------------------------------------------------------------------
NOTE I - RELATED PARTY TRANSACTIONS

         In the ordinary course of business, the Company has granted loans to certain directors and the companies with which they are associated. The following is a summary of the activity of these loans:
                                             2005                  2004
                                        ---------------        --------------
Balance at the Beginning of Year     $       1,355,275     $         841,933
Advances                                       801,721               876,548
Payments                                   (1,092,737)             (363,206)
                                     ------------------    ------------------
                                     $       1,064,259     $       1,355,275
                                     ==================    ==================


         Deposits from related parties held by the Company at December 31, 2005 and 2004 amounted to $2,639,448 and 1,068,380, respectively.

NOTE J - INCOME TAXES
--------------------------------------------------------------------------------

         The provision for income taxes included in the statements of income as of the years ended December 31 consist of the following:

                                            December 31,
                            2005                 2004               2003
                      -----------------    -----------------    --------------
         Current:
           Federal    $      8,685,714     $      7,039,937     $   4,504,304
           State             2,870,358            2,473,869         1,588,585
                      -----------------    -----------------    --------------
                            11,556,072            9,513,806         6,092,889
         Deferred:
           Federal         (1,670,000)          (1,978,000)         (665,000)
                      -----------------    -----------------    --------------
                      $      9,886,072     $      7,535,806     $   5,427,889
                      =================    =================    ==============

         Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition. The Company's principal timing differences are from loan loss provision accounting, deferred compensation plans, and depreciation differences. The provision for income taxes varies from the federal statutory rate as follows for the years ended December 31 2005, 2004, and 2003:

                                           2005                        2004                         2003
                                 -------------------------    ------------------------    --------------------------
                                     Amount     Percent of        Amount    Percent of         Amount   Percent of
                                                  Pretax                      Pretax                       Pretax
                                                  Income                      Income                       Income
                                 -------------------------    ------------------------    --------------------------
Federal Tax Rate                 $  8,344,000       35.0%     $  6,159,000      34.0%      $ 4,516,000         34.0%
State Income Taxes,
  Net of Federal Income
  Tax Benefit                       1,656,000        7.0%        1,282,000       7.1%          944,000          7.1%
Income from Surrender Value
  of Life Insurance                  (177,000)      (0.7)%        (108,000)     (0.6)%         (70,000)        (0.5)%
Other Items, Net                       63,072        0.2%          202,806       1.1%           37,889          0.3%
                                 ------------    ---------    ------------    --------    ------------    ----------
Total                            $  9,886,072       41.5%     $  7,535,806      41.6%      $ 5,427,889         40.9%
                                 ============    =========    ============    ========    ============    ==========

         The following is a summary of the components of the net deferred tax asset accounts recognized in the accompanying statements of financial condition:

                                                                       December 31,
                     Net Deferred Tax Assets                              2005                2004
                                                                    ----------------    ----------------
                        Allowance for Loan Losses                   $     3,640,000        $  2,276,000
                        Deferred Compensation Plans                       1,374,000           1,039,000
                        State Taxes                                         996,000             746,000
                        Reserve for Undisbursed Loans                         8,000             200,000
                        Non-accrual Interest                                221,000             189,000
                        Other Assets                                              -              66,000
                                                                    ----------------    ----------------
                                                                          6,239,000           4,516,000
                     Deferred Tax Liabilities:
                        Depreciation Differences                           (69,000)           (145,000)
                        Unrealized Gain on Interest-Only Strips
                     Receivable                                           (297,000)                   -
                        Other Liabilities                                 (129,000)                   -
                                                                    ----------------    ----------------
                                                                          (495,000)           (145,000)
                                                                    ----------------    ----------------
                     Net Deferred Tax Assets                        $     5,744,000     $     4,371,000
                                                                    ================    ================

         At December 31, 2005 and 2004, there was no valuation allowance recorded against the net deferred tax asset.

NOTE K - EARNINGS PER SHARE (EPS)
--------------------------------------------------------------------------------

         The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS as of the years ended December 31:

                                              2005                          2004                         2003
                                  --------------------------    --------------------------    -------------------------
                                       Income       Shares           Income       Shares          Income       Shares
                                  --------------  ----------    -------------   ----------    ------------    ---------
    Net Income as Reported        $   13,953,265                $  10,577,623                 $ 7,854,339
    Weighted Average Shares
     Outstanding During the Year                   8,845,736                     8,503,179                    7,823,951
                                  --------------  ----------    -------------   ----------    ------------    ---------
               Used in Basic EPS      13,953,265   8,845,736       10,577,623    8,503,179      7,854,339     7,823,951
    Dilutive Effect of Stock
     Options and Warrants                            743,698                       860,689                    1,037,755
                                  --------------  ----------    -------------   ----------    ------------    ---------
            Used in Dilutive EPS  $   13,953,265   9,589,434    $  10,577,623    9,363,868    $  7,854,339    8,861,706
                                  ==============  ==========    =============   ==========    ============    =========

         Stock options for 51,000 shares of common stock were not considered in computing diluted earnings per common share for 2005 because they were anitdilutive.

NOTE L - STOCK OPTION PLAN
--------------------------------------------------------------------------------

         At December 31, 2005, the Company has three fixed option plans under which 4,000,000 shares of the Company's common stock may be issued. The compensation expense that has been charged against income for these stock-based compensation plans totaled $54,608 in 2005, $45,512 in 2004, and $18,097 in 2003. Compensation expense was recognized because options were granted at an exercise price that was less than the fair market value on the date of grant.

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

         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                       2005          2004          2003
                                    -----------    ----------    ----------
              Volatility                24.30%        27.90%        22.90%
              Risk-free interest rate    4.36%         3.61%         3.00%
              Expected life            5 years       5 years       5 years
              Dividend Yield             0.00%         0.00%         0.00%

         A summary of the status of the Company's fixed stock option plan as of December 31, and changes during the years ending on those dates is presented below:

                                           2005                     2004                      2003
                                   ----------------------   ----------------------    ----------------------
                                               Weighted-                Weighted-                 Weighted-
                                                Average                  Average                   Average
                                               Exercise                  Exercise                 Exercise
                                   Shares        Price      Shares        Price       Shares        Price
                                   --------    ----------   ---------    ---------    ---------   ----------
      Outstanding at
        Beginning of Year        1,579,723       $  6.09    1,912,674     $   3.74    2,042,348   $     2.79
      Granted                      190,000         19.27      302,078        14.93      273,000         9.26
      Options Exercised           (145,094)         6.04     (600,689)        2.79     (380,670)        2.56
      Options Cancelled            (51,668)        14.59      (34,340)       11.25      (22,004)        4.01
                                   --------                 ---------                 ---------
      Outstanding at End of Year 1,572,961          7.41    1,579,723         6.09    1,912,674         3.74
                                   ========                 =========                 =========

      Options Exercisable at
        End of Year              1,193,311          4.46    1,231,635         4.24    1,617,008         3.24
      Weighted-Average Fair
        Value of Options Granted
        During the Year                             6.00                      5.07                      3.01


         The following table summarizes information about fixed options outstanding at December 31, 2005:

                                  Options Outstanding                       Options Exercisable
                       ---------------------------------------------     -------------------------
                                         Weighted-        Weighted-                     Weighted-
                                          Average          Average                       Average
     Exercise            Number          Remaining        Exercise         Number       Exercise
      Price            Outstanding    Contractual Life      Price        Exercisable      Price
-------------------    -----------    ----------------    ----------     -----------    ----------
  $1.00 to $1.99          122,476           1.18            $ 1.41          122,476       $ 1.41
  $2.00 to $2.99          465,838           3.84              2.56          465,838         2.56
  $3.00 to $3.99          313,898           3.51              3.47          313,898         3.47
  $4.00 to $4.99            7,000           6.11              4.75            7,000         4.75
  $5.00 to $5.99           62,000           6.51              5.69           61,332         5.69
  $6.00 to $9.99          118,000           7.87              9.28          106,000         9.62
 $10.00 to $13.99         135,082           8.20             12.03          101,719        12.37
 $14.00 to $17.99         238,667           8.77             15.97            9,382        11.49
 $18.00 to $25.99         110,000           9.48             20.66            5,666        17.24
                       -----------      ----------        ----------     -----------    ----------
                        1,572,961         $ 5.51            $ 7.41        1,193,311       $ 4.46
                       ===========      ==========        ==========     ===========    ==========

NOTE M - EMPLOYEE BENEFITS
--------------------------------------------------------------------------------

         During 2000, the Company adopted a retirement savings plan for the benefit of its employees. Contributions to the plan are determined annually by the Board of Directors. The expense for this plan was $386,888 in 2005, $309,756 in 2004, and $262,579 in 2003.

         The Company has entered into retirement benefit agreements with certain officers providing for future benefits aggregating approximately $13,315,000, payable in equal annual installments ranging from ten years to a lifetime benefit from the retirement dates of each participating officer. The estimated future benefits to be paid are being accrued over the period from the effective date of the agreements until the expected retirement dates of the participants. The expense incurred and accrued was $723,442, $1,084,646, and $531,240 for the years ended December 31, 2005, 2004, and 2003, respectively. As of December 31, 2005 and 2004, $2,885,494 and $2,347,052 has been accrued in conjunction with these agreements. Amounts paid under these agreements totaled $185,000 in 2005. The Company is the beneficiary under split dollar agreements of life insurance policies that have been purchased as a method of financing the benefits under the agreements.

         On March 1, 2006, the Board of Directors approved an Employee Stock Ownership Plan ("ESOP") that will be set up during 2006. Contributions will be at the discretion of the Board and will be contributed on an annual basis. The contribution to the ESOP is an employee benefit expense to the Company.

NOTE N - FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

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

     Financial Assets
     ----------------

              The carrying amounts of cash, federal funds sold, FRB and FHLB stock, and accrued interest are considered to approximate fair value. The fair value of loans are estimated using a combination of techniques, including discounting estimated future cash flows and quoted market prices of similar instruments where available.

     Servicing Assets and Interest-Only Strips Receivable
     ----------------------------------------------------

              The estimated fair value of the servicing assets approximated the carrying amount at December 31, 2005, 2004, and 2003. Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. If actual prepayments, with respect to sold loans, occurs more quickly than projected, the carrying value of servicing assets and I/O strips may have to be adjusted through a charge to earnings.

     Financial Liabilities
     ---------------------

              The carrying amounts of deposit liabilities payable on demand, FHLB advances, accrued interest, and junior subordinated debt securities are considered to approximate fair value. For fixed maturity deposits, fair value is estimated by discounting estimated future cash flows using currently offered rates for deposits of similar remaining maturities.

     Off-Balance Sheet Financial Instruments
     ---------------------------------------

              The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. The fair value of these financial instruments is not material.

              The estimated fair value of financial instruments at December 31, 2005 and 2004 is summarized as follows (dollar amounts in thousands):

                                                                2005                               2004
                                                  ------------------------------    -------------------------------
  Financial Assets:                                  Carrying                           Carrying
                                                       Value        Fair Value            Value        Fair Value
                                                  --------------    ------------    ---------------   -------------
     Cash and Due From Banks                      $      18,312     $    18,312     $        6,317    $      6,317
     Federal Funds Sold                                  33,200          33,200             16,800          16,800
     Loans Held-for-Sale                                 82,813          82,813             37,776          37,776
     Loans, net                                         661,394         659,580            486,058         486,425
     Federal Reserve and Federal Home Loan
       Bank Stock                                         3,099           3,099              2,378           2,378
     I/O Strips Receivable and Servicing Assets          30,237          30,878             32,265          32,265
     Accrued Interest Receivable                          3,471           3,471              1,948           1,948

  Financial Liabilities:
     Deposits                                           742,432         742,425            534,767         534,755
     Federal Home Loan Bank Advances                     30,000          30,000                  -               -
     Junior Subordinated Debt                            28,868          28,868             20,620          20,620
     Accrued Interest Payable                               957             957                406             406

NOTE O - LOAN COMMITMENTS AND RELATED FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

         In the normal course of business, the Company enters into financial commitments to meet the financing needs of its customers. These financial commitments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk not recognized in the statement of financial condition.

         The Company's exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for loans reflected in the financial statements. As of December 31, 2005 and 2004, the Company had the following outstanding financial commitments whose contractual amount represents credit risk:

Contractual Obligations                 December 31, 2005                            December 31, 2004
                            -----------------------------------------------------------------------------------------
                                 Fixed       Variable         Total          Fixed         Variable         Total
                            -----------------------------------------------------------------------------------------
FHLB Advances               $  30,000,000 $          -  $   30,000,000 $            -  $           -  $            -
Operating Lease Obligations     5,527,355            -       5,527,355      6,920,594              -       6,920,594
Junior Subordinated Debt                -   28,868,000      28,868,000              -     20,620,000      20,620,000
Commitments to Extend Credit    4,408,346  377,194,818     381,603,164     10,572,546    231,926,048     242,498,594
Letters of Credit                  10,000    4,765,178       4,775,178         10,000      1,103,468       1,113,468
                            -----------------------------------------------------------------------------------------
Total Contractual
  Obligations               $  39,945,701 $410,827,996  $  450,773,697 $   17,503,140  $ 253,649,516  $  271,152,656
                            =========================================================================================

         The fixed rate loan commitments have interest rates ranging from 7.75% to 9.25%. The following table sets forth the maturities of the Company's fixed rate outstanding commitments to extend credit at December 31, 2005:

                                                   More than 1      More than 3
                                   One year         year to 3       years to 5       More than
                                    or less           years            years          5 years           Total
                                 --------------    -------------    ------------    -------------    -------------
      FHLB Advances              $   30,000,000    $          -     $         -     $          -     $  30,000,000
      Operating Lease Obligations     1,587,341       2,500,181         908,358          531,475         5,527,355
      Junior Subordinated Debt                -               -               -       28,868,000        28,868,000
      Commitments to Extend Credit  249,368,325      83,953,150         626,528       47,655,161       381,603,164
      Letters of Credit               4,629,907           2,500               -          142,771         4,775,178
                                 --------------    -------------    ------------    -------------    -------------
      Total Contractual
        Obligations              $  285,585,573    $ 86,455,831     $ 1,534,886     $ 77,197,407     $ 450,773,697
                                 ==============    =============    ============    =============    =============

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

NOTE P - REGULATORY MATTERS
--------------------------------------------------------------------------------

         The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. For capital adequacy purposes, the Company and the Bank must maintain total capital to risk-weighted assets and Tier 1 capital to risk-weighted assets of 8.0% and 4.0%, respectively.

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, that both the Company and the Bank have met all capital adequacy requirements to which they are subject. The following table sets forth the Company's actual capital amounts and ratios (dollar amounts in thousands):

                                                                   Amount of Capital
                                                                       Required
                                                                  --------------------
                                                                      For Capital
                                                                   Adequacy Purposes
                                                                  --------------------
                                          Amount       Ratio       Amount       Ratio
                                        -----------    -------    ----------    ------
     As of December 31, 2005:
     ------------------------
       Total Capital (to Risk-Weighted
         Assets)                        $   94,422     11.02%     $  68,553     8.00%
       Tier 1 Capital (to Risk-Weighted
         Assets)                        $   76,484      8.93%     $  34,276     4.00%
       Tier 1 Capital (to Average
         Assets)                        $   76,484      9.28%     $  32,970     4.00%

     As of December 31, 2004:
     ------------------------
       Total Capital (to Risk-Weighted
         Assets)                        $   68,506     11.81%     $  46,419     8.00%
       Tier 1 Capital (to
         Risk-Weighted Assets)          $   56,192      9.68%     $  23,210     4.00%
       Tier 1 Capital (to Average
         Assets)                        $   56,192      9.20%     $  24,419     4.00%

         As of December 31, 2005, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank's category). To be categorized as well capitalized, the Bank must maintain minimum ratios as set forth in the table below. The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

                                                                         Amount of Capital Required
                                                              -------------------------------------------------
                                                                                                 To Be
                                                                                          Well Capitalized
                                                              For Capital Adequacy        Under Corrective
                                                                    Purposes             Corrective Provisions
                                                              ----------------------    -----------------------
                                       Amount       Ratio       Amount       Ratio        Amount        Ratio
                                     -----------    -------   -----------    -------    -----------    --------
  As of December 31, 2005:
    Total Capital (to Risk-Weighted
      Assets)                        $   92,550     10.81%    $   68,472      8.00%     $   85,590      10.00%
    Tier 1 Capital (to Risk-Weighted
      Assets)                        $   83,491      9.75%    $   34,236      4.00%     $   51,354       6.00%
    Tier 1 Capital (to Average
      Assets)                        $   83,491     10.17%    $   32,842      4.00%     $   41,053       5.00%

  As of December 31, 2004:
    Total Capital (to Risk-Weighted
      Assets)                        $   67,436     11.64%    $   46,348      8.00%     $   57,934      10.00%
    Tier 1 Capital (to Risk-Weighted
      Assets)                        $   61,074     10.54%    $   23,178      4.00%     $   34,767       6.00%
    Tier 1 Capital (to Average
      Assets)                        $   61,074     10.03%    $   24,357      4.00%     $   30,446       5.00%

         The Bank is restricted as to the amount of dividends that can be paid to the holding company. Dividends declared by banks that exceed the net income (as defined) for the current year plus retained net income for the preceding two years must be approved by the regulators. The Bank may not pay dividends that would result in its capital levels being reduced below the minimum requirements shown above. The amount available for payment of dividends to the Company by the Bank was approximately $7,074,000 at December 31, 2005.

NOTE Q - WARRANTS
--------------------------------------------------------------------------------

         In connection with a stock offering that was completed in June 2001, the Bank issued 400,000 units, with each unit containing four shares of common stock and one warrant to purchase one share of common stock at an exercise price of $2.50 per share. The warrants expired June 23, 2003.

NOTE R - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY
--------------------------------------------------------------------------------

         Temecula Valley Bancorp Inc. operates Temecula Valley Bank. Temecula Valley Bancorp Inc. commenced operations during 2002. The earnings of the subsidiary are recognized on the equity method of accounting. Condensed financial statements of the parent company only are presented below:

                           CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                              December 31,         December 31,
ASSETS:                                                           2005                 2004
                                                             ----------------    ------------------
   Cash                                                      $     2,057,190     $       1,054,806
   Investment in Temecula Valley Statutory Trust I                   217,000               217,000
   Investment in Temecula Valley Statutory Trust II                  155,000               155,000
   Investment in Temecula Valley Statutory Trust III                 248,000               248,000
   Investment in Temecula Valley Statutory Trust IV                  248,000                     -
   Investment in Temecula Valley Bank                             84,308,400            61,832,513
   Other Assets                                                      137,967               208,167
                                                             ----------------    ------------------
                                                             $    87,371,557     $      63,715,486
                                                             ================    ==================
LIABILITIES AND SHAREHOLDERS' EQUITY:

   Other Liabilities                                         $       323,247     $         192,948
   Junior Subordinated Debt                                       28,868,000            20,620,000
   Shareholders' Equity                                           58,180,310            42,902,538
                                                             ----------------    ------------------
                                                             $    87,371,557     $      63,715,486
                                                             ================    ==================

--------------------------------------------------------------------------------

                                  CONDENSED STATEMENTS OF INCOME

                                                                 Year Ended           Year Ended           Year Ended
                                                                December 31,         December 31,         December 31,
INCOME:                                                             2005                 2004                 2003
                                                             ----------------    ------------------    -----------------
Cash Dividends from Statutory Trusts                         $        41,026     $          20,274     $         11,853
                                                             ----------------    ------------------    -----------------
                                               TOTAL INCOME           41,026                20,274               11,853
                                                             ----------------    ------------------    -----------------
EXPENSES:
   Interest on Junior Subordinated Debt                            1,450,344               766,078              449,454
   Other                                                             512,304               403,973              155,018
   Income Tax Benefit                                              (807,965)             (483,435)            (243,889)
                                                             ----------------    ------------------    -----------------
                                                                   1,154,683               686,616              360,583
                                                             ----------------    ------------------    -----------------
   LOSS BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARY      (1,113,657)             (666,342)            (348,730)

               EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARY       15,066,922            11,243,965            8,203,069
                                                             ----------------    ------------------    -----------------
                                                 NET INCOME  $    13,953,265     $      10,577,623     $      7,854,339
                                                             ================    ==================    =================

            CONDENSED STATEMENTS OF CASH FLOWS                 Year Ended           Year Ended            Year Ended
                                                              December 31,         December 31,          December 31,
                                                                  2005                 2004                  2003
                                                             ----------------    ------------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $    13,953,265     $      10,577,623     $      7,854,339
   Noncash items included in net income:
      Equity in income of Subsidiary                            (15,066,922)          (11,243,965)          (8,203,069)
      Other                                                          (7,616)               973,502             (84,740)
                                                             ----------------    ------------------    -----------------
            NET CASH PROVIDED(USED) IN OPERATING ACTIVITIES      (1,121,273)               307,160            (433,470)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in Subsidiaries                                    (7,000,000)          (10,000,000)          (5,683,687)
                                                             ----------------    ------------------    -----------------
                      NET CASH USED BY INVESTING ACTIVITIES      (7,000,000)          (10,000,000)          (5,683,687)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Junior Subordinated Debt                          8,248,000             8,248,000            5,155,000
   Proceeds from exercise of stock options                           875,657             1,674,190              976,116
   Proceeds from exercise of warrants                                      -                     -              811,497
                                                             ----------------    ------------------    -----------------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES        9,123,657             9,922,190            6,942,613
                  NET INCREASE IN CASH AND CASH EQUIVALENTS        1,002,384               229,350              825,456
             CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        1,054,806               825,456                    -
                                                             ----------------    ------------------    -----------------
                   CASH AND CASH EQUIVALENTS AT END OF YEAR  $     2,057,190     $       1,054,806     $        825,456
                                                             ================    ==================    =================

Exhibit No.                             Index to Exhibits
----------                           ----------------------

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

3.(ii) Bylaws of Temecula Valley Bancorp, as amended, filed on May 17, 2004 as an Exhibit to Temecula Valley Bancorp's Form 10-Q.

3.(iii) Bylaws amendment filed on March 23, 2006 as an Exhibit to Temecula Valley Bancorp's Form 8-K.

4.1 Common Stock Certificate of Temecula Valley Bancorp, filed on May 17, 2004 as an Exhibit to Temecula Valley Bancorp's Form 10-Q.

10.1 Temecula Valley Bank, N.A. Lease Agreement for Main Office, filed on March 11, 2003 as an Exhibit to the Temecula Valley Bancorp's Form 10KSB.

10.2 Stephen H. Wacknitz Employment Agreement effective October 1, 2003, filed on March 31, 2004 as an Exhibit to Temecula Valley Bancorp's Form 10K.

10.3 First Amendment to Stephen H. Wacknitz Employment Agreement dated June 23, 2005 filed on August 9, 2005 as an Exhibit to Temecula Valley Bancorp's Form 10Q.

10.3(a) Second Amendment to Stephen H. Wacknitz Employment Agreement dated February 2, 2006.

10.6 401(k) filed April 16, 2004 as an Exhibit to Temecula Valley Bancorp's Form 10-K/A.

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

10.11(b) Form of ISO Stock Option Agreement for Employee Plan with Acceleration
         Provisions.

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

10.17(b) Form of NSO Stock Option Agreement for Stock Incentive Plan filed on
         March 31, 2005 as an Exhibit to Temecula Valley Bancorp's Form 10-K.

10.17(c) Form of ISO Stock Option Agreement for Stock Incentive Plan filed on
         March 31, 2005 as an Exhibit to Temecula Valley Bancorp's Form 10-K.

10.17(d) Form of ISO Stock Option Agreement for Stock Incentive Plan with
         Acceleration Provisions.

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

10.21(a) First Amendment dated December 31, 2005 to Split Dollar Agreement between Temecula Valley Bank and Thomas P. Ivory dated September 30, 2004.

10.22 Split Dollar Agreement between Temecula Valley Bank and Luther J. Mohr dated September 30, 2004, filed on November 18, 2004 as an Exhibit to Temecula Valley Bancorp's Form 10-Q/A.

10.22(a) First Amendment dated December 31, 2005 to Split Dollar Agreement between Temecula Valley Bank and Luther J. Mohr dated September 30, 2004.

10.23 Split Dollar Agreement between Temecula Valley Bank and Stephen H. Wacknitz dated September 30, 2004, filed on November 18, 2004 as an Exhibit to Temecula Valley Bancorp's Form 10-Q/A.

10.23(a) Split Dollar Agreement between Temecula Valley Bank and Stephen H.
         Wacknitz executed November 2005 with an effective date of August 1, 2005.

10.23(b) First Amendment dated December 31, 2005 of Split Dollar Agreement between Temecula Valley Bank and Stephen H. Wacknitz dated September 30, 2004.

10.23(c) First Amendment dated December 31, 2005 of Split Dollar Agreement between Temecula Valley Bank and Stephen H. Wacknitz dated August 1, 2005.

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

10.31 William H. McGaughey Employment Agreement dated January 4, 2005 filed on March 31, 2005 as an Exhibit to Temecula Valley Bancorp's Form 10-K.

10.32 Salary Continuation Agreement between William McGaughey and Temecula Valley Bank dated June 1, 2005 filed on August 9, 2005 as an exhibit to Temecula Valley Bancorp's 10Q.

10.33 Salary Continuation Agreement between Robert Flores and Temecula Valley Bank dated June 1, 2005, filed on August 9, 2005 as an exhibit to Temecula Valley Bancorp's 10Q.

10.34 Indenture dated as of September 29, 2005 filed on November 14, 2005 as an Exhibit to Temecula Valley Bancorp's 10Q.

10.35 Amended and Restated Declaration of Trust dated September 29, 2005 filed on November 14, 2005 as an Exhibit to Temecula Valley Bancorp's 10Q.

10.36 Executive Officer Compensation-Revised and Restated (originally filed as Exhibit 10.34 on February 7, 2006 as an Exhibit to Temecula Valley Bancorp's 8-K).

10.37    Bonus Pool Arrangement-Revised and Restated (originally filed as
         Exhibit 10.35 on February 7, 2006 as an Exhibit to Temecula Valley Bancorp's 8-K).

10.38    Director Compensation-Revised and Restated (originally filed as Exhibit
         10.36 on February 7, 2006 as an Exhibit to Temecula Valley Bancorp's 8-K).

10.39    Frank Basirico, Jr. Employment Agreement dated February 10, 2006.

10.40    Indemnification provided to U.S. Stock Transfer dated December 8, 2005.

10.41 Indemnification provided by Director to Temecula Valley Bancorp dated December 8, 2005.

23.1     Consent of Independent Registered Public Accountants.

                                  EXHIBIT INDEX

Exhibit
-------

10.3(a) Second Amendment to Stephen H. Wacknitz Employment Agreement dated February 2, 2006.

10.11(b) Form of ISO Stock Option Agreement for Employee Plan with Acceleration
         Provisions.

10.17(d) Form of ISO Stock Option Agreement for Stock Incentive Plan with
         Acceleration Provisions.

10.21(a) First Amendment dated December 31, 2005 to Split Dollar Agreement between Temecula Valley Bank and Thomas P. Ivory dated September 30, 2004.

10.22(a) First Amendment dated December 31, 2005 to Split Dollar Agreement between Temecula Valley Bank and Luther J. Mohr dated September 30, 2004.

10.23(a) Split Dollar Agreement between Temecula Valley Bank and Stephen H.
         Wacknitz executed November 2005 with an effective date of August 1, 2005.

10.23(b) First Amendment dated December 31, 2005 of Split Dollar Agreement between Temecula Valley Bank and Stephen H. Wacknitz dated September 30, 2004.

10.23(c) First Amendment dated December 31, 2005 of Split Dollar Agreement between Temecula Valley Bank and Stephen H. Wacknitz dated August 1, 2005.

10.36 Executive Officer Compensation-Revised and Restated (originally filed as Exhibit 10.34 on February 7, 2006 as an Exhibit to Temecula Valley Bancorp's 8-K, as amended by this filing).

10.37    Bonus Pool Arrangement-Revised and Restated (originally filed as
         Exhibit 10.35 on February 7, 2006 as an Exhibit to Temecula Valley Bancorp's 8-K, as amended by this filing).

10.38    Director Compensation-Revised and Restated (originally filed as Exhibit
         10.36 on February 7, 2006 as an Exhibit to Temecula Valley Bancorp's 8-K, as amended by this filing).

10.39    Frank Basirico, Jr. Employment Agreement dated February 10, 2006.

10.40    Indemnification provided to U.S. Stock Transfer dated December 8, 2005.

10.41 Indemnification provided by Director to Temecula Valley Bancorp dated December 8, 2005.

23.1     Consent of Independent Registered Public Accountants.

31.1     Rule 13a-14(a) Certification of Chief Executive Officer.

31.2     Rule 13a-14(a) Certification of Chief Financial Officer.

32.1     Section 1350 Certifications.