Form 10-Q
period 2006-03-31
TEMECULA VALLEY BANCORP INC
filed 2006-05-10
CIK 1172678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File No: 000-49844

TEMECULA VALLEY BANCORP INC.
(Exact name of registrant as specified in its charter)

California	46-0476193
(State or other jurisdiction of incorporate or organization)	(I.R.S. Employer Identification No.)

27710 Jefferson Avenue, Suite A100
Temecula, California 92590
(Address of principal executive offices)(Zip Code)

(951) 694-9940
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐          Accelerated Filer ☒          Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 8, 2006, there were 8,987,771 shares of the registrant's common stock, no par value per share, outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

TEMECULA VALLEY BANCORP INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	March 31,	December 31,
	2006	2005
ASSETS
Cash and Due from Banks	$13,868,353	$18,311,714
Federal Funds Sold	51,600,000	33,200,000
TOTAL CASH AND CASH EQUIVALENTS	65,468,353	51,511,714

Loans Held for Sale	87,642,660	82,813,405
Loans:
Commercial	35,067,968	25,456,863
Real Estate - Construction	362,335,056	332,184,415
Real Estate - Other	253,698,395	248,026,312
SBA	61,570,092	65,294,324
Consumer and other	3,251,582	4,319,776
TOTAL LOANS	715,923,093	675,281,690
Net Deferred Loan Fees	(4,466,461)	(4,848,306)
Allowance for Loan Losses	(9,197,804)	(9,039,155)
NET LOANS	702,258,828	661,394,229

Federal Reserve and Federal Home Loan Bank Stock, at Cost	3,120,200	3,098,600
Premises and Equipment	5,301,864	4,885,015
Other Real Estate Owned	727,500	2,111,250
Cash Surrender Value of Life Insurance	17,748,233	17,590,733
Deferred Tax Assets	6,275,032	5,744,355
Servicing Assets	8,257,381	8,169,273
Interest-Only Strips Receivable	20,200,808	22,067,900
Accrued Interest Receivable	3,734,422	3,471,302
Other Assets	4,020,346	6,130,270
	$924,755,627	$868,988,046

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non Interest-Bearing Demand	$159,969,726	$155,992,027
Money Market and NOW	112,693,820	93,824,731
Savings	31,105,171	34,850,882
Time Deposits, Under $100,000	260,311,195	217,748,575
Time Deposits, $100,000 and Over	262,318,875	240,015,724
TOTAL DEPOSITS	826,398,787	742,431,939

FHLB Advances	—	30,000,000
Accrued Interest Payable	1,066,674	957,246
Junior Subordinated Debt	28,868,000	28,868,000
Other Liabilities	5,600,110	8,550,551
TOTAL LIABILITIES	861,933,571	810,807,736
Shareholders' Equity:
Common Stock No Par Value; 40,000,000 Shares
Authorized; 8,977,771 and 8,897,697 Shares Issued
and Outstanding at March 31, 2006 and December 31, 2005	18,618,842	17,639,669
Accumulated other comprehensive income	91,013	408,966
Retained Earnings	44,112,201	40,131,675
TOTAL SHAREHOLDERS' EQUITY	62,822,056	58,180,310
	$924,755,627	$868,988,046

See accompanying notes to the consolidated financial statements

TEMECULA VALLEY BANCORP INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For the Three Months Ended March 31,
	2006	2005
INTEREST INCOME
Loans, including fees	$19,298,111	$11,389,774
Investment Securities	2,732	677
Federal Funds Sold	119,620	20,093
TOTAL INTEREST INCOME	19,420,463	11,410,544
INTEREST EXPENSE
Money Market and NOW	485,053	127,649
Savings Deposits	26,601	43,125
Time Deposits	4,949,009	1,837,432
Junior Subordinated Debt and Other Borrowings	591,759	370,102
TOTAL INTEREST EXPENSE	6,052,422	2,378,308
NET INTEREST INCOME	13,368,041	9,032,236
Provision for Loan Losses	314,000	838,800
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	13,054,041	8,193,436
NON INTEREST INCOME
Service Charges and Fees	152,508	158,225
Gain on Sale of Loans	2,945,250	3,759,991
Gain(Loss) on Other Assets and Other Real Estate Owned	24,982	(8,924)
Servicing Income	415,224	496,440
Loan Broker Income	619,920	603,749
Loan Related Income	520,935	526,019
Other Income	261,823	247,996
TOTAL NON INTEREST INCOME	4,940,642	5,783,496
NON INTEREST EXPENSE
Salaries and Employee Benefits	7,740,298	5,851,506
Occupancy Expenses	738,332	562,265
Furniture and Equipment	380,324	337,681
Data Processing	302,229	272,889
Marketing and Business Promotion	224,951	297,405
Legal and Professional	301,922	57,278
Regulatory Assessments	42,086	54,245
Travel & Entertainment	245,038	175,648
Loan Related Expense	461,669	480,402
Office Expenses	607,546	592,330
Other Expenses	33,001	155,043
TOTAL NON INTEREST EXPENSE	11,077,396	8,836,692
INCOME BEFORE INCOME TAX EXPENSE	6,917,287	5,140,240
Income Tax expense	2,936,761	2,138,560
NET INCOME	$3,980,526	$3,001,680
Per Share Data :
Net Income - Basic	$0.44	$0.34
Net Income - Diluted	$0.42	$0.32

Average number of shares outstanding	8,954,686	8,787,593
Average number of shares and equivalents	9,568,384	9,511,505

See accompanying notes to the consolidated financial statements

TEMECULA VALLEY BANCORP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

					Accumulated
			Common		Other
	Comprehensive		Stock	Retained	Comprehensive
	Income	Shares	& Surplus	Earnings	Income	Total
Balance at December 31, 2004		8,752,603	$16,724,128	26,178,410	$(262,991)	$42,639,547
Exercise of Stock Options,		59,680	149,870			149,870
Net Income	3,001,680			3,001,680		3,001,680
Other comprehensive income, net	1,695,488				1,695,488	1,695,488
Total comprehensive income	$4,697,168
Balance at March 31, 2005		8,812,283	$16,873,998	$29,180,090	$1,432,497	$47,486,585
Exercise of Stock Options,		53,164	486,654			486,654
Net Income	3,943,041			3,943,041		3,943,041
Other comprehensive income, net	(128,145)				(128,145)	(128,145)
Total comprehensive income	$3,814,896
Balance at June 30, 2005		8,865,447	$17,360,652	$33,123,131	$1,304,352	$51,788,135
Exercise of Stock Options,
Including the Realization of Tax Benefits of $39,884		14,250	185,328			185,328
Net Income	3,285,162			3,285,162		3,285,162
Other comprehensive income, net	(1,014,591)				(1,014,591)	(1,014,591)
Total comprehensive income	$2,270,571
Balance at September 30, 2005		8,879,697	$17,545,980	$36,408,293	$289,761	$54,244,034
Exercise of Stock Options,		18,000	93,689			93,689
Net Income	3,723,382			3,723,382		3,723,382
Other comprehensive income, net	119,205				119,205	119,205
Total comprehensive income	$3,842,587
Balance at December 31, 2005		8,897,697	$17,639,669	$40,131,675	$408,966	$58,180,310
Exercise of Stock Options,
Including the Realization of Tax Benefits of $242,603		80,074	559,156			559,156
Stock-based compensation			420,017			420,017
Net Income	3,980,526			3,980,526		3,980,526
Other comprehensive income(loss), net	(317,953)				(317,953)	(317,953)
Total comprehensive income	$3,662,573
Balance at March 31, 2006		8,977,771	$18,618,842	$44,112,201	$91,013	$62,822,056

See accompanying notes to the consolidated financial statements

TEMECULA VALLEY BANCORP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2006	2005
OPERATING ACTIVITIES
Net Income	$3,980,526	$3,001,680
Adjustments to Reconcile Net Income
to Net Cash Provided by Operating Activities:
Depreciation and Amortization	2,332,723	2,296,508
Share-based compensation expense	420,017	—
Amortization of debt issuance cost	17,550	17,550
Net Change in deferred loan origination fees	381,845	(444,437)
Provision for Loan Losses	314,000	838,800
Provision for Deferred Taxes	(530,677)	(350,000)
Gain on Sale of Loans	(2,945,250)	(3,759,990)
Loans Originated for Sale	(37,273,334)	(48,386,276)
Proceeds from Loan Sales	35,589,801	55,225,117
Loss (Gain) on Sale of Other Real Estate Owned	(24,982)	6,924
Net Increase in Cash Surrender Value of Life Insurance	(157,500)	(87,000)
Federal Home Loan Bank Stock Dividends	(21,600)	—
Net Change in Accrued Interest, Other Assets and Other Liabilities	111,084	(1,443,840)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	2,194,203	6,915,036

INVESTING ACTIVITIES
Purchases of Held-to-Maturity Investments	(297,268)	(299,322)
Purchases of Federal Reserve and Federal Home Loan Bank Stock	—	(302,200)
Proceeds from Maturities of Held-to-Maturity Securities	300,000	300,000
Net Increase in Loans	(43,915,247)	(61,832,425)
Proceeds from Sale of Premises and Equipment	47,650	54,000
Proceeds from Sale of Other Real Estate Owned	2,136,232	20,773
Purchases of Premises and Equipment	(792,331)	(682,118)
NET CASH USED BY INVESTING ACTIVITIES	(42,520,964)	(62,741,292)

FINANCING ACTIVITIES
Net Increase in Demand Deposits and Savings Accounts	19,101,077	3,061,794
Net Increase in Time Deposits	64,865,771	45,038,386
Net Change in Federal Home Loan Bank Advances	(30,000,000)	—
Proceeds from Exercise of Stock Options	316,552	149,870
NET CASH PROVIDED BY FINANCING ACTIVITIES	54,283,400	48,250,050

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,956,639	(7,576,206)
Cash and Cash Equivalents at Beginning of Year	51,511,714	23,117,261

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$65,468,353	$15,541,055
Supplemental Disclosures of Cash Flow Information:
Interest Paid	$5,942,994	$3,126,709
Income Taxes Paid	$372,603	$413,734
Transfer of Loans to Other Real Estate Owned	$727,500	$27,698

See accompanying notes to the consolidated financial statements

TEMECULA VALLEY BANCORP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the three months ended March 31, 2006 and 2005

The accompanying consolidated financial statements include the accounts of Temecula Valley Bancorp Inc. ("Company") and its wholly owned subsidiary, Temecula Valley Bank ("Bank"). All significant intercompany transactions have been eliminated. In the opinion of management of the Company, the unaudited financial statements contain all adjustments (consisting only of normal, recurring accruals) necessary to fairly present the financial position of the Company on March 31, 2006. These financial statements do not include all disclosures associated with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) and, accordingly, should be read in conjunction with such statements.

The results of operations for the three month period ended March 31, 2006, are not necessarily indicative of the results to be expected for the full year.

There have been no significant accounting policy changes since the December 31, 2005 report except for the adoption of Financial Accounting Standards Board (“FASB”) No. 123R as described below.

The Company, a one-bank holding company for the Bank, was formed on June 3, 2002. In December 2003, the Company reincorporated from Delaware to California and the par value changed from $.001 to zero. On July 29, 2005, the Company's stock listed on The National NASDAQ Market. Prior to that, the Company's common stock was quoted on the Over-the-Counter Bulletin Board.

Stock-Based Compensation

In December 2004, Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment”. This Statement supersedes Accounting Principles Board ("APB") Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance and is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.

SFAS No. 123R requires all public companies to measure the cost of employee services received in exchange for award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). This applies to awards granted or modified on or after January 1, 2006 and grants that vest on or after January 1, 2006.

The grant-date fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

SFAS No. 123R allows for two alternative transition methods. The Company has elected to follow the modified-prospective transition method, which requires application of the new statement to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite services are rendered on or after the effective date. The compensation cost of that portion of awards shall be based on the grant-date fair value of those awards as calculated for pro-forma disclosures under the original SFAS No. 123.

At March 31, 2006, the Company has three fixed option plans under which 4,000,000 shares of the Company’s common stock may be issued:

•
An incentive stock option plan for officers and employees. Under this plan the Company may grant options for 1,800,000 shares of common stock at not less than 100% of the fair market value at the date the options are granted.

•
A nonqualified stock option plan for directors of the Company. Under this plan, the Company may grant options for 1,500,000 shares of common stock at not less than 85% of the fair market value at the date the options are granted.

•
An incentive/nonqualified stock option plan for directors, officers and employees. Under this plan the Company may grant options for 700,000 shares of common stock at not less than 100% of the fair market value for officers and employees and 85% of the fair market value for directors at the date the options are granted.

As of March 31, 2006, there were 213,250 shares available for grant under these plans. Options have a maximum ten-year life and generally vest and become exercisable in one to three years after the date of grant. As a practice, the Company's incentive stock option (ISO) grants are such that the exercise price equals the current market price of the common stock. The nonqualified (NQ) grants, as a practice, equal 85% of the current market price of the common stock. A summary of stock option activity for the three months ended March 31, 2006 and 2005 is presented below:

	Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding as of 12/31/2005	1,572,961	$7.41
Granted	122,000	20.30
Exercised	(80,074)	3.95
Forfeited, expired or cancelled	(13,336)	16.49
Outstanding as of 3/31/2006	1,601,551	$8.47	$19,641,732	5.59

Shares exercisable as of 3/31/2006	1,240,297	$5.68	$18,567,111	5.27

	Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding as of 12/31/2004	1,573,723	$6.04
Granted	60,000	17.75
Exercised	(59,680)	2.51
Forfeited, expired or cancelled	—	—
Outstanding as of 3/31/2005	1,574,043	$6.62	$17,160,589	5.99

Shares exercisable as of 3/31/2005	1,204,408	$4.32	$15,870,404	4.74

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2006	2005
Expected life (years)	4	5
Risk free interest rate	4.32%	4.36%
Expected volatility	26.80%	24.30%
Expected annual dividends	none	none

The expected life of the options represents the period of time that options granted are expected to be outstanding based primarily on the historical exercise behavior attributable to previous option grants. The risk free interest rate is based on a rate comparable with the expected life of the option. The expected volatility is determined based on the historical daily volatility of our stock price over a period equal to the expected life of the option.

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 was $5.76 with an aggregate total value of $700,860. The weighted-average grant-date fair value of options granted during the three months ended March 31, 2005 was $9.75 with an aggregate total value of $584,232. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $1,439,985 and $915,836, respectively. SFAS No. 123R requires an estimate of forfeitures be made when the awards are granted and updated if information becomes available indicating that actual forfeitures will differ. Based on historical information, the average forfeiture rate used for awards granted was 3.75%.

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related Interpretations. We measured the compensation cost for stock options as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Effective January 1, 2006, we have adopted SFAS No. 123R and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method. Prior periods were not restated to reflect the impact of adopting the new standard.

As a result of the adoption of SFAS No. 123R, we have recognized compensation expense for awards on a straight-line basis over the vesting period of the award. For the quarter ended March 31, 2006, the Company recognized stock-based compensation expenses of $420,017 for all share-based payments granted on or prior to March 31, 2006 and vested in the first quarter of 2006. As of March 31, 2006, there was approximately $1,521,118 of total unrecognized compensation expense for non-vested options granted under all of the Company’s plans.

The following table illustrates the effect on net income and earnings per share information had the Company accounted for share-based compensation in accordance with SFAS No. 123R for the three months ended March 31, 2005.

Three Months Ended March 31, 2005
Net income, as reported	$3,001,680
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	(122,284)
Pro Forma Net Income	$2,879,396

Per Share Data:
Net Income - Basic
As Reported	$0.34
Pro Forma	$0.33
Net Income - Diluted
As Reported	$0.32
Pro Forma	$0.30

Employee Stock Ownership Plan

On March 1, 2006, the Board of Directors approved an Employee Stock Ownership Plan (“ESOP”) that will be set up during 2006. Contributions will be at the discretion of the Board and will be contributed on an annual basis. The employee benefit expense to the Company will be recognized based on the number of shares contributed at fair market value.

Uses of Estimates in the Preparation of Financial Statements

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

ITEM 2 - MANAGEMENT’S DISCUSSION
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion is intended to provide additional information regarding the significant changes and trends in the Company’s Financial Condition, Statements of Income, Funds Management and Capital Planning. Statements made in this Report that state the intentions, beliefs, expectations or predictions by Temecula Valley Bancorp Inc. (the "Company") or its management of the future are forward-looking statements. The Company's actual results could differ materially from those projected in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in the Company's Form 10-K and other filings made by the Company with the Securities and Exchange Commission (“SEC”). Copies of such filings may be obtained by contacting the Company or accessing the Company's filings at www.sec.gov.

OVERVIEW

The Company, a one-bank holding company, was formed on June 3, 2002. The Company listed on The National NASDAQ Market on July 29, 2005. Prior to that, the Company’s common stock was quoted on the Over-the-Counter Bulletin Board.

Temecula Valley Bank (the “Bank”) was formed as a locally owned and managed financial institution that assumes an active community role. The Bank focuses primarily upon local banking services and community needs, as well as nationwide SBA loan origination and Real Estate Industries Group Construction lending in California. The Bank’s marketing strategy stresses its local ownership and commitment to serve the banking needs of the people and businesses in Temecula Valley, and the Interstate 15 corridor and surrounding areas, as well as originating loans through the SBA network nationwide.

The Bank commenced operations on December 16, 1996. Since the Bank opened, it has experienced substantial annual growth. The Bank changed from a national to a state charter on June 29, 2005. All per share data has been retroactively restated to give effect to all stock splits.

On December 18, 2003, the Company reincorporated into California from Delaware. The Bank has 286 employees (281 full-time equivalent), of which 268 are full time. Approximately one third of the employees are directly involved in the origination, underwriting and processing of SBA loans. Additional support staff is required to service the SBA loans after they are funded. It is anticipated that growth will remain strong for 2006 with a full service branch anticipated to open in the second quarter of 2006 in Solana Beach, Ca.

The SBA department has expanded considerably since 2001, with loan production offices in Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Pennsylvania, Texas, and Washington. Our growth has been augmented by the opening of full service offices in Fallbrook, CA in 1998; Escondido, CA in 1999; Murrieta, CA in 2000; El Cajon, CA in 2001; Corona, CA and Rancho Bernardo, CA in 2004; and Carlsbad, CA in 2005.

On June 26, 2002, the Company participated in a Trust Preferred Securities pool in the net amount of $7,000,000. The $6,789,000 of borrowing proceeds was transferred to the Bank as capital. On September 17, 2003, the Company participated in a second Trust Preferred Securities pool in the net amount of $5,000,000. Borrowing proceeds of $5,000,000 were transferred to the Bank as capital. On September 20, 2004, the Company participated in a third Trust Preferred Securities pool in the net amount of $8,000,000. Borrowing proceeds of $8,000,000 were transferred to the Bank as capital. On September 29, 2005, the Company participated in a fourth Trust Preferred Securities pool in the net amount of $8,000,000. Of the $8,000,000 borrowing proceeds, $7,000,000 was transferred to the Bank as capital.

The Bank plans to continue to expand through new full service and/or loan production office locations if they make good business sense and are located within the Bank’s geographic service area.

FINANCIAL CONDITION

Assets

Total assets increased from $868,988,046 at December 31, 2005 to $924,755,627 at March 31, 2006, a 6.42% increase. The increase was primarily due to an increase in cash and cash equivalents of $13,956,639 and an increase in gross loans (including loans held-for-sale) outstanding of $45,470,659.

Total loans, excluding loans held-for-sale, increased from $675,281,690 at year-end 2005 to $715,923,093 at March 31, 2006, a 6.02% increase. The loan portfolio composition is primarily construction, commercial, and real estate secured loans. SBA loans, of which the Bank is an active originator, comprise approximately 10% of net loans outstanding as of March 31, 2006 and 13% of net loans outstanding as of December 31, 2005. Typical of community bank loan markets, a significant portion of our portfolio is real estate secured. Approximately 96% of the loan portfolio at March 31, 2006 was real estate secured loans, compared to 95% at December 31, 2005. The loan growth is expected to remain strong for the remainder of 2006 due to expected increases in SBA production, construction and real estate lending, as well as loan production from the new branch in Solana Beach.

Federal Funds Sold, increased from $33,200,000 at December 31, 2005 to $51,600,000 at March 31, 2006. The increase in the first three months of 2006 is largely attributable to a $64,865,771 increase in certificates of deposit, and a $19,101,077 increase in other deposits offset by the $40,864,600 increase in total loans.

The allowance for loan losses increased from $9,039,155 at December 31, 2005 to $9,197,804 at March 31, 2006. The allowance for loan losses as a percentage of net loans outstanding and loans held-for-sale was 1.20% as of December 31, 2005 and 1.15% as of March 31, 2006. The allowance for loan losses as a percentage of net loans outstanding excluding loans held-for-sale was 1.35% as of December 31, 2005, and 1.29% as of March 31, 2006. The provision was $314,000 in the first three months of 2006, with net charge-offs of $155,350.

The allowance for loan losses is a valuation allowance for probable incurred credit losses established through charges to earnings in the form of a provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequently, any recoveries are credited to the allowance.

Quarterly detailed reviews are performed to identify the risks inherent in the loan portfolio, assess the overall quality of the loan portfolio and the related provision for loan losses to be charged to expense. The analysis considers general factors such as evaluation of collateral securing the credit, changes in lending policies and procedures, economic trends, loan volume trends, changes in lending management and staff, trends in delinquencies, nonaccruals and charge-offs, changes in loan review and Board oversight, the effects of competition, legal and regulatory requirements and factors inherent to each loan pool. Allocations of the allowance may be made for specific loans or pool of loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. A summary of the allowance for loan losses as of March 31, 2006 and 2005 follows:

	For the three months ended March 31,
Allowance for Loan Losses	2006	2005
	(Dollars in Thousands)
Loans outstanding and loans held-for-sale	$799,099	$587,153
Average amount of loans outstanding	782,333	555,312
Balance of allowance for loan losses, beginning of periods	9,039	6,362
Loans charged off:
Commercial	(63)	(117)
Real Estate - Construction	(10)	—
Real Estate - Other	(82)	(141)
Consumer	(1)	(2)
Total loans charged off	$(156)	$(260)

Recoveries of loans previously charged off:
Commercial	1	103
Real Estate - Construction	—	—
Real Estate - Other	—	2
Consumer	—	—
Total loan recoveries	$1	$105
Net loans charged off	(155)	(155)
Provision for loan loss expense	314	839
Balance, end of period	$9,198	$7,046

Ratio of net charge-offs to average loans	0.02%	0.03%

At March 31, 2006 and 2005, there were no accruing loans contractually past due 90 days or more and no restructured loans. The following table presents information concerning nonaccrual loans and other real estate owned (“OREO”).

Nonaccrual, Past Due, and Restructured Loans
	March 31, 2006			December 31, 2005
	Gross	Government	Net	Gross	Government	Net
	Balance	Guaranteed	Balance	Balance	Guaranteed	Balance
	(Dollars in Thousands)
Nonaccrual loans (Gross):
Commercial	$1,017	$(1,006)	$11	$2,259	$(2,178)	$81
Real Estate - Construction	—	—	—	—	—	—
Real Estate - Other	5,148	(4,152)	996	5,692	(4,336)	1,356
Installment	—	—	—	—	—	—
Total	6,165	(5,158)	1,007	7,951	(6,514)	1,437
OREO	728	(409)	319	2,111	(604)	1,507
Total nonaccrual loans and OREO	$6,893	$(5,567)	$1,326	$10,062	$(7,118)	$2,944

Total nonaccrual loans as a percentage of total loans			0.77%			1.06%
Total nonaccrual loans and OREO as a percentage of total loans and OREO			0.86%			1.34%
Allowance for loan losses to total net loans (including held-for-sale)			1.15%			1.20%
Allowance for loan losses to total net loans (excluding held-for-sale)			1.29%			1.35%
Allowance for loan losses to nonaccrual loans			149.2%			113.7%

The ratio of average interest-earning assets to total average assets was 89.58% for the first three months of 2006 compared to 87.61% for the first three months of 2005. The target is to keep this ratio above 90%, but has remained below that level due to the SBA servicing asset, the related SBA interest-only (I/O) strips receivable, and the cash surrender value of life insurance. Following is a summary of these items as of March 31, 2006 and 2005 and December 31, 2005.

•	At March 31, 2006, the SBA servicing asset was $8,257,381, the SBA I/O strip receivable was $20,200,808 and the cash surrender value of life insurance was $17,748,233.
•	At March 31, 2005, the SBA servicing asset was $7,871,752, the SBA I/O strip receivable was $24,020,948 and the cash surrender value of life insurance was $9,680,824.
•	At December 31, 2005, the SBA servicing asset was $8,169,273, the SBA I/O strip receivable was $22,067,900 and the cash surrender value of life insurance was $17,590,733.

Even though these assets are not considered interest-bearing for net interest margin purposes, they do produce, or are related to, income that is part of non-interest income.

Liabilities

Deposits increased from $742,431,939 at December 31, 2005 to $826,398,787 at March 31, 2006, an 11.31% increase. Money market and NOW accounts increased $18,869,089, savings decreased $3,745,711, demand deposits increased $3,977,699, and certificate of deposits (CD's) increased $64,865,711. Demand deposits comprised approximately 19% of deposits at March 31, 2006, compared to 21% at December 31, 2005 and 25% at March 31, 2005.

At March 31, 2006, more than 56% of deposits had balances of $100,000 or more. No one customer has balances that exceed 2% of the deposits of the Bank. The Bank prefers core deposits as a source of funds for the loan portfolio. Consequently, the Bank tries to attract solid core accounts yet maintain a reasonable funding cost. The Bank will continue to solicit core deposits to diminish reliance on volatile funds.

At March 31, 2006 and 2005, there were no short-term advances from the Federal Home Loan Bank. On December 31, 2005, the Company had a Federal Home Loan Bank Advance of $30,000,000 which matured on January 3, 2006 and accrued interest at 4.21%. The borrowing capacity at the Federal Home Loan Bank as of December 31, 2005 was $30,124,785 and at March 31, 2006 was $44,788,644.

On September 29, 2005, the Company issued $8,248,000 of junior subordinated debt securities to the Company’s wholly owned subsidiary, Temecula Valley Statutory Trust IV (“Trust IV”), a statutory trust created under to laws of the State of Delaware. The securities have quarterly interest payments with a rate at 3-month LIBOR plus 1.40%, for an effective rate of 6.40%, as of March 31, 2006, with principal due at maturity in 2035.

On September 20, 2004, the Company issued $8,248,000 of junior subordinated debt securities to the Company’s wholly owned subsidiary, Temecula Valley Statutory Trust III (“Trust III”), a statutory trust created under to laws of the State of Delaware. The securities have quarterly interest payments with a rate at 3-month LIBOR plus 2.20%, for an effective rate of 7.23%, as of March 31, 2006, with principal due at maturity in 2034.

On September 17, 2003, the Company issued $5,155,000 of junior subordinated debt securities to the Company's wholly owned subsidiary, Temecula Valley Statutory Trust II, ("Trust II"), a Connecticut business trust. The securities have quarterly interest payments with a rate at 3-month LIBOR plus 2.95%, for an effective rate of 7.98%, as of March 31, 2006, with principal due at maturity in 2033.

During June 2002, the Company issued $7,217,000 of junior subordinated debt securities to the Company's wholly owned subsidiary, Temecula Valley Statutory Trust I, ("Trust I"), a Connecticut business trust. The securities have quarterly interest payments with a rate at 3-month LIBOR plus 3.45%, for an effective rate of 8.53%, as of March 31, 2006, with principal due at maturity in 2032.

The Company also purchased a 3% minority interest in Temecula Valley Statutory Trusts I, II, III, and IV. The balance of the equity of Temecula Valley Statutory Trusts I, II, III and IV is comprised of mandatorily redeemable preferred securities. Under FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”, we are not allowed to consolidate Temecula Valley Statutory Trusts I, II, III and IV into the Company financial statements. Prior to the issuance of FIN No. 46, Bank Holding companies typically consolidated these entities. The Federal Reserve Board has ruled that these mandatorily redeemable preferred securities qualify as Capital. As of March 31, 2006 we have included the net junior subordinated debt in our capital for regulatory capital purposes.

Capital

Total capital was $46,054,088 at March 31, 2005, $58,180,310 at December 31, 2005, and $62,822,056 at March 31, 2006. For the first three months of 2006, the $4,641,746 increase consisted of $3,980,526 of net income, a reduction of $317,953 in other comprehensive income, $559,156 on the exercise of stock options, and $420,017 for stock-based compensation. For the first three months of 2005, the $3,151,550 increase was due to $3,001,680 in net income, $1,695,488 in other comprehensive income, and $149,870 on the exercise of stock options.

The table below presents the risk-based and leverage capital ratios of the Company and the Bank as of March 31, 2006, December 31, 2005, and March 31, 2005.

	Required
	Minimum	March 31, 2006		December 31, 2005		March 31, 2005
Capital Ratio Categories	Ratio	Company	Bank	Company	Bank	Company	Bank
Total Risk-Based Capital (to Risk-Weighted Assets)	8.00%	11.14%	10.89%	11.02%	10.81%	11.14%	11.00%
Tier 1 Risk-Based Capital (to Risk-Weighted Assets)	4.00%	9.28%	9.86%	8.93%	9.75%	9.23%	9.83%
Tier 1 Leverage Ratio (to Average Assets)	4.00%	9.34%	9.95%	9.28%	10.17%	9.47%	10.10%

At March 31, 2006, December 31, 2005, and March 31, 2005 the Bank and the Company were in the regulatory "well capitalized" category.

RESULTS OF OPERATIONS

Net Income

For the first quarter of 2006, the Company earned $3,980,526, compared to $3,001,680 for the first quarter of 2005. Net income in the first three months of 2006 and 2005 was augmented by the sale of the unguaranteed portion of SBA loans. These sales increased net income before taxes by $1,467,128 or $844,253 after taxes in the first three months of 2006 compared to $1,119,201 or $648,577 in the first three months of 2005.

Net income per diluted share for the first three months of the year was $0.42 in 2006 compared to $0.32 for the same period in 2005. Net income per basic share was $0.44 per share for the first three months of 2006 compared to $0.34 in 2005.

The return on average assets was 1.82% for the first quarter of 2006, compared to 1.91% for the first quarter of 2005. The return on average equity was 26.47% for the first quarter of 2006, compared to 27.20% for the first quarter of 2005.

Net Interest Earnings

Net interest income was $13,368,041 in the first three months of 2006, compared to $9,032,236 in the same period in 2005. The following is a summation of various yields for interest-earning assets and liabilities as of March 31, 2006 and 2005:

•	Net interest margin increased from 6.56% for the first quarter of 2005 to 6.83% for the first quarter of 2006.
•	Loan to deposit ratio decreased from 100.74% at March 31, 2005 to 96.70% at March 31, 2006.
•	Yield on loans increased from 8.32% for the first quarter of 2005 to 10.00% for the first quarter of 2006.
•	Yield on investments, Federal Funds Sold and U.S. Treasuries, increased from 2.42% for the first quarter of 2005 to 4.52% for the first quarter of 2006.
•	Cost of interest-bearing deposits increased from 1.98% for the first quarter of 2005 to 3.53% for the first quarter of 2006.
•	Cost of other borrowings, Federal Home Loan Bank advances and junior subordinated debt borrowings, increased from 4.42% for the first quarter of 2005 to 6.85% for the first quarter of 2006.

The following table shows average balances with corresponding interest income and interest expense as well as average yield and cost information for the three months ending March 31, 2006 and 2005. Average balances are derived from daily balances, and nonaccrual loans are included as interest-bearing loans for the purposes of these tables.

	Average Balances with Rates Earned and Paid
	Three-month period ended March 31,
		2006			2005
		Interest	Average		Interest	Average
	Average	Income/	Interest	Average	Income/	Interest
	Balance	Expense	Rate	Balance	Expense	Rate
	( Dollars in Thousands)
Assets
Securities-HTM (1)	$277	$2	4.00%	$127	$1	2.17%
Federal Funds Sold	10,740	120	4.52%	3,370	20	2.42%
Total Investments	11,017	122	4.50%	3,497	21	2.41%

Total Loans (2)	782,333	19,298	10.00%	555,312	11,390	8.32%
Total Interest Earning Assets	793,350	19,420	9.93%	558,809	11,411	8.28%

Allowance for Loan Loss	(9,340)			(6,645)
Cash & Due From Banks	26,755			22,560
Premises & Equipment	5,016			4,420
Other Assets	69,855			58,721
Total Assets	$885,636			$637,865

Liabilities and Shareholders’ Equity
Interest Bearing Demand	$31,621	12	0.15%	$31,279	12	0.15%
Money Market	72,066	473	2.66%	41,422	116	1.14%
Savings	31,926	27	0.34%	39,466	43	0.44%
Time Deposits under $100,000	243,332	2,470	4.12%	143,243	863	2.44%
Time Deposits $100,000 or more	248,349	2,478	4.05%	155,059	974	2.55%
Other Borrowings	35,012	592	6.85%	33,956	370	4.42%
Total Interest Bearing Liabilities	662,306	6,052	3.71%	444,425	2,378	2.17%

Non-interest Demand Deposits	153,212			141,337
Other Liabilities	9,136			7,346
Shareholders' Equity	60,982			44,757
Total Liabilities and Shareholders' equity	$885,636			$637,865

Net Interest Income		$13,368			$9,033

Interest Spread (3)			6.22%			6.11%
Net Interest Margin (4)			6.83%			6.56%

(1) There are no tax exempt investments in any of the reported periods.
(2) Average balances are net of deferred fees/gains that are amortized to interest income over the term of the respective loan.
(3) Net interest spread is the yield earned on interest-earning assets less the rate paid on interest-bearing liabilities.
(4) Net interest margin is the net interest income divided by the interest-earning assets.

The following table shows a comparison of interest income and interest expense as the result of changes in the volumes and rates on average interest-earning assets and average interest-bearing liabilities for the three months ended March 31, 2006 and 2005.

	Rate/Volume Analysis
	Increase/Decrease in Net Interest Income
	Three month period ended
	March 31, 2006 and 2005
	Volume	Rate	Total
Assets
Securities-HTM (1)	$1	$1	$2
Federal Funds Sold	44	56	100
Total Investments	45	57	102

Total Loans (2)	4,801	3,107	7,908
Total Interest Earning Assets	$4,846	$3,164	$8,010

Liabilities and Shareholders’ Equity
Money Market	$86	$271	$357
Savings	(8)	(8)	(16)
Time Deposits under $100,000	603	1,004	1,607
Time Deposits $100,000 or more	586	918	1,504
Other Borrowings	74	148	222
Total Interest Bearing Liabilities	1,341	2,333	3,674
Net Interest Income	$3,505	$831	$4,336

(1) There are no tax exempt investments in any of the reported periods.
(2) Average balances are net of deferred fees/gains that are amortized to interest income over the term of the respective loan.

The Bank's goal is to maintain at least 90% of its assets as interest-earning assets. Our largest component of non interest-earning assets is the SBA servicing and SBA interest-only (I/O) strip receivable assets (collectively “the servicing assets”). The servicing portfolio balance as of March 31, 2005 was $382,026,724 with a weighted-average servicing rate of 2.72%. The servicing portfolio balance as of March 31, 2006 was $405,974,707 with a weighted-average servicing rate of 2.36%. The servicing rate has been decreasing due to most loans being sold at a cash premium instead of a par premium. The par premium carries a higher servicing rate than the cash premium.

For the first three months of 2005, $2,539,876 was collected for servicing, the asset amortization was $2,014,900 and the SBA related servicing assets increased $286,039. For the same period in 2006, $2,456,590 was collected for servicing, the asset amortization was $1,989,953 and the SBA related servicing assets decreased $111,893.

The servicing assets are tested for impairment by computing the net present value of the amount of servicing income in excess of normal servicing costs over the expected average life of the loan. Normal servicing, in accordance with industry standards, is 40 basis points of the principal balance sold. The expected life assumes 30 percent of the note life if the note has an original term of less than 10 years, and 25% if the original term is 10 years or more.

The servicing calculations contain certain assumptions such as expected life of the loan and the discount rate used to compute the present value of future cash flows. The exposure of the loan life assumption is if loans prepay faster than expected. The exposure to the discount rate assumption is if rates adjust severely and permanently. Such exposure can cause adjustments to the income statement. The Bank, with the assistance of quarterly external appraisals, reviews for possible impairment of the servicing assets and records the I/O Strips at fair value. Fair value is estimated by discounting estimated future cash flows from the interest-only strips using assumptions similar to those used in valuing servicing assets. The average servicing fee rate was 2.36% at March 31, 2006 and 2.46% at December 31, 2005.

Asset quality is a constant, primary focus of the Bank, and even though risk is an integral part of the banking industry, it is management's policy to actively manage the risk, without sacrificing long-term stability with short-term profits. The table below summarizes the repayment rates for national SBA pools based on their maturities:

SBA Pools - Constant Prepayment Rates
Variable Rate Pools
Issue Date	< 8 Yr Life CPR	8-11 Yr Life CPR	11-16 Yr Life CPR	16-21 Yr Life CPR	> 21 Yr Life CPR
2003	15.5	14.3	13.4	15.1	13.6
2002	16.9	14.1	18.2	14.0	15.6
2001	16.8	15.3	16.3	16.2	16.5
2000	16.3	14.5	15.6	17.2	17.0
1999	15.4	14.8	16.1	15.2	17.4
1998	13.4	14.3	17.0	14.8	18.0
1997	13.3	13.5	15.4	16.7	18.5

The value of the servicing assets would decrease $1,528,651 and $2,931,460 if prepayment speeds increased 10% and 20%, respectively.

The overall average life of the servicing portfolio is 4.67 years. The following schedule displays the WAL (weighted-average life) for each SBA pool after applying the CPRs identified above:

Original Maturity		WAL (Yrs.)
< 8	Years	1.6
8-11	Years	2.2
11-16	Years	3.1
16-21	Years	4.0
> 21	Years	5.0

Based on assessing each component, our estimated discount rates for each Bank SBA pool at March 31, 2006 is as follows:

Original Maturity		Disc Rate Excess	Disc Rate I/O
< 8	Years	9.82%	9.82%
8-11	Years	9.82%	9.82%
11-16	Years	9.83%	9.83%
16-21	Years	9.82%	9.82%
> 21	Years	9.82%	9.82%

The servicing assets value would decrease $967,035 and $1,874,502 if the discount rate increased 1% and 2%, respectively.

Provision for Loan Loss

The allowance for loan losses represents management’s best estimate of probable incurred losses in the loan portfolio. The Bank has established a monitoring system for loans in order to identify impaired loans and potential problem loans to facilitate periodic evaluation of impairment and the amount of the allowance for loan losses in a timely manner.

The monitoring system and allowance for loan losses methodology has evolved over a period of years, and loan classifications have been incorporated into the determination of the allowance for loan losses. The monitoring system and allowance methodology include an assessment of individual classified loans, as well as applying loss factors to all loans not individually classified. Classified loans are reviewed individually to estimate the amount of probable loss that needs to be included in the allowance. These reviews include analysis of financial information as well as evaluation of collateral securing the credit. The analysis considers general factors such as changes in lending policies and procedures, economic trends, loan volume trends, changes in lending management and staff, trends in delinquencies, nonaccruals and charge-offs, changes in loan review and Board oversight, the effects of competition, legal and regulatory requirements, and factors inherent to each loan pool.

The provision was $838,800 and $314,000 for the first three months of 2005 and 2006, respectively. The provision for loan losses decreased as a result of a reduction in nonperforming loans since December 31, 2005 and a continued low level of charge-offs. The allowance as a percentage of net loans outstanding and loans held-for-sale at March 31, 2006 was 1.15% and 1.20% at March 31, 2005. The allowance as a percentage of net loans outstanding and loans held-for-sale at December 31, 2005 was 1.20%. The allowance as a percentage of net loans outstanding excluding loans held-for-sale at March 31, 2006 was 1.29% and 1.23% at March 31, 2005. The allowance as a percentage of net loans outstanding excluding loans held-for-sale was 1.35% at December 31, 2005.

Non-Interest Income

Non-interest income is an important source of revenue for the Company. Non-interest income consists of service charges and fees, gain on sale of loans and other assets, and loan servicing, broker and other loan related income. Non-interest income was $4,940,642 for the first three months of 2006 compared to $5,783,496 for the same period in 2005, an $842,854 decrease. The largest contributor to the decrease was the gain on sale of loans. The following table summarizes the components of non-interest income for the three months ended March 31, 2006 and 2005.

Fees and Other Income	Three Months Ended March 31,
	2006	2005
	(Dollars in Thousands)

Service Charges and Fees	$153	$158
Gain on Sale of Loans	2,945	3,760
Gain(Loss) on Other Assets and Other Real Estate Owned	25	(9)
Servicing Income	415	496
Loan Broker Income	620	604
Loan Related Income	521	526
Other Income	262	248
	$4,941	$5,783

The gain on sale of loans decreased from $3,759,991 in the first three months of 2005 to $2,945,250 in the same period in 2006. The following table summarizes the gain on sale of loans and other assets for the three months ended March 31, 2006 and 2005.

Gain on Sale of Loans / Assets	Three months ended March 31,
	2006	2005
	(Dollars in Thousands)
SBA 7A Unguaranteed Sales	$1,467	$1,119
SBA 7A Guaranteed Sales	1,176	1,959
SBA 504 Sales	—	194
Mortgage Sales	—	193
Other Loan Related	302	295
REO Gain (Loss)	25	(7)
Fixed Assets	—	(2)
Total	$2,970	$3,751

Non-Interest Expense

Non-interest expenses consist of salaries and benefits, occupancy, furniture and equipment, processing, office expense and professional costs such as legal and auditing, marketing and regulatory fees. These expenses are closely reviewed and controlled to maintain the Bank at its most cost effective operational level. Non-interest expense was $8,836,692 in the first three months of 2005 compared to $11,077,396 in the first three months of 2006, a $2,240,704 increase. The main contributors to the increase were salaries and employee benefits, occupancy expense, and legal and professional expense. The following table summarizes the components of non-interest expense for the three months ended March 31, 2006 and 2005.

Other Expenses	Three Months Ended March 31,
	2006	2005
	(Dollars in Thousands)
Salaries and Employee Benefits	$7,740	$5,851
Occupancy Expenses	738	562
Furniture and Equipment	380	338
Data Processing	302	273
Marketing and Business Promotion	225	297
Legal and Professional	302	57
Regulatory Assessments	42	54
Travel & Entertainment	245	176
Loan Related Expense	462	480
Office Expenses	608	592
Other Expenses	33	157
	$11,077	$8,837

Salaries and benefits increased from $5,851,506 in the first three months of 2005 to $7,740,298 for the same period in 2006, a $1,888,792 increase. Of this increase, $420,017 was for stock-based compensation for all share-based payments granted on or prior to March 31, 2006 and vested in the first quarter of 2006 as a result of the adoption of SFAS No. 123R. The remainder of the increase is associated with the addition of the Carlsbad Branch in 2005 as well as the general overall expansion of the Company.

Occupancy expense increased from $562,265 for the first three months of 2005 to $738,332 for the same period in 2006, a $176,067 increase. Contributing to the increase is the Solana Beach Branch which is scheduled to open in the second quarter of 2006.

Legal and professional expenses increased from $57,278 for the first three months of 2005 to $301,922 for the same period in 2006, a $244,644 increase. Accounting fees increased approximately $82,000 and legal fees increased approximately $126,000 for the first three months of 2006 compared to the same period in 2005. Contributing to the increase were fees associated with the change in accounting firms as well as increased regulatory and compliance mandates.

Income Taxes

Income tax expense totaled $2,936,761 for the first three months of 2006 and $2,138,560 for the first three months of 2005. The effective rate was 42.5% and 41.6% for the first three months of 2006 and 2005, respectively. The increase in the effective tax rate for 2006 is due to the non-deductibility of the incentive stock option portion of the stock-based compensation expense. Deferred tax assets totaled $6,275,032 at March 31, 2006, $5,744,355 at December 31, 2005 and $4,720,990 at March 31, 2005. Over half of the deferred tax asset is due to the tax deductibility timing difference of the provision for loan loss.

LIQUIDITY

Banks are in the business of managing money. Consequently, funds management is essential to the ongoing profitability of a bank. A bank must attract funds at a reasonable rate and deploy the funds at an appropriate rate of return, while taking into account risk factors, interest rates, short- and long-term liquidity positions and profitability needs.

The Bank’s cash position is determined on a daily basis. On a monthly basis, the Board of Directors reviews the Bank's liquidity analysis. The analysis measures the liquidity gap and Bank guidelines state a 2% positive liquidity gap position should be maintained.

The Bank maintains Federal Funds lines of credit of $18,000,000 at correspondent banks for short-term liquidity. In addition, the Bank has created a borrowing capacity at the Federal Home Loan Bank that fluctuates with loan balances pledged as collateral. At March 31, 2006, the Bank's borrowing capacity with the Federal Home Loan Bank was $44,788,644 and at December 31, 2005 was $30,124,785.

As of March 31, 2006, management is not aware of any current recommendations by regulatory authorities, which, if they were implemented, would have or would be reasonably likely to have a materially adverse effect on the Company's liquidity, capital resources, or operations

CAPITAL PLANNING

It is the goal of the Company and the Bank to maintain capital levels within the regulatory “well capitalized” category. The Company updates its multiple-year capital plan annually in conjunction with the preparation of the annual budget. Capital levels are always a primary concern of the federal regulatory authorities, and the Bank submits capital plans to them when requested. It is the Bank’s strategy to maintain an adequate level of capital, which by definition excludes excessive as well as inadequate capital. The following tables set forth the actual capital amounts and ratios for the Company and the Bank (dollar amounts in thousands).

			Amount of Capital Required
Temecula Valley Bancorp			For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
As of March 31, 2006:
Total Risk-Based Capital (to Risk-Weighted Assets)	$99,214	11.14%	$71,275	8.00%
Tier 1 Risk-Based Capital (to Risk-Weighted Assets)	$82,661	9.28%	$35,637	4.00%
Tier 1 Leverage Ratio (to Average Assets)	$82,661	9.34%	$35,455	4.00%

As of December 31, 2005:
Total Risk-Based Capital (to Risk-Weighted Assets)	$94,422	11.02%	$68,553	8.00%
Tier 1 Risk-Based Capital (to Risk-Weighted Assets)	$76,484	8.93%	$34,276	4.00%
Tier 1 Leverage Ratio (to Average Assets)	$76,484	9.28%	$32,970	4.00%

			Amount of Capital Required
Temecula Valley Bank			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2006:
Total Risk-Based Capital (to Risk-Weighted Assets)	$96,930	10.89%	$71,195	8.00%	$88,994	10.00%
Tier 1 Risk-Based Capital (to Risk-Weighted Assets)	$87,712	9.86%	$35,598	4.00%	$53,397	6.00%
Tier 1 Leverage Ratio (to Average Assets)	$87,712	9.95%	$35,264	4.00%	$44,081	5.00%

As of December 31, 2005:
Total Risk-Based Capital (to Risk-Weighted Assets)	$92,550	10.81%	$68,472	8.00%	$85,590	10.00%
Tier 1 Risk-Based Capital (to Risk-Weighted Assets)	$83,491	9.75%	$34,236	4.00%	$51,354	6.00%
Tier 1 Leverage Ratio (to Average Assets)	$83,491	10.17%	$32,842	4.00%	$41,053	5.00%

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

Two critical accounting policies are noteworthy. They concern the allowance for loan loss and the SBA servicing assets. They are considered critical due to the assumptions that are contained in their calculation, as well as external factors that can affect their value. Through quarterly review and analysis, valuations and calculations are tested for reasonableness. For a discussion of our critical accounting policies, see Item 7 "Management Discussion and Analysis" of the Company's report on Form 10-K for the year-ended December 31, 2005. There were no changes in our critical accounting policies and estimates in the three months ended March 31, 2006.

CONTRACTUAL OBLIGATIONS AND COMMITTMENTS

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

The following table summarizes our aggregate contractual obligations and their maturities as of March 31, 2006.

Loan Commitments and Related Financial Instruments	Maturity by period
		One year	More than 1	More than 3	More than
	Total	or less	year to 3 years	years to 5 years	5 years
Commitments to Extend Credit	$384,166,912	$268,770,695	$74,434,100	$574,502	$40,387,615
Letters of Credit	4,619,590	4,182,156	38,500	—	398,934
Loan Commitments Outstanding	388,786,502	272,952,851	74,472,600	574,502	40,786,549

Junior Subordinated Debt	28,868,000	—	—	—	28,868,000
Operating Lease Obligations	5,112,182	1,532,095	2,358,709	731,568	489,810
Other Commitments Outstanding	33,980,182	1,532,095	2,358,709	731,568	29,357,810
Total Outstanding Commitments	$422,766,684	$274,484,946	$76,831,309	$1,306,070	$70,144,359

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments to guarantee the performance of a Company customer to a third party. Since many of the commitments and standby letters of credit are expected to expire without being drawn upon, the total amounts do not necessarily represents future cash requirements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the customer.

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

The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk, even though such activities may be permitted with the approval of the Board of Directors.

Interest rate risk as discussed above is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange risk, equity price risk and commodity price risk, are not significant in the normal course of the Company's business activities.

The ongoing monitoring and management of both interest rate risk and liquidity, in the short- and long-term time horizon, is an important component of the Company's asset/liability management process, which is governed by limits established in the policies reviewed and approved annually by the Board of Directors.

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

The following reflects the Company's one year net interest income sensitivity based on asset and liability levels using the budgeted 2006 net interest income as a starting point. For purposes of this table, there is assumed to be zero growth in loans, investments,  deposits or other components of the balance sheet.

March 31, 2006
Changes in		Projected Net	Change from	% Change from
Rates		Interest Income	Base Case	base Case
(Dollars in Thousands)
+300	bp	$64,297	$10,226	18.91%
+200	bp	60,887	6,816	12.61%
+100	bp	57,479	3,408	6.30%
0	bp	54,071	—	0.00%
-100	bp	50,951	(3,120)	(5.77%)
-200	bp	48,187	(5,884)	(10.88%)
-300	bp	46,250	(7,821)	(14.46%)

In the model, a rising rate environment will increase net interest income (NII) from a flat rate environment. A lower rate environment will decrease net interest income. The analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon various assumptions. While the assumptions are developed upon current economic and market conditions, we cannot make ant assurances as to the predictive nature of these assumptions. Furthermore, the sensitivity analysis does not reflect actions the Board might take in responding to or anticipating changes in interest rates.

ITEM 4 - CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness (as defined in Rules 13a-15(e) or 15d-15(e) and have concluded that the Company's disclosure controls and procedures were adequate and effective. It should be noted that the design of the Company's disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

In addition, there have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation described in the above paragraph that occurred during the Company's last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of March 31, 2006 the Company is not party to any litigation that is considered likely to have a material adverse effect on the Company.

ITEM 1A.	RISK FACTORS

There have been no material changes in the discussion pertaining to risk factors that was provided in the December 31, 2005 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

(a) None
(b) None.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEMECULA VALLEY BANCORP INC.
DATE: May 9, 2006

BY:  /s/ Stephen H. Wacknitz

Stephen H. Wacknitz,
President/CEO, Chairman of the Board

BY:  /s/ Donald A. Pitcher

Donald A. Pitcher,
Executive Vice President
Chief Financial Officer