Form 10-Q
period 2006-06-30
TEMECULA VALLEY BANCORP INC
filed 2006-08-09
CIK 1172678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of August 7, 2006, there were 9,145,755 shares of the registrant's common stock, no par value per share, outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

TEMECULA VALLEY BANCORP INC.
Consolidated Statements of Financial Condition
(Unaudited)
	June 30, 2006	December 31, 2005
ASSETS
Cash and Due from Banks	$15,063,434	$18,311,714
Due from Banks - Time	99,000	-
Federal Funds Sold	27,400,000	33,200,000
TOTAL CASH AND CASH EQUIVALENTS	42,562,434	51,511,714

Loans Held for Sale	116,124,928	82,813,405
Loans:
Commercial	41,623,411	25,456,863
Real Estate - Construction	405,390,205	332,184,415
Real Estate - Other	269,578,202	248,026,312
SBA	93,280,898	65,294,324
Consumer and other	3,045,312	4,319,776
TOTAL LOANS	812,918,028	675,281,690
Net Deferred Loan Fees	(4,539,073)	(4,848,306)
Allowance for Loan Losses	(10,170,099)	(9,039,155)
NET LOANS	798,208,856	661,394,229

Federal Reserve and Federal Home Loan Bank Stock, at Cost	3,189,000	3,098,600
Premises and Equipment	5,068,274	4,885,015
Other Real Estate Owned	727,500	2,111,250
Cash Surrender Value of Life Insurance	21,595,034	17,590,733
Deferred Tax Assets	7,144,588	5,744,355
SBA Servicing Assets	8,569,660	8,169,273
SBA Interest-Only Strips Receivable	17,311,101	22,067,900
Accrued Interest Receivable	3,889,500	3,471,302
Other Assets	3,835,836	6,130,270
TOTAL ASSETS	$1,028,226,711	$868,988,046

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non Interest-Bearing Demand	$158,857,579	$155,992,027
Money Market and NOW	106,873,169	93,824,731
Savings	34,672,360	34,850,882
Time Deposits, Under $100,000	298,135,523	217,748,575
Time Deposits, $100,000 and Over	323,402,886	240,015,724
TOTAL DEPOSITS	921,941,517	742,431,939

FHLB Advances	-	30,000,000
Accrued Interest Payable	1,263,380	957,246
Junior Subordinated Debt	28,868,000	28,868,000
Other Liabilities	8,222,031	8,550,551
TOTAL LIABILITIES	960,294,928	810,807,736
Shareholders' Equity:
Common Stock No Par Value; 40,000,000 Shares
Authorized; 9,140,755 and 8,897,697 Shares Issued
and Outstanding at June 30, 2006 and December 31, 2005	20,259,509	17,639,669
Accumulated other comprehensive income(loss)	(969,702)	408,966
Retained Earnings	48,641,976	40,131,675
TOTAL SHAREHOLDERS' EQUITY	67,931,783	58,180,310
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,028,226,711	$868,988,046

See accompanying notes to the consolidated financial statements

TEMECULA VALLEY BANCORP INC.
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
INTEREST INCOME
Loans, including fees	$21,761,721	$13,414,314	$41,059,832	$24,804,088
Investment Securities	2,670	1,507	5,402	2,184
Federal Funds Sold	146,969	38,573	266,589	58,666
Due From Banks-Time	217	-	217	-
TOTAL INTEREST INCOME	21,911,577	13,454,394	41,332,040	24,864,938
INTEREST EXPENSE
Money Market and NOW	534,539	137,593	1,019,592	265,242
Savings Deposits	34,409	37,729	61,010	80,854
Time Deposits	6,088,537	2,615,784	11,037,546	4,453,216
Junior Subordinated Debt and Other Borrowings	717,055	388,023	1,308,814	758,125
TOTAL INTEREST EXPENSE	7,374,540	3,179,129	13,426,962	5,557,437
NET INTEREST INCOME	14,537,037	10,275,265	27,905,078	19,307,501
Provision for Loan Losses	1,096,000	804,100	1,410,000	1,642,900
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	13,441,037	9,471,165	26,495,078	17,664,601
NON INTEREST INCOME
Service Charges and Fees	161,973	162,625	314,481	320,850
Gain on Sale of Loans	3,758,795	4,685,619	6,704,045	8,445,610
Gain(Loss) on Other Assets and Other Real Estate Owned	207,357	(20,588)	232,339	(29,512)
Servicing Income	208,736	538,234	623,960	1,029,185
Loan Broker Income	1,037,406	1,031,096	1,657,326	1,634,845
Loan Related Income	678,984	777,879	1,199,919	1,303,898
Other Income	421,898	289,949	683,721	543,434
TOTAL NON INTEREST INCOME	6,475,149	7,464,814	11,415,791	13,248,310
NON INTEREST EXPENSE
Salaries and Employee Benefits	8,122,249	6,722,516	15,862,547	12,574,022
Occupancy Expenses	746,996	605,801	1,485,328	1,168,066
Furniture and Equipment	424,908	368,975	805,232	706,656
Data Processing	317,888	294,851	620,117	567,740
Marketing and Business Promotion	259,351	252,830	484,302	550,235
Legal and Professional	318,612	380,058	620,534	437,336
Regulatory Assessments	42,630	113,009	84,716	167,254
Travel & Entertainment	277,684	221,673	522,722	397,321
Loan Related Expense	765,922	400,326	1,227,591	880,728
Office Expenses	576,049	597,678	1,183,595	1,190,008
Other Expenses	201,164	222,403	234,165	377,446
TOTAL NON INTEREST EXPENSE	12,053,453	10,180,120	23,130,849	19,016,812
INCOME BEFORE INCOME TAX EXPENSE	7,862,733	6,755,859	14,780,020	11,896,099
Income Tax expense	3,332,958	2,812,818	6,269,719	4,951,378
NET INCOME	$4,529,775	$3,943,041	$8,510,301	$6,944,721
Per Share Data :
Earnings Per Share - Basic	$0.50	$0.45	$0.95	$0.79
Earnings Per Share - Diluted	$0.47	$0.41	$0.89	$0.73

Average number of shares outstanding	9,025,994	8,828,292	8,990,537	8,808,055
Average number of shares and equivalents	9,606,151	9,528,263	9,546,876	9,515,624

See accompanying notes to the consolidated financial statements

TEMECULA VALLEY BANCORP INC.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

					Accumulated
			Common		Other
	Comprehensive		Stock	Retained	Comprehensive
	Income	Shares	& Surplus	Earnings	Income(Loss)	Total
Balance at December 31, 2004		8,752,603	$16,724,128	26,178,410	$(262,991)	$42,639,547
Exercise of Stock Options,		59,680	149,870			149,870
Net Income	3,001,680			3,001,680		3,001,680
Other comprehensive income(loss), net	1,695,488				1,695,488	1,695,488
Total comprehensive income	$4,697,168
Balance at March 31, 2005		8,812,283	$16,873,998	$29,180,090	$1,432,497	$47,486,585
Exercise of Stock Options,		53,164	486,654			486,654
Net Income	3,943,041			3,943,041		3,943,041
Other comprehensive income(loss), net	(128,145)				(128,145)	(128,145)
Total comprehensive income	$3,814,896
Balance at June 30, 2005		8,865,447	$17,360,652	$33,123,131	$1,304,352	$51,788,135
Exercise of Stock Options,
Including the Realization of Tax Benefits of $39,884		14,250	185,328			185,328
Net Income	3,285,162			3,285,162		3,285,162
Other comprehensive income(loss), net	(1,014,591)				(1,014,591)	(1,014,591)
Total comprehensive income	$2,270,571
Balance at September 30, 2005		8,879,697	$17,545,980	$36,408,293	$289,761	$54,244,034
Exercise of Stock Options,		18,000	93,689			93,689
Net Income	3,723,382			3,723,382		3,723,382
Other comprehensive income(loss), net	119,205				119,205	119,205
Total comprehensive income	$3,842,587
Balance at December 31, 2005		8,897,697	$17,639,669	$40,131,675	$408,966	$58,180,310
Exercise of Stock Options,
Including the Realization of Tax Benefits of $242,603		80,074	559,156			559,156
Stock-based compensation			420,017			420,017
Net Income	3,980,526			3,980,526		3,980,526
Other comprehensive income(loss), net	(317,953)				(317,953)	(317,953)
Total comprehensive income	$3,662,573
Balance at March 31, 2006		8,977,771	$18,618,842	$44,112,201	$91,013	$62,822,056
Exercise of Stock Options,
Including the Realization of Tax Benefits of $941,094		162,984	1,442,667			1,442,667
Stock-based compensation			198,000			198,000
Net Income	4,529,775			4,529,775		4,529,775
Other comprehensive income(loss), net	(1,060,715)				(1,060,715)	(1,060,715)
Total comprehensive income	$3,469,060
Balance at June 30, 2006		9,140,755	$20,259,509	$48,641,976	$(969,702)	$67,931,783

See accompanying notes to the consolidated financial statements

TEMECULA VALLEY BANCORP INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2006	2005
OPERATING ACTIVITIES
Net Income	$8,510,301	$6,944,721
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	4,833,731	4,613,497
Share-based compensation expense	618,017	-
Amortization of debt issuance cost	35,100	35,100
Net (increase)decrease in deferred loan origination fees	(309,233)	1,009,750
Provision for Loan Losses	1,410,000	1,642,900
Provision for Deferred Taxes	(400,000)	(650,000)
Gain on Sale of Loans	(6,704,045)	(8,445,610)
Loans Originated for Sale	(117,593,864)	(120,590,413)
Proceeds from Loan Sales	90,986,386	134,608,647
Loss (Gain) on Sale of Other Real Estate Owned	(240,339)	27,512
Net Increase in Cash Surrender Value of Life Insurance	(336,301)	(186,000)
Federal Home Loan Bank Stock Dividends	(44,600)	(29,400)
Net Change in Accrued Interest, Other Assets and Other Liabilities	(1,773,937)	(1,416,167)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(21,008,784)	17,564,537

INVESTING ACTIVITIES
Purchases of Held-to-Maturity Investments	(594,598)	(597,816)
Purchases of Federal Reserve and Federal Home Loan Bank Stock	(45,800)	(441,900)
Proceeds from Maturities of Held-to-Maturity Securities	600,000	600,000
Net Increase in Loans	(105,471,447)	(107,109,717)
Purchase of Loans	(31,761,447)	-
Purchase of Cash Surrender Value Life Insurance	(3,668,000)	(3,690,000)
Proceeds from Sale of Premises and Equipment	131,400	54,000
Proceeds from Sale of Other Real Estate Owned	2,351,589	275,186
Purchases of Premises and Equipment	(993,593)	(982,017)
NET CASH USED BY INVESTING ACTIVITIES	(139,451,896)	(111,892,264)

FINANCING ACTIVITIES
Net Increase in Demand Deposits and Savings Accounts	15,735,468	11,518,660
Net Increase in Time Deposits	163,774,110	97,488,625
Net Change in Federal Home Loan Bank Advances	(30,000,000)	-
Proceeds from Exercise of Stock Options	818,125	636,524
Excess tax benefits from exercise of stock options	1,183,697	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	151,511,400	109,643,809

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,949,280)	15,316,082
Cash and Cash Equivalents at Beginning of Year	51,511,714	23,117,261

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$42,562,434	$38,433,343
Supplemental Disclosures of Cash Flow Information:
Interest Paid	$13,120,827	$5,327,791
Income Taxes Paid	$285,391	$4,277,189
Transfer of Loans to Other Real Estate Owned	$727,500	$-

See accompanying notes to the consolidated financial statements

TEMECULA VALLEY BANCORP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the six months ended June 30, 2006 and 2005

The accompanying unaudited consolidated financial statements have been prepared by Temecula Valley Bancorp Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and include the accounts of Temecula Valley Bancorp Inc. ("Company") and its wholly owned subsidiary, Temecula Valley Bank ("Bank"). All significant intercompany transactions have been eliminated.

The Company is also the common stockholder of Temecula Valley Statutory Trust I, Temecula Valley Statutory Trust II, Temecula Valley Statutory Trust III, and Temecula Valley Statutory Trust IV. In accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”, these trusts are not included in the consolidated financial statements.

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

The results of operations for the six month period ended June 30, 2006, are not necessarily indicative of the results to be expected for the full year. These financial statements do not include all disclosures associated with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission (“SEC”) and, accordingly, should be read in conjunction with such statements. In the opinion of management of the Company, the unaudited financial statements contain all adjustments (consisting only of normal, recurring accruals) necessary to fairly present the financial position of the Company on June 30, 2006. Certain prior year amounts have been reclassified to conform to the current period’s presentation.

Note 1 - Significant Accounting Policies

Significant accounting policies followed by the Company are presented in Note A to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no significant changes to these accounting policies since December 31, 2005 except for the adoption of Financial Accounting Standards Board (“FASB”) No. 123R as described in Note 2 below.

Note 2 - Stock-based Compensation

At June 30, 2006, the Company has three fixed option plans under which 4,000,000 shares of the Company’s common stock may be issued. As of June 30, 2006, there were 215,250 shares available for grant under these plans. Following is a brief description of each plan.

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

•
An incentive/nonqualified stock option plan for directors, officers and employees. Under this plan the Company may grant options for 700,000 shares of common stock at not less than 100% of the fair market value for incentive stock options and 85% or greater of the fair market value for non qualified stock options as of the grant date.

Options have a maximum ten-year life from the grant date and, with respect to incentive options, generally vest and become exercisable over three years after the date of grant. Non qualified options generally vest immediately.

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related Interpretations. We measured the compensation cost for stock options as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

Effective January 1, 2006, we have adopted Financial Accounting Standards Board (“FASB”) SFAS No. 123R, “Share-Based Payment”. This Statement supersedes Accounting Principles Board ("APB") Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance and is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.

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

 SFAS No. 123R allows for two alternative transition methods. The Company has elected to follow the modified-prospective transition method, which requires application of the new statement to new awards and to awards modified, repurchased, or cancelled after the required effective date. Prior periods were not restated to reflect the impact of adopting the new standard. Additionally, the compensation cost for the portion of awards for which the requisite service has not been rendered, that were outstanding as of the required effective date, will be recognized as the requisite services are rendered on or after the effective date. The compensation cost of that portion of awards will be based on the grant-date fair value of those awards as calculated for pro-forma disclosures under the original SFAS No. 123.

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

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected life (years)	4	5	4	5
Risk free interest rate	4.93%	4.36%	4.34%	4.36%
Weighted Average Expected volatility	42.14%	24.30%	27.29%	24.30%
Expected annual dividends	none	none	none	none

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

A summary of stock option activity for the six months ended June 30, 2006 and 2005 is presented below:

	Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding as of 12/31/2005	1,572,961	$7.41
Granted	126,000	$20.33
Exercised	(243,058)	$3.37
Forfeited, expired or cancelled	(19,336)	$17.99
Outstanding as of 6/30/2006	1,436,567	$9.05	$16,051,874	5.69

Shares exercisable as of 6/30/2006	1,096,642	$6.30	$15,840,818	5.29

	Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding as of 12/31/2004	1,579,723	$6.04
Granted	138,000	$18.06
Exercised	(112,844)	$5.64
Forfeited, expired or cancelled	(26,668)	$10.64
Outstanding as of 6/30/2005	1,578,211	$7.06	$20,823,187	5.86

Shares exercisable as of 6/30/2005	1,203,916	$4.41	$18,604,708	5.13

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 was $6.74 with an aggregate total value of $849,657. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2005 was $5.53 with an aggregate total value of $760,478. SFAS No. 123R requires that an estimate of forfeitures be made when the awards are granted and thereafter updated if information becomes available indicating that actual forfeitures will differ. Based on historical information, the average annual forfeiture rate used for awards granted was 4.17%. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $4.5 million and $1.4 million, respectively.

The weighted-average grant-date fair value of options granted during the three months ended June 30, 2006 was $8.36 with an aggregate total value of $33,372. The weighted-average grant-date fair value of options granted during the three months ended June 30, 2005 was $5.60 with an aggregate total value of $435,656. The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 was $3.0 million and $521,500, respectively.

As a result of the adoption of SFAS No. 123R, we have recognized compensation expense for awards on a straight-line basis over the vesting period of the award. For the six months ended June 30, 2006, the Company recognized stock-based compensation expenses of $618,017 for all share-based payments granted on or prior to June 30, 2006 and vested in the first six months of 2006. As of June 30, 2006, there was approximately $1.3 million of total unrecognized compensation expense for non-vested options granted under all of the Company’s plans.

The following table illustrates the effect on net income and earnings per share information had the Company accounted for share-based compensation in accordance with SFAS No. 123R for the three and six months ended June 30, 2005.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$3,943,041	$6,944,721
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	(124,396)	(244,568)
Pro Forma Net Income	$3,818,645	$6,700,153

Per Share Data:
Basic income per share, as reported	$0.45	$0.79
Basic income per share, proforma	$0.43	$0.76

Diluted income per share, as reported	$0.41	$0.73
Diluted income per share, proforma	$0.40	$0.70

Note 3 - Employee Stock Ownership Plan

On March 1, 2006, the Board of Directors approved in principal the adoption of an Employee Stock Ownership Plan (“ESOP”). On June 28, 2006, the Board of Directors approved the adoption of the ESOP for the benefit of eligible employees of the Bank and their beneficiaries. The ESOP is intended to constitute a stock bonus employee stock ownership plan within the meaning of Sections 4975(e)(7) and 407(d)(6) of the Employee Retirement Income Security Act of 1974. The amount to be contributed to ESOP by the Bank will be determined by the Board of Directors with such contributions principally invested in the stock of Temecula Valley Bancorp Inc. Contributions will be at the discretion of the Board. Currently, the Bank plans to have the ESOP non-leveraged. The employee benefit expense to the Company will be recognized based on the number of shares contributed at fair market value and cash contributions. Eligible employees automatically become participants in the ESOP and, if eligible, may receive distributions from the trustee of the ESOP upon termination of employment.

Note 4 - Executive Nonqualified Excess Plan

On June 28, 2006, the Board of Directors of the Bank adopted the Executive Nonqualified Excess Plan ("Executive Nonqualified Plan") and related documents. The Executive Nonqualified Plan is an unfunded, nonqualified deferred compensation plan intended to comply with the requirements of Section 409A of the Internal Revenue Code and regulations promulgated thereunder, and will apply to amounts deferred after January 1, 2005 under the Executive Nonqualified Plan. The purpose of the Executive Nonqualified Plan is to encourage selected key managerial employees to maintain their employment with the Bank by allowing them to defer compensation. The key managerial employees of the Bank eligible to participate in the Executive Nonqualified Plan are determined at the sole discretion of the Board of Directors. The plan provides for discretionary matching contributions. No such contributions have been approved by the Company.

Note 5 - Loans Held-For-Sale

Temecula Valley Bank is a Nationwide SBA "Preferred Lender". As a Preferred Lender we can approve a loan within the authority given to us by the SBA without prior approval from the SBA. Preferred Lenders approve, package, fund, and service SBA loans within a range of authority that is not available to other SBA lenders without the "Preferred Lender" designation.

The Bank originates loans to customers under the SBA 7(a) program that generally provides for SBA guarantees up to 85% of each loan. We generally sell the guaranteed piece as well as a part of the unguaranteed portion of each loan. Approximately 5% of the 7(a) loans are required to stay on the books of the Bank. Funding for these loans has come principally from retail deposit sources.

Mortgage loans and SBA loans, originated and intended for sale in the secondary market, are carried at the lower of cost or market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. The strategy of selling both the guaranteed and unguaranteed portion of the 7(a) loans assist us in managing our capital levels and meeting out funding needs relative to local community loan demand.

The Bank retains the servicing on the sold guaranteed portion of 7(a) loans. Upon sale in the secondary market, the purchaser of the guaranteed portion of 7(a) loans pays a premium to the Bank, which generally is between 8% and 10% of the guaranteed amount, and in the case of a sale of the unguaranteed portion, the premium is usually between 1% and 4%. When we retain servicing after the sale, we also receive a servicing fee equal to 1% to 5% of the guaranteed amount sold in the secondary market.

Servicing assets are recognized when loans are sold with servicing retained. Servicing assets are amortized in proportion to and over the period of estimated future net servicing income. The fair value of servicing assets is estimated by discounting the future cash flows at estimated future current market rates for the expected life of the loans. The Company uses industry prepayment statistics in estimating the expected life of the loan. Management evaluates servicing assets for impairment on a quarterly basis. For purposes of measuring impairment, the rights are stratified based on original term to maturity. The amount of impairment recognized is the amount by which the servicing asset for a stratum exceeds its fair value.

Rights to future interest income from serviced loans that exceed contractually specified servicing fees are classified as interest-only strips. The interest-only strips are classified as available-for-sale and recorded at fair value with any unrealized gains or losses recorded through other comprehensive income in the period of change of fair value. See Management’s Discussion and Analysis of Financial Conditions and Results of Operations in this report for additional information.

Note 6 - Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective as of the beginning of fiscal years that begin after December 15, 2006. We do not expect the adoption of this standard will have a significant impact on our financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 156 clarifies when a servicer should separately recognize servicing assets and servicing liabilities and permits an entity to choose either the “Amortization Method” or “Fair Value Measurement Method” for subsequent measurement of each class of such assets and liabilities. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not issued financial statements. We will implement this standard as of the beginning of our fiscal year 2007. We currently use the amortization method to account for our servicing rights and we expect to continue this practice after implementation of SFAS No. 156. Therefore, we do not expect the adoption of this standard will have a significant impact on our financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155, amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS 140, “Accounting for Transfers of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140 including which interest-only strips are not subject to the requirements of SFAS No. 133. This statement is effective for all financial instruments acquired or issued after January 1, 2007 with earlier adoption permitted. We do not expect the adoption of this standard will have a significant impact on our financial condition or results of operations.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
AND RESULTS OF OPERATIONS

Management’s discussion is intended to provide additional information regarding the significant changes and trends in the Company’s Financial Condition, Statements of Income, Funds Management and Capital Planning. Statements made in this Report that state the intentions, beliefs, expectations or predictions of the future by Temecula Valley Bancorp Inc. (the "Company") or its management are forward-looking statements. The Company's actual results could differ materially from those projected in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in the Company's Form 10-K and other filings made by the Company with the Securities and Exchange Commission (“SEC”). Copies of such filings may be obtained by contacting the Company or accessing the Company's filings at www.sec.gov.

OVERVIEW

Temecula Valley Bancorp Inc. ("Company") was formed in 2002 to serve as a holding company for Temecula Valley Bank ("Bank"). The Bank was formed in 1996 as a locally owned and managed financial institution that assumes an active community role.

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

The Bank operates eight full service offices in California. As a Nationwide Preferred Lender, the Bank has SBA loan production offices in Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Pennsylvania, Texas, and Washington. Since the Bank opened, it has experienced substantial annual growth. It is anticipated that growth will remain strong for 2006 with full service branches anticipated to open in Solana Beach in the third quarter and Ontario in the fourth quarter of 2006. The Bank plans to continue to expand through new full service and/or loan production office locations if they make good business sense and are located within the Bank’s geographic service area.

We continued to have strong growth in loans and core deposits. Revenue growth again exceeded expense growth, credit quality remained excellent, and our net interest margin improved further in the quarter. The following table highlights selected financial data for the three and six month periods ended June 30, 2006 and June 30, 2005 and the year ended December 31, 2005:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Income Statement:
Interest income	$21,911,577	$13,454,394	$41,332,040	$24,864,938
Interest expense	7,374,540	3,179,129	13,426,962	5,557,437
Net interest income	14,537,037	10,275,265	27,905,078	19,307,501
Provision for loan losses	1,096,000	804,100	1,410,000	1,642,900
Net interest income after provision for loan losses	13,441,037	9,471,165	26,495,078	17,664,601
Non interest income	6,475,149	7,464,814	11,415,791	13,248,310
Non interest expense	12,053,453	10,180,120	23,130,849	19,016,812
Income before income taxes	7,862,733	6,755,859	14,780,020	11,896,099
Provision for income taxes	3,332,958	2,812,818	6,269,719	4,951,378
Net income	$4,529,775	$3,943,041	$8,510,301	$6,944,721

Per Share Data:
Basic earnings per share	$0.50	$0.45	$0.95	$0.79
Diluted earnings per share	$0.47	$0.41	$0.89	$0.73

Selected Ratios:
Net Interest Margin	6.79%	6.78%	6.81%	6.67%

Return on average assets	1.90%	2.27%	1.86%	2.10%
Return on average equity	27.71%	32.87%	27.19%	30.10%

	June 30, 2006	December 31, 2005

Net Charge offs	$279,056	$220,379
Net Charge offs / average total loans	0.03%	0.03%

Gross non-performing loans	$8,257,182	$7,950,601
Gross non-performing loans / average total loans	1.01%	1.43%
Other Real Estate Owned	727,500	2,111,250

Allowance for loan loss	$10,170,099	$9,039,155
Allowance for loan loss/net loans and loans held-for-sale	1.10%	1.20%
Allowance for loan loss/net loans excluding loans held-for-sale	1.26%	1.35%
Allowance for loan loss/gross nonperforming loans	123.17%	113.69%

Tier I leverage ratio	9.37%	9.28%
Tier I risk based ratio	8.72%	8.93%
Total risk based ratio	10.26%	11.02%

FINANCIAL CONDITION

Balance Sheet Summary

Total assets increased from $869.0 million at December 31, 2005 to $1.03 billion at June 30, 2006, an 18.32% increase. Total loans, excluding loans held-for-sale, increased from $675.3 million at December 31, 2005 to $812.9 million at June 30, 2006, a 20.38% increase. Total deposits increased from $742.4 million at December 31, 2005 to $921.9 million at June 30, 2006, a 24.18% increase. Total shareholders’ equity increased from $58.2 million at December 31, 2005 to $67.9 million at June 30, 2006, a 16.76% increase.

Cash and Cash Equivalents

Cash and cash equivalents, which for us are Federal Funds Sold only, decreased from $33.2 million at December 31, 2005 to $27.4 million at June 30, 2006. The decrease in the first six months of 2006 is largely attributable to a $179.5 million increase in total deposits offset by a $137.6 million increase in total loans, a $33.3 million increase in loans held-for-sale, and a $4.0 million increase in cash surrender value of life insurance.

Loans

Total loans, excluding loans held-for-sale, increased from $675.3 million at December 31, 2005 to $812.9 million at June 30, 2006, an increase of $137.6 million or 20.38%. Contributing to the increase was the purchase of the unguaranteed portion of 7(a) loans during the second quarter of 2006 of $31.85 million. Without the purchase of these loans, the increase in total loans, excluding loans held-for-sale, would have been $105.9 million or 15.68%.

The loan portfolio composition is primarily construction, commercial, and real estate secured loans. SBA loans, of which the Bank is an active originator, comprise approximately 14% of net loans outstanding as of June 30, 2006 and 13% of net loans outstanding as of December 31, 2005. Typical of community bank loan markets, a significant portion of our portfolio is real estate secured. Approximately 96% of the loan portfolio at June 30, 2006 was real estate secured, compared to 95% at December 31, 2005. The loan growth is expected to remain strong for the remainder of 2006 due to expected increases in SBA production, construction and real estate lending, as well as loan production from the new branches in Solana Beach and Ontario.

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

The allowance for loan losses increased from $9.0 million at December 31, 2005 to $10.2 million at June 30, 2006. The allowance for loan losses as a percentage of net loans outstanding and loans held-for-sale was 1.20% as of December 31, 2005 and 1.10% as of June 30, 2006. The allowance for loan losses as a percentage of net loans outstanding excluding loans held-for-sale was 1.35% as of December 31, 2005, and 1.26% as of June 30, 2006. A summary of the allowance for loan losses for the six months ended June 30, 2006 and June 30, 2005 and the year ended December 31, 2005 follows:

Allowance for Loan Losses	Six Months Ended June 30, 2006	Year End December 31, 2005	Six Months Ended June 30, 2005

	(Dollars in Thousands)
Loans outstanding and loans held-for-sale, net of fees	$924,504	$753,247	$628,212
Average amount of loans outstanding	814,446	634,731	598,298
Balance of allowance for loan losses, beginning of periods	9,039	6,362	6,362
Loans charged off:
Commercial	(203)	(250)	(117)
Real Estate - Construction	(10)	-	-
Real Estate - Other	(82)	(286)	(286)
Consumer	(1)	(4)	(2)
Total loans charged off	$(296)	$(540)	$(405)

Recoveries of loans previously charged off:
Commercial	16	281	219
Real Estate - Construction	-	-	-
Real Estate - Other	-	39	20
Consumer	1	-	-
Total loan recoveries	$17	$320	$239
Net loans charged off	(279)	(220)	(166)
Provision for loan loss expense	1,410	2,897	1,643
Balance, end of period	$10,170	$9,039	$7,839

Ratio of net charge-offs to average loans	0.03%	0.03%	0.03%

Nonaccrual, Past Due, Restructured Loans and Other Real Estate Owned

For the six months ended June 30, 2006, nonaccrual loans totaled $8.3 million, a $306,581 or 3.86% increase from nonaccrual loans of $7.9 million at December 31, 2005. There were no changes to Other Real Estate Owned (“OREO) during the second quarter of 2006. The OREO balance at June 30, 2006 was $727,500 compared to $2.1 million at December 31, 2005, a decrease of $1.4 million or 65.54%. At June 30, 2006 and December 31, 2005, there were no accruing loans contractually past due 90 days or more and no restructured loans. The following table presents information relating to nonaccrual loans and OREO for the periods ending June 30, 2006 and December 31, 2005.

	Six Months Ended June 30, 2006			Year End December 31, 2005
	Gross	Government	Net	Gross	Government	Net
	Balance	Guaranteed	Balance	Balance	Guaranteed	Balance
			(Dollars in Thousands)
Nonaccrual loans (Gross):
Commercial	$2,263	$(1,894)	$369	$2,259	$(2,178)	$81
Real Estate - Construction	526	(395)	131	-	-	-
Real Estate - Other	5,468	(4,543)	925	5,692	(4,336)	1,356
Installment	-	-	-	-	-	-
Total	8,257	(6,832)	1,425	7,951	(6,514)	1,437
OREO	728	(409)	319	2,111	(604)	1,507
Total nonaccrual loans and OREO	$8,985	$(7,241)	$1,744	$10,062	$(7,118)	$2,944

Gross nonaccrual loans as a percentage of total loans			0.89%			1.06%
Gross nonaccrual loans and OREO as a percentage of total loans and OREO			0.97%			1.34%
Allowance for loan losses to total net loans (including held-for-sale)			1.10%			1.20%
Allowance for loan losses to total net loans (excluding held-for-sale)			1.26%			1.35%
Allowance for loan losses to gross nonaccrual loans			123.2%			113.7%

Life Insurance - Cash Surrender Value

The cash surrender value of life insurance is bank owned life insurance (“BOLI”). The BOLI death benefit provides key man insurance for the Bank, as well as providing coverage for the unaccrued liability, in the event of the death of the executive that is a party to a Salary Continuation Plan (“SCP”). The BOLI had a balance of $21.6 million at June 30, 2006, compared to $17.6 million at December 31, 2005, an increase of $4.0 million. The largest component of the increase was the purchase of additional key man insurance in the amount of $3.7 million.

Servicing Assets and Interest-Only Strips

The Bank's goal is to maintain at least 90% of its assets as interest-earning assets. Our largest component of non interest-earning assets is the SBA servicing and SBA interest-only (I/O) strip receivable assets (collectively “the servicing assets”). At June 30, 2006, the Bank was servicing approximately $488.3 million in loans previously sold with a weighted-average servicing rate of 2.24%. The servicing portfolio balance as of December 31, 2005 was $503.2 million with a weighted-average servicing rate of 2.46%. The servicing rate decreased due to a majority of loans being sold during the first six months at a cash premium instead of a par premium. The par premium carries a higher servicing rate than the cash premium.

The Bank may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fee. In that case, the Bank records an interest-only strip based on the relative fair market value of it and the other components of the loan. At June 30, 2006 and December 31, 2005, the Bank had interest-only strips of $17.3 million, and $22.1 million, respectively, which approximates fair value. Fair value is estimated by discounting estimated future cash flows from the interest-only strips using assumptions similar to those used in valuing servicing assets.

For the first six months of 2006, the Bank had an unrealized loss of $1.7 million, which decreased the I/O strip receivable to $17.3 million. At December 31, 2005, the Bank had an unrealized gain of $705,672. A summary of the changes in the related servicing assets and interest-only strips receivable are as follows:

	Servicing Assets
	Six Months Ended June 30, 2006	Year End December 31, 2005
Balance at Beginning of Period	$8,169,273	$7,585,712
Increase from Loan Sales	1,194,741	2,597,873
Amortization Charged to Income	(794,354)	(2,014,312)
Balance at End of Period	$8,569,660	$8,169,273

	Interest-Only Strips Receivable
	June 30, 2006	December 31, 2005
Balance at Beginning Period	$22,067,900	$24,679,520
Increase from Loan Sales	949,759	2,160,246
Amortization Charged to Income	(3,327,658)	(5,477,538)
Unrealized gain(loss) on I/O Strips Receivable	(2,378,900)	705,672
Balance at End of Period	$17,311,101	$22,067,900

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

The table below summarizes the repayment rates for national SBA pools based on their maturities:

SBA Pools - Constant Prepayment Rates
Variable Rate Pools
Issue Date	< 8 Yr Life CPR	8-11 Yr Life CPR	11-16 Yr Life CPR	16-21 Yr Life CPR	> 21 Yr Life CPR
Year 1	8.25	5.91	4.63	3.99	4.13
Year 2	14.30	11.33	10.05	12.37	9.62
Year 3	18.38	16.39	15.34	15.92	16.90
Year 4	18.81	17.30	18.10	19.96	21.09
Year 5	16.66	16.20	19.01	19.17	20.90
Year 6	14.35	16.00	18.17	17.88	20.10
Year 7	12.46	13.82	17.62	18.30	18.64
Year 8	7.68	10.70	13.20	13.38	18.95
Year 9	3.73	9.43	12.23	20.50	18.40
Year 10	1.90	5.75	14.10	11.80	16.00
Year 11+	0.00	2.70	14.70	11.90	17.90

The value of the servicing assets would decrease $1.4 million and $2.7 million if prepayment speeds increased 10% and 20%, respectively.

The overall average life of the servicing portfolio is 4.24 years. The following schedule displays the weighted-average discount rates for each SBA pool after applying the CPRs identified above and our estimated discount rates for each Bank SBA pool at June 30, 2006 based on assessing each component.

Original Maturity		Disc Rate Excess	Disc Rate I/O
< 8	Years	9.16%	9.16%
8-11	Years	9.16%	9.16%
11-16	Years	9.13%	9.13%
16-21	Years	9.11%	9.11%
> 21	Years	9.10%	9.10%

The servicing assets value would decrease $799,396 and $1.6 million if the discount rate increased 1% and 2%, respectively.

Other Assets

Premises and equipment, accrued interest, and deferred tax assets are major components of other assets. Following is a summary of these items as of June 30, 2006 and December 31, 2005.

•	At June 30, 2006, premises and equipment was $5.1 million, accrued interest was $3.9 million and the deferred tax asset was $7.1 million.
•	At December 31, 2005, premises and equipment was $4.9 million accrued interest was $3.5 million and the deferred tax asset was $5.7 million.

Deposits

Deposits increased from $742.4 million at December 31, 2005 to $921.9 million at June 30, 2006, a 24.18% increase. Money market and NOW accounts increased $13.0 million, savings decreased $178,522, demand deposits increased 2.9 million, and certificate of deposits (CD's) increased $163.8 million, of which $20.6 million were brokered deposits. Demand deposits comprised approximately 17% of deposits at June 30, 2006 compared to 21% at December 31, 2005.

At June 30, 2006, more than 57% of deposits had balances of $100,000 or more. At June 30, 2006, the Bank had one customer with balances of $20.6 million. The Bank prefers core deposits as a source of funds for the loan portfolio. Consequently, the Bank tries to attract solid core accounts yet maintain a reasonable funding cost. The Bank will continue to solicit core deposits to diminish reliance on volatile funds.

Borrowings and Junior Subordinated Debt

Borrowings - At June 30, 2006 and 2005, there were no short-term advances from the Federal Home Loan Bank. As of December 31, 2005, the Company had a Federal Home Loan Bank Advance of $30.0 million which matured on January 3, 2006 and accrued interest at 4.21%. The borrowing capacity at the Federal Home Loan Bank as of December 31, 2005 was $30.1 million and at June 30, 2006 was $52.0 million.

Junior Subordinated Debt - Pursuant to rulings of the Federal Reserve Board, bank holding companies are permitted to issue long-term subordinated debt instruments that will, subject to certain conditions, qualify as and, therefore, augment capital for regulatory purposes. The Subordinated Debentures are subordinated to all of our existing and future borrowings. The table below summarizes the terms of each issuance:

Series	Amount	Date Issued	Rate Adjustor	Effective Rate	Maturity Date
Temecula Valley Statutory Trust I	$7,217,000	June 2002	3-month LIBOR +3.45%	9.03%	2032
Temecula Valley Statutory Trust II	5,155,000	September 2003	3-month LIBOR +2.95%	8.46%	2033
Temecula Valley Statutory Trust III	8,248,000	September 2004	3-month LIBOR +2.20%	7.72%	2034
Temecula Valley Statutory Trust IV	8,248,000	September 2005	3-month LIBOR +1.40%	6.82%	2035
Total	$28,868,000

The Federal Reserve Board has ruled that these mandatorily redeemable preferred securities qualify as capital. As of June 30, 2006 we have included the net junior subordinated debt in our capital for regulatory capital purposes.

Capital

Total capital was $67.9 million at June 30, 2006 compared to $58.2 million at December 31, 2005. For the first half of 2006, the $9.8 million increase consisted of $8.5 million of net income, a reduction of $1.4 million in other comprehensive income, $2.0 million on the exercise of stock options, and $618,017 for stock-based compensation. The other comprehensive income reduction was due to the valuation of the SBA interest-only strip receivable.

The table below presents the risk-based and leverage capital ratios of the Company and the Bank as of June 30, 2006 and December 31, 2005.

	Required
	Minimum	June 30, 2006		December 31, 2005
	Ratio	Company	Bank	Company	Bank
Capital Ratios
Total Risk-Based Capital (to Risk-Weighted Assets)	8.00%	10.26%	10.07%	11.02%	10.81%
Tier 1 Risk-Based Capital (to Risk-Weighted Assets)	4.00%	8.72%	9.08%	8.93%	9.75%
Tier 1 Leverage Ratio (to Average Assets)	4.00%	9.37%	9.79%	9.28%	10.17%

At June 30, 2006 and December 31, 2005 the Bank and the Company were in the regulatory "well capitalized" category.

RESULTS OF OPERATIONS

Net Income

For the first six months of 2006, the Company earned $8.5 million, compared to $6.9 million for the first six months of 2005. The increase in net income was the result of an increase in net interest income of $8.6 million offset by an increase in non-interest expense of $4.1 million and a decrease in non-interest income of $1.8 million. Net income in the first six months of 2006 and 2005 was augmented by the sale of the unguaranteed portion of SBA loans. These sales increased net income before taxes by $1.8 million or $1.0 million after taxes for the first six months of 2006 compared to $3.6 million or $2.1 million after taxes for the first six months of 2005.

For the second quarter of 2006, the Company earned $4.5 million, compared to $3.9 million for the second quarter of 2005. The increase in net income was due to an increase in net interest income of $4.3 million offset by an increase in non-interest expense of $1.9 million and a decrease in non-interest income of $989,665. The sale of the unguaranteed portion of SBA loans increased net income before taxes by $290,293 or $167,240 after taxes in the second quarter of 2006 compared to $2.4 million or $1.4 million after taxes in the second quarter of 2005. The sale of the unguaranteed portion of SBA loans in the second quarter of 2005 was high due to a larger portfolio of seasoned SBA 7(a) loans outstanding during the second quarter of 2005.

Net income per diluted share for the first half of the year was $0.89 in 2006 compared to $0.73 for the same period in 2005. Net income per basic share was $0.95 per share for the first half of 2006 compared to $0.79 in 2005. Net income per diluted share for the three months ended June 30, 2006 was $0.47 compared to $0.41 for the same period in 2005. Net income per basic share was $0.50 per share for the three months ended June 30, 2006 compared to $0.45 in 2005.

The return on average assets was 1.86% for the first half of 2006, compared to 2.10% for the first half of 2005. The return on average equity was 27.19% for the first half of 2006, compared to 30.10% for the first half of 2005. The return on average assets was 1.90% for the second quarter of 2006, compared to 2.28% for the second quarter of 2005. The return on average equity was 27.71% for the second quarter of 2006, compared to 32.87% for the second quarter of 2005.

Net Interest Earnings

Net interest income is the most significant component of our income from operations. Net interest income is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and other borrowings (interest-bearing liabilities). Net interest income depends on the volume of and interest rate earned on interest-earning assets and the volume of and interest rate paid on interest-bearing liabilities.

Net interest income was $27.9 million in the first six months of 2006, compared to $19.3 million in the same period in 2005. The following is a summation of various yields for interest-earning assets and liabilities for the first six months ending June 30, 2006 and 2005:

•	Net interest margin increased from 6.67% for the first half of 2005 to 6.81% for the first half of 2006.
•	Loan to deposit ratio increased from 97.58% at June 30, 2005 to 100.28% at June 30, 2006.
•	Yield on loans increased from 8.64% for the first half of 2005 to 10.17% for the first half of 2006.
•	Yield on investments, Federal Funds Sold and U.S. Treasuries, increased from 2.76% for the first half of 2005 to 4.65% for the first half of 2006.
•	Cost of interest-bearing deposits increased from 2.21% for the first half of 2005 to 3.72% for the first half of 2006.
•	Cost of other borrowings, Federal Home Loan Bank advances and junior subordinated debt borrowings, increased from 5.00% for the first half of 2005 to 6.92% for the first half of 2006.

The following table shows average balances with corresponding interest income and interest expense as well as average yield and cost information for the six months ending June 30, 2006 and 2005. Average balances are derived from daily balances, and nonaccrual loans are included as interest-bearing loans for the purposes of these tables.

	Average Balances with Rates Earned and Paid
	Six-month period ended June 30,
		2006			2005
		Interest	Average		Interest	Average
	Average	Income/	Interest	Average	Income/	Interest
	Balance	Expense	Rate	Balance	Expense	Rate
			(Dollars in Thousands)
Assets
Securities-HTM (1)	$257	$5	4.24%	$179	$2	2.46%
Due from Banks-Time	9	-	5.00%	-	-	0.00%
Federal Funds Sold	11,558	267	4.65%	4,285	59	2.76%
Total Investments	11,824	272	4.64%	4,464	61	2.75%

Total Loans (2)	814,446	41,060	10.17%	579,192	24,804	8.64%
Total Interest Earning Assets	826,270	41,332	10.09%	583,656	24,865	8.59%

Allowance for Loan Loss	(9,385)			(6,935)
Cash & Due From Banks	27,328			28,659
Premises & Equipment	5,128			4,577
Other Assets	71,441			56,820
Total Assets	$920,782			$666,777

Liabilities and Shareholders’ Equity
Interest Bearing Demand	$31,995	24	0.15%	$32,215	24	0.15%
Money Market	74,431	995	2.70%	40,804	241	1.19%
Savings	32,439	61	0.38%	39,406	81	0.41%
Time Deposits under $100,000	256,592	5,500	4.32%	154,591	2,091	2.73%
Time Deposits $100,000 or more	261,573	5,538	4.27%	170,527	2,362	2.79%
Other Borrowings	38,150	1,309	6.92%	30,570	758	5.00%
Total Interest Bearing Liabilities	695,180	13,427	3.89%	468,113	5,557	2.39%

Non-interest Demand Deposits	153,186			144,758
Other Liabilities	9,288			7,117
Shareholders' Equity	63,128			46,789
Total Liabilities and Shareholders' equity	$920,782			$666,777
Net Interest Income		$27,905			$19,308
Interest Spread (3)			6.19%			6.20%
Net Interest Margin (4)			6.81%			6.67%

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

Net interest income was $14.5 million in the second quarter of 2006, compared to $10.3 million in the same period in 2005. The following is a summation of various yields for interest-earning assets and liabilities for the second quarter of June 30, 2006 and 2005:

•	Net interest margin increased from 6.78% for the second quarter of 2005 to 6.79% for the second quarter of 2006.
•	Loan to deposit ratio increased from 97.69% at June 30, 2005 to 100.23% at June 30, 2006.
•	Yield on loans increased from 8.93% for the second quarter of 2005 to 10.31% for the second quarter of 2006.
•	Yield on investments, Federal Funds Sold and U.S. Treasuries, increased from 2.98% for the second quarter of 2005 to 4.77% for the second quarter of 2006.
•	Cost of interest-bearing deposits increased from 2.41% for the second quarter of 2005 to 3.89% for the second quarter of 2006.
•	Cost of other borrowings, Federal Home Loan Bank advances and junior subordinated debt borrowings, increased from 5.85% for the second quarter of 2005 to 6.97% for the second quarter of 2006.

The following table shows average balances with corresponding interest income and interest expense as well as average yield and cost information for the three months ending June 30, 2006 and 2005. Average balances are derived from daily balances, and nonaccrual loans are included as interest-bearing loans for the purposes of these tables.

	Average Balances with Rates Earned and Paid
	Three-month period ended June 30,
		2006			2005
		Interest	Average		Interest	Average
	Average	Income/	Interest	Average	Income/	Interest
	Balance	Expense	Rate	Balance	Expense	Rate
Assets			(Dollars in Thousands)

Securities-HTM (1)	$237	$3	4.51%	$231	$2	2.62%
Due from Banks-Time	17	-	5.00%	-	-	0.00%
Federal Funds Sold	12,367	147	4.77%	5,191	39	2.98%
Total Investments	12,621	150	4.76%	5,422	41	2.97%

Total Loans (2)	846,206	21,762	10.31%	602,804	13,413	8.93%
Total Interest Earning Assets	858,827	21,912	10.23%	608,226	13,454	8.87%

Allowance for Loan Loss	(9,429)			(7,222)
Cash & Due From Banks	27,895			25,811
Premises & Equipment	5,239			4,733
Other Assets	73,011			63,210
Total Assets	$955,543			$694,758

Liabilities and Shareholders’ Equity
Interest Bearing Demand	$32,365	13	0.16%	$33,142	12	0.15%
Money Market	76,771	522	2.73%	40,192	125	1.25%
Savings	32,946	34	0.42%	39,347	38	0.38%
Time Deposits under $100,000	269,706	3,030	4.51%	165,815	1,228	2.97%
Time Deposits $100,000 or more	274,652	3,059	4.47%	185,824	1,388	3.00%
Other Borrowings	41,254	717	6.97%	26,609	388	5.85%
Total Interest Bearing Liabilities	727,694	7,375	4.06%	490,929	3,179	2.60%

Non-interest Demand Deposits	153,161			148,142
Other Liabilities	9,127			6,889
Shareholders' Equity	65,561			48,798
Total Liabilities and Shareholders' equity	$955,543			$694,758
Net Interest Income		$14,537			$10,275
Interest Spread (3)			6.17%			6.28%
Net Interest Margin (4)			6.79%			6.78%

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

The following table shows a comparison of interest income and interest expense as the result of changes in the volumes and rates on average interest-earning assets and average interest-bearing liabilities for the three and six months ended June 30, 2006 and 2005.

	Rate/Volume Analysis
	Increase/Decrease in Net Interest Income
	Three month period ended			Six month period ended
	June 30, 2006 and 2005			June 30, 2006 and 2005
	Volume	Rate	Total	Volume	Rate	Total
			(Dollars in Thousands)
Assets
Securities-HTM (1)	$-	$1	$1	$1	$2	$3
Federal Funds Sold	53	55	108	100	108	208
Total Investments	53	56	109	101	110	211

Total Loans (2)	5,416	2,931	8,347	10,251	6,005	16,256
Total Interest Earning Assets	$5,469	$2,987	$8,456	$10,352	$6,115	$16,467

Liabilities and
Shareholders' Equity
Interest Bearing Demand	-	1	1	-	1	1
Money Market	114	282	396	199	554	753
Savings	(6)	3	(3)	(14)	(6)	(20)
Time Deposits under $100,000	769	1,032	1,801	1,380	2,029	3,409
Time Deposits $100,000 or more	664	1,006	1,670	1,261	1,914	3,175
Other Borrowings	214	115	329	240	311	551
Total Interest Bearing Liabilities	1,755	2,439	4,194	3,066	4,803	7,869
Net Interest Income	$3,714	$548	$4,262	$7,286	$1,312	$8,598

(1) There are no tax exempt investments in any of the reported periods.
(2) Average balances are net of deferred fees/gains that are amortized to interest income over the term of the respective loan.

Provision For Loan Losses

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

The provision was $1.6 million and $1.4 million for the first six months of 2005 and 2006, respectively. For the second quarter, the provision was $804,100 and $1.1 million for 2005 and 2006, respectively. The provision for loan losses for the first six months of 2006 decreased as a result of a reduction in the percentage of nonperforming loans since December 31, 2005 and a continued low level of charge-offs.

Non-Interest Income

Non-interest income is an important source of revenue for the Company. Non-interest income consists of service charges and fees, gain on sale of loans and other assets, and loan servicing, broker and other loan related income. Non-interest income was $11.4 million for the first half of 2006 compared to $13.2 million for the same period in 2005, a $1.8 million decrease. Non-interest income for the second quarter of 2006 was $6.5 million compared to $7.5 million for the same period in 2005, a $989,665 decrease.

The primary contributors to the decrease are the gain on sale of loans and servicing income. The following table summarizes the components of non-interest income for the three and six months ended June 30, 2006 and 2005. As a result of most loans being sold at a cash premium instead of a par premium (par premiums carry a higher servicing rate) the weighted average rate of servicing assets has been decreasing. At June 30, 2006, the Bank was servicing approximately $488.3 million in loans previously sold with a weighted-average servicing rate of 2.24%. The servicing portfolio balance as of December 31, 2005 was $503.2 million with a weighted-average servicing rate of 2.46%.

	Fees and Other Income		Fees and Other Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(Dollars in Thousands)
Service Charges and Fees	$162	$163	$314	$321
Gain on Sale of Loans	3,759	4,686	6,704	8,446
Gain(Loss) on Other Assets and Other Real Estate Owned	207	(21)	232	(30)
Servicing Income	209	538	624	1,029
Loan Broker Income	1,037	1,031	1,657	1,635
Loan Related Income	679	778	1,200	1,304
Other Income	422	290	684	543
	$6,475	$7,465	$11,415	$13,248

The gain on sale of loans decreased from $8.4 million in the first six months of 2005 to $6.7 million in the same period in 2006. For the second quarter of 2006, the gain on sale of loans was $3.8 million compared to $4.7 million for the second quarter of 2005. The following table summarizes the gain on sale of loans and other assets for the three and six months ended June 30, 2006 and 2005.

	Gain on Sale of Loans / Assets		Gain on Sale of Loans / Assets
	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
		(Dollars in Thousands)
SBA 7(a) Unguaranteed Sales	$290	$2,439	$1,757	$3,558
SBA 7(a) Guaranteed Sales	1,326	1,831	2,502	3,790
SBA 504 Sales	1,048	36	1,048	230
Mortgage Sales	-	85	-	278
Other Loan Related	1,095	294	1,397	589
REO Gain (Loss)	215	(21)	240	(28)
Fixed Assets	(8)	-	(8)	(2)
Total	$3,966	$4,664	$6,936	$8,415

Non-Interest Expense

Non-interest expenses consist of salaries and benefits, occupancy, furniture and equipment, processing, office expense and professional costs such as legal and auditing, marketing and regulatory fees. These expenses are closely reviewed and controlled to maintain the Bank at its most cost effective operational level.

Non-interest expense was $23.1 million in the first six months of 2006 compared to $19.0 million in the first six months of 2005, a $4.1 million increase. The main contributors to the increase were salaries and employee benefits, occupancy expense, and loan funding expense.

Salaries and benefits increased from $12.6 million in the first six months of 2005 to $15.9 million for the same period in 2006, a $3.3 million increase. The increase in salaries and benefits is a result of the expansion of the Risk Management, Information Technology, and Appraisal Departments as well as the opening of the Corona/Ontario and Carlsbad offices. At June 30, 2006, the Bank had 293 employees (289 full-time equivalent), of which 278 were full time. At June 30, 2005, the Bank had 256 employees (251 full-time equivalent), of which 239 were full time. Included in the salaries and benefits expense is $618,017 for stock-based compensation for all share-based payments granted on or prior to June 30, 2006 and vested in the first half of 2006 as a result of the adoption of SFAS No. 123R.

Occupancy expense increased from $1.2 million for the first six months of 2005 to $1.5 million for the same period in 2006, a $317,262 increase. Contributing to the increase are the costs related to the opening of the Solana Beach branch, scheduled to open in the third quarter of 2006, and the Ontario Branch scheduled to open in the fourth quarter of 2006.

Loan funding expenses increased from $880,728 for the first six months of 2005 to $1.2 million for the same period in 2006, a $346,863 increase. The increase is a result of a significant increase in loan production for the first six months of 2006 compared to the same period in 2005.

For the second quarter of 2006, non-interest expense was $12.1 million compared to $10.2 million for the second quarter of 2005. The main contributors to the increase were salaries and employee benefits and loan funding expense.

Salaries and benefits increased from $6.7 million in the second quarter of 2005 to $8.1 million for the same period in 2006, a $1.4 million increase. Included in salaries and benefits expense is $198,000 for stock-based compensation expense per SFAS No. 123R.

Loan funding expenses increased from $400,326 in the second quarter of 2005 to $765,922 for the same period in 2006, a $365,596 increase.

The following table summarizes the components of non-interest expense for the three and six months ended June 30, 2006 and 2005.

	Other Expenses		Other Expenses
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(Dollars in Thousands)
Salaries and Employee Benefits	$8,122	$6,723	$15,863	$12,573
Occupancy Expenses	747	606	1,485	1,168
Furniture and Equipment	425	369	805	707
Data Processing	318	295	620	568
Marketing and Business Promotion	259	253	484	550
Legal and Professional	319	380	621	437
Regulatory Assessments	43	113	85	167
Travel & Entertainment	278	222	523	397
Loan Related Expense	766	400	1,228	881
Office Expenses	576	598	1,184	1,190
Other Expenses	201	222	234	379
	$12,054	$10,181	$23,132	$19,017

Income Taxes

Income tax expense totaled $6.3 million for the first six months of 2006 and $5.0 million for the first six months of 2005. The effective rate was 42.42% and 41.62% for 2006 and 2005, respectively. The increase in the effective tax rate for 2006 is due to the non-deductibility of the incentive stock option portion of the stock-based compensation expense. Deferred tax assets totaled $7.1 million at June 30, 2006 compared to $5.7 million at December 31, 2005. Over half of the deferred tax asset is due to the tax deductibility timing difference of the provision for loan loss.

Income tax expense totaled $3.3 million for second quarter of 2006 and $2.8 million for second quarter of 2005. The effective rate was 42.39% and 41.64% for 2006 and 2005, respectively.

LIQUIDITY

Banks are in the business of managing money. Consequently, funds management is essential to the ongoing profitability of a bank. A bank must attract funds at a reasonable rate and deploy the funds at an appropriate rate of return, while taking into account risk factors, interest rates, short- and long-term liquidity positions and profitability needs. Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers’ credit needs and ongoing repayment of borrowings.

The Bank’s cash position is determined on a daily basis. On a monthly basis, the Board of Directors reviews the Bank's liquidity position. One analysis measures the liquidity gap and Bank guidelines state a 2% positive liquidity gap position should be maintained. Another analysis measures an industry standard liquidity ratio and Bank guidelines state a 10% ratio or more should be maintained. At June 30, 2006 the ratio was 15.86%.

Our primary sources of liquidity are derived from financing activities which includes Federal Funds lines of credit at correspondent banks, Federal Home Loan Bank Advances, and growth in customer deposits. The Bank maintains Federal Funds lines of credit of $18.0 million for short-term liquidity. In addition, the Bank has created a borrowing capacity at the Federal Home Loan Bank that fluctuates with loan balances pledged as collateral. At June 30, 2006, the Bank's borrowing capacity with the Federal Home Loan Bank was $52.0 million and at December 31, 2005 was $30.1 million. These funding sources are augmented by payments of principal and interest on loans and sales and participations of eligible loans. Primary uses of funds include withdrawal of deposits, interest paid on deposits and borrowings, originations of loans, and payment of operating expenses.

Net cash used by operating activities totaled $21.0 million for the first six months of 2006, compared to net cash provided by operating activities of $17.6 million for the same period last year. The decrease was primarily the result of a decrease in proceeds from loan sales.

Net cash used in investing activities totaled $139.5 million for the first six months of 2006, compared to $111.9 million for the same period in 2005. The increase was primarily the result of growth in our loan portfolio.

Net cash provided by financing activities totaled $151.5 million for the first six months of 2006, compared to $109.6 million for the same period last year. The increase was primarily the result of repayment of FHLB advances offset by increases in time deposits.

At June 30, 2006, cash and cash equivalents totaled $42.6 million compared to $38.4 million at June 30, 2005 an increase of $4.1 million, or 10.74%. As of June 30, 2006, management is not aware of any current recommendations by regulatory authorities, which, if they were implemented, would have or would be reasonably likely to have a materially adverse effect on the Company's liquidity, capital resources, or operations.

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

			Amount of Capital Required
Temecula Valley Bancorp			For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
As of June 30, 2006:
Total Risk-Based Capital (to Risk-Weighted Assets)	$105,265	10.26%	$82,097	8.00%
Tier 1 Risk-Based Capital (to Risk-Weighted Assets)	$89,433	8.72%	$41,048	4.00%
Tier 1 Leverage Ratio (to Average Assets)	$89,433	9.37%	$38,222	4.00%

As of December 31, 2005:
Total Risk-Based Capital (to Risk-Weighted Assets)	$94,422	11.02%	$68,553	8.00%
Tier 1 Risk-Based Capital (to Risk-Weighted Assets)	$76,484	8.93%	$34,276	4.00%
Tier 1 Leverage Ratio (to Average Assets)	$76,484	9.28%	$32,970	4.00%

			Amount of Capital Required
Temecula Valley Bank			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2006:
Total Risk-Based Capital (to Risk-Weighted Assets)	$103,267	10.07%	$82,019	8.00%	$102,524	10.00%
Tier 1 Risk-Based Capital (to Risk-Weighted Assets)	$93,077	9.08%	$41,010	4.00%	$61,514	6.00%
Tier 1 Leverage Ratio (to Average Assets)	$93,077	9.79%	$38,080	4.00%	$47,600	5.00%

As of December 31, 2005:
Total Risk-Based Capital (to Risk-Weighted Assets)	$92,550	10.81%	$68,472	8.00%	$85,590	10.00%
Tier 1 Risk-Based Capital (to Risk-Weighted Assets)	$83,491	9.75%	$34,236	4.00%	$51,354	6.00%
Tier 1 Leverage Ratio (to Average Assets)	$83,491	10.17%	$32,842	4.00%	$41,053	5.00%

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

Two critical accounting policies are noteworthy. They concern the allowance for loan loss and the SBA servicing assets. They are considered critical due to the assumptions that are contained in their calculation, as well as external factors that can affect their value. Through quarterly review and analysis, valuations and calculations are tested for reasonableness. For a discussion of our critical accounting policies, see Item 7 "Management Discussion and Analysis" of the Company's report on Form 10-K for the year-ended December 31, 2005. There were no changes in our critical accounting policies and estimates in the six months ended June 30, 2006.

LOAN COMMITMENTS AND RELATED FINANCIAL INSTUMENTS

Loan Commitments and Off-Balance Sheet Financial Instruments

In the normal course of business, the Bank enters into off-balance sheet financial commitments to meet the financing needs of its customers. These financial commitments include commitments to extend credit and standby letters of credit. Those instruments involve to varying degrees, elements of credit and interest rate risk not recognized in the statement of financial position. Our exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for loans reflected in the financial statements.

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

Operating Leases

The Bank conducts business at eight full-service banking offices in Southern California and multiple loan production offices in twelve states, including California. The main office facilities are located at 27710 Jefferson Avenue, Suite A100, Temecula, California. As of June 30, 2006, the Bank owned the property at one of its branch locations. The remaining banking offices and other offices are leased by the Bank. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance. Total future annual rental payments (exclusive of operating charges and real property taxes) are approximately $5.7 million, with lease expiration dates ranging from 2006 to 2014, exclusive of renewal options.

The following table summarizes our aggregate contractual obligations and their maturities as of June 30, 2006.

Loan Commitments and Related Financial Instruments		Maturity by period

	Total	One year or less	More than 1 year to 3 years	More than 3 years to 5 years	More than 5 years
		(Dollars in Thousands)
Commitments to Extend Credit	$421,237	$274,035	$101,179	$1,150	$44,873
Letters of Credit	4,218	4,182	36	-	-
Loan Commitments Outstanding	425,455	278,217	101,215	1,150	44,873

Junior Subordinated Debt	28,868	-	-	-	28,868
Operating Lease Obligations	5,707	1,750	2,682	905	370
Other Commitments Outstanding	34,575	1,750	2,682	905	29,238
Total Outstanding Commitments	$460,030	$279,967	$103,897	$2,055	$74,111

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

The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk, even though such activities may be permitted with the approval of the Board of Directors. Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange risk, equity price risk and commodity price risk, are not significant in the normal course of the Company's business activities.

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

The following reflects the Company's one year net interest income sensitivity based on asset and liability levels using the budgeted 2006 net interest income as a starting point. For purposes of this table, there is assumed to be zero growth in loans, investments, deposits, or other components of the balance sheet.

June 30, 2006
Changes in	Projected Net	Change from	% Change from
Rates	Interest Income	Base Case	base Case

	(Dollars in Thousands)
+300 bp	$66,828	$13,364	25.00%
+200 bp	62,384	8,920	16.68%
+100 bp	57,927	4,463	8.35%
0 bp	53,464	-	0.00%
-100 bp	49,190	(4,274)	(7.99%)
-200 bp	44,922	(8,542)	(15.98%)
-300 bp	40,530	(12,934)	(24.19%)

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

ITEM 4 - CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness (as defined in Rules 13a through15(e) of the design and operation of our disclosure controls and procedures and have concluded that the Company's disclosure controls and procedures are effective in timely alerting then to the material information relating to the Company (including its consolidated subsidiary) required to be included in our periodic SEC filings. It should be noted that the design of the Company's disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

In addition, there have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation described in the above paragraph that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2006 the Company is not party to any litigation that is considered likely to have a material adverse effect on the Company.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 23, 2006, the Company held its annual meeting of security holders. The following individuals were elected for a one-year term, until their successors are duly elected and qualified, and the results were as follows:

	For	Withheld
Dr. Steven W. Aichle	8,006,674	0
Dr. Robert P. Beck	8,006,674	0
Neil M. Cleveland	8,006,674	0
George Cossolias	8,006,674	0
Luther J. Mohr	8,006,674	0
Stephen H. Wacknitz	8,006,674	0
Richard W. Wright	8,006,674	0

ITEM 5. OTHER INFORMATION

(a) None
(b) None.

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

10.42	Employee Stock Ownership Plan

10.43	Executive Nonqualified Excess Plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEMECULA VALLEY BANCORP INC.

DATE: August 8, 2006		BY: /s/ Stephen H. Wacknitz
Stephen H. Wacknitz,
President/CEO, Chairman of the Board

BY: /s/ Donald A. Pitcher
Donald A. Pitcher,
Executive Vice President
Chief Financial Officer