Form 10-Q
period 2006-09-30
TEMECULA VALLEY BANCORP INC
filed 2006-11-06
CIK 1172678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006

or

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

As of November 2, 2006, there were 9,169,088 shares of the registrant's common stock, no par value per share, outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

TEMECULA VALLEY BANCORP INC.
Consolidated Statements of Financial Condition
(Unaudited)
	September 30, 2006	December 31, 2005
ASSETS	(dollars in thousands)
Cash and Due from Banks	$16,453	$18,312
Due from Banks - Time	99	-
Federal Funds Sold	4,350	33,200
TOTAL CASH AND CASH EQUIVALENTS	20,902	51,512

Loans Held for Sale	127,832	82,813
Loans:
Commercial	53,590	25,457
Real Estate - Construction	430,601	332,184
Real Estate - Other	281,439	248,026
SBA	168,682	65,294
Consumer and other	3,521	4,320
TOTAL LOANS	937,833	675,281
Net Deferred Loan Fees	(4,150)	(4,848)
Allowance for Loan Losses	(11,631)	(9,039)
NET LOANS	922,052	661,394

Federal Reserve and Federal Home Loan Bank Stock, at Cost	1,969	3,099
Premises and Equipment	5,172	4,885
Other Real Estate Owned	2,131	2,111
Cash Surrender Value of Life Insurance	22,316	17,591
Deferred Tax Assets	7,507	5,744
SBA Servicing Asset	8,402	8,169
SBA Interest-Only Strips Receivable	14,884	22,068
Accrued Interest Receivable	5,298	3,471
Other Assets	5,506	6,131
TOTAL ASSETS	$1,143,971	$868,988

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non Interest-Bearing Demand	$155,445	$155,992
Money Market and NOW	123,443	93,825
Savings	30,112	34,851
Time Deposits, Under $100,000	331,432	217,749
Time Deposits, $100,000 and Over	377,023	240,015
TOTAL DEPOSITS	1,017,455	742,432

FHLB Advances	-	30,000
Accrued Interest Payable	1,642	957
Junior Subordinated Debt	41,240	28,868
Other Liabilities	10,674	8,551
TOTAL LIABILITIES	1,071,011	810,808
Shareholders' Equity:
Common Stock No Par Value; 40,000,000 Shares
Authorized; 9,169,088 and 8,897,697 Shares Issued
and Outstanding at September 30, 2006 and December 31, 2005	20,943	17,640
Accumulated other comprehensive income(loss)	(642)	409
Retained Earnings	52,659	40,131
TOTAL SHAREHOLDERS' EQUITY	72,960	58,180
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,143,971	$868,988

See accompanying notes to the consolidated financial statements

TEMECULA VALLEY BANCORP INC.
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
INTEREST INCOME	(dollars in thousands, except per share data)
Loans, including fees	$24,845	$15,226	$65,906	$40,032
Investment Securities	3	2	8	4
Due From Banks-Time	1	-	1	-
Federal Funds Sold	352	123	618	181
TOTAL INTEREST INCOME	25,201	15,351	66,533	40,217
INTEREST EXPENSE
Money Market and NOW	801	274	1,821	539
Savings Deposits	36	31	97	112
Time Deposits	8,164	3,392	19,202	7,846
Junior Subordinated Debt and Other Borrowings	607	354	1,915	1,112
TOTAL INTEREST EXPENSE	9,608	4,051	23,035	9,609
NET INTEREST INCOME	15,593	11,300	43,498	30,608
Provision for Loan Losses	1,350	346	2,760	1,989
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	14,243	10,954	40,738	28,619
NON INTEREST INCOME
Service Charges and Fees	149	134	463	455
Gain on Sale of Loans	3,969	2,762	10,673	11,208
Gain(Loss) on Other Assets and Other Real Estate Owned	-	9	232	(20)
Servicing Income	(2,143)	705	(1,520)	1,739
Loan Broker Income	1,346	1,086	3,003	2,721
Loan Related Income	488	548	1,688	1,852
Other Income	524	355	1,210	892
TOTAL NON INTEREST INCOME	4,333	5,599	15,749	18,847
NON INTEREST EXPENSE
Salaries and Employee Benefits	7,978	7,074	23,840	19,648
Occupancy Expenses	755	629	2,241	1,797
Furniture and Equipment	426	381	1,231	1,087
Data Processing	323	261	943	829
Marketing and Business Promotion	197	335	681	885
Legal and Professional	285	347	906	784
Regulatory Assessments	49	38	134	206
Travel & Entertainment	273	312	796	710
Loan Related Expense	564	766	1,792	1,647
Office Expenses	693	705	1,877	1,895
Other Expenses	61	102	294	479
TOTAL NON INTEREST EXPENSE	11,604	10,950	34,735	29,967
INCOME BEFORE INCOME TAX EXPENSE	6,972	5,603	21,752	17,499
Income Tax expense	2,954	2,318	9,224	7,269
NET INCOME	$4,018	$3,285	$12,528	$10,230
Per Share Data :
Earnings Per Share - Basic	$0.44	$0.37	$1.39	$1.16
Earnings Per Share - Diluted	$0.41	$0.34	$1.30	$1.07

Average number of shares outstanding	9,149,922	8,870,793	9,044,249	8,829,197
Average number of shares and equivalents	9,696,764	9,659,261	9,611,518	9,562,584

See accompanying notes to the consolidated financial statements

TEMECULA VALLEY BANCORP INC.
Consolidated Statements of Shareholders’ Equity
(Unaudited)

					Accumulated
			Common		Other
	Comprehensive		Stock	Retained	Comprehensive
	Income	Shares	& Surplus	Earnings	Income	Total
	(dollars and shares in thousands)
Balance at December 31, 2004		8,753	$16,724	$26,178	$(263)	$42,639
Exercise of Stock Options,		60	150			150
Net Income	3,002			3,002		3,002
Other comprehensive income(loss), net	1,695				1,695	1,695
Total comprehensive income	$4,697
Balance at March 31, 2005		8,813	$16,874	$29,180	$1,432	$47,486
Exercise of Stock Options,		53	487			487
Net Income	3,943			3,943		3,943
Other comprehensive income(loss), net	(128)				(128)	(128)
Total comprehensive income	$3,815
Balance at June 30, 2005		8,866	$17,361	$33,123	$1,304	$51,788
Exercise of Stock Options,
Including the Realization of Tax Benefits of $40 thousand		14	185			185
Net Income	3,285			3,285		3,285
Other comprehensive income(loss), net	(1,015)				(1,015)	(1,015)
Total comprehensive income	$2,270
Balance at September 30, 2005		8,880	$17,546	$36,408	$289	$54,243
Exercise of Stock Options,		18	94			94
Net Income	3,723			3,723		3,723
Other comprehensive income(loss), net	120				120	120
Total comprehensive income	$3,843
Balance at December 31, 2005		8,898	$17,640	$40,131	$409	$58,180
Exercise of Stock Options,
Including the Realization of Tax Benefits of $243 thousand		80	559			559
Stock-based compensation			420			420
Net Income	3,981			3,981		3,981
Other comprehensive income(loss), net	(318)				(318)	(318)
Total comprehensive income	$3,663
Balance at March 31, 2006		8,978	$18,619	$44,112	$91	$62,822
Exercise of Stock Options,
Including the Realization of Tax Benefits of $941 thousand		163	1,443			1,443
Stock-based compensation			198			198
Net Income	4,529			4,529		4,529
Other comprehensive income(loss), net	(1,061)				(1,061)	(1,061)
Total comprehensive income	$3,468
Balance at June 30, 2006		9,141	$20,260	$48,641	$(970)	$67,931
Exercise of Stock Options,
Including the Realization of Tax Benefits of $189 thousand		28	369			369
Stock-based compensation			314			314
Net Income	4,018			4,018		4,018
Other comprehensive income(loss), net	328				328	328
Total comprehensive income	$4,346
Balance at September 30, 2006		9,169	$20,943	$52,659	$(642)	$72,960

See accompanying notes to the consolidated financial statements

TEMECULA VALLEY BANCORP INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2006	2005
OPERATING ACTIVITIES	(dollars in thousands)
Net Income	$12,528	$10,230
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	9,487	6,800
Share-based compensation expense	932	-
Amortization of debt issuance cost	53	53
Net (increase)decrease in deferred loan origination fees	(698)	1,194
Provision for Loan Losses	2,760	1,989
Provision for Deferred Taxes	(1,001)	(650)
Gain on Sale of Loans	(10,673)	(11,208)
Loans Originated for Sale	(175,274)	(135,501)
Proceeds from Loan Sales	140,928	149,722
Loss (Gain) on Sale of Other Real Estate Owned	(240)	26
Net Increase in Cash Surrender Value of Life Insurance	(525)	(309)
Federal Home Loan Bank Stock Dividends	(70)	(69)
Net Change in Accrued Interest, Other Assets and Other Liabilities	(1,763)	(4,085)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(23,556)	18,192

INVESTING ACTIVITIES
Purchases of Held-to-Maturity Investments	(892)	(896)
Purchases of Federal Reserve and Federal Home Loan Bank Stock	(45)	(442)
Proceeds from Maturities of Held-to-Maturity Securities	900	900
Proceeds from Sale of Federal Reserve Bank Stock	1,245	-
Net Increase in Loans	(159,571)	(165,951)
Purchase of Loans	(105,281)	-
Purchase of Cash Surrender Value Life Insurance	(4,200)	(7,490)
Proceeds from Sale of Premises and Equipment	131	126
Proceeds from Sale of Other Real Estate Owned	2,351	584
Purchases of Premises and Equipment	(1,458)	(1,458)
NET CASH USED BY INVESTING ACTIVITIES	(266,820)	(174,627)

FINANCING ACTIVITIES
Net Increase in Demand Deposits and Savings Accounts	24,332	32,678
Net Increase in Time Deposits	250,691	136,436
Net Change in Federal Home Loan Bank Advances	(30,000)	-
Proceeds from Issuance of Junior Subordinated Debt	12,372	8,248
Proceeds from Exercise of Stock Options	998	822
Excess tax benefits from exercise of stock options	1,373	40
NET CASH PROVIDED BY FINANCING ACTIVITIES	259,766	178,224

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30,610)	21,789
Cash and Cash Equivalents at Beginning of Year	51,512	23,117

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,902	$44,906
Supplemental Disclosures of Cash Flow Information:
Interest Paid	$22,350	$9,329
Income Taxes Paid, net of refunds	$431	$4,277
Transfer of Loans to Other Real Estate Owned	$2,131	$2,482

See accompanying notes to the consolidated financial statements

TEMECULA VALLEY BANCORP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the nine months ended September 30, 2006 and 2005

The accompanying unaudited consolidated financial statements have been prepared by Temecula Valley Bancorp Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include the accounts of Temecula Valley Bancorp Inc. ("company" or “our holding company”) and its wholly owned subsidiary, Temecula Valley Bank ("bank" or “our bank”). All significant intercompany transactions have been eliminated.

Unless the context indicates otherwise, all references in this report to “we”, “us”, and “our” refer to the Company and the Bank on a consolidated basis.

Our holding company is also the common stockholder of Temecula Valley Statutory Trust I, Temecula Valley Statutory Trust II, Temecula Valley Statutory Trust III, Temecula Valley Statutory Trust IV, and Temecula Valley Statutory Trust V. In accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”, these trusts are not included in the consolidated financial statements.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Estimates associated with the allowance for loan losses, SBA servicing asset, and SBA interest-only strips receivable are particularly susceptible to material change in the near term. Actual results could differ from those estimates.

The results of operations for the three and nine month periods ended September 30, 2006, are not necessarily indicative of the results to be expected for the full year. These financial statements do not include all disclosures associated with our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the SEC and, accordingly, should be read in conjunction with such statements. In our opinion, the unaudited financial statements contain all adjustments (consisting only of normal, recurring accruals) necessary to fairly present our financial position on September 30, 2006. Certain prior year amounts have been reclassified to conform to the current period’s presentation.

Note 1 - Significant Accounting Policies

Significant accounting policies we follow are presented in Note A to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no significant changes to these accounting policies since December 31, 2005 except for the adoption of Financial Accounting Standards Board (“FASB”) No. 123R as described in Note 4 below.

Note 2 - Loans Held-For-Sale

We are a Nationwide SBA "Preferred Lender". As a Preferred Lender we can approve a loan within the authority given to us by the SBA without prior approval from the SBA. Preferred Lenders approve, package, fund, and service SBA loans within a range of authority that is not available to other SBA lenders without the "Preferred Lender" designation.

We originate loans to customers under the SBA 7(a) program that generally provides for SBA guarantees up to 85% of each loan. We generally sell the guaranteed piece as well as a part of the unguaranteed portion of each loan. Approximately 5% of the 7(a) loans are required to stay on our books.

SBA loans, originated and intended for sale in the secondary market, are carried at the lower of cost or market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. The strategy of selling both the guaranteed and unguaranteed portion of the 7(a) loans assists us in managing our capital levels and meeting our funding needs relative to local community loan demand.

We retain the servicing on the sold guaranteed portion of 7(a) loans. Upon sale in the secondary market, the purchaser of the guaranteed portion of 7(a) loans pays a par or premium to us, which generally is between 8% and 10% of the guaranteed amount, and in the case of a sale of the unguaranteed portion, the premium is usually between 1% and 4%. For servicing we receive a fee equal to 1% to 5% of the guaranteed amount sold in the secondary market.

Servicing assets are recognized when loans are sold with servicing retained. Servicing assets are amortized in proportion to and over the period of estimated future net servicing income. The fair value of servicing assets is estimated by discounting the future cash flows at estimated future current market rates for the expected life of the loans. We use industry prepayment statistics in estimating the expected life of the loan. We evaluate servicing assets for impairment on a quarterly basis. For purposes of measuring impairment, the rights are stratified based on original term to maturity and year of origination. The amount of impairment recognized is the amount by which the servicing asset for a stratum exceeds its fair value.

Rights to future interest income from serviced loans that exceed contractually specified servicing fees are classified as interest-only strips. The interest-only strips are classified as available-for-sale and recorded at fair value with any unrealized gains or losses recorded through other comprehensive income in the period of change of fair value. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report for additional information.

Note 3 - Purchased Loans

In April 2006, we began purchasing participations in the unguaranteed portions of SBA 7(a) loans to be held in our loan portfolio (“purchase program”). The purchase program has low acquisition costs and enables us to further leverage our SBA expertise. The participations are purchased based upon their payment history and other selected underwriting criteria.  We feel that the addition of the purchase program will enable us to further diversify our loan portfolio by adding more small business borrowers who are located through out the United States. At September 30, 2006, we had $103.5 million in outstanding participation balances. The participations are purchased from other financial institutions that are eligible to participate in the SBA 7(a) program. The participation agreements are tri-party agreements among the selling financial institution, the SBA and us.

In September 2006, we began a wholesale SBA program. The wholesale SBA program currently plans to source its loans primarily from real estate mortgage brokers. The wholesale program primarily participates in the SBA 504 program and similar products provided by the secondary market. Our primary sources of income will be construction loan fees, interest income, premiums from loan sales and loan referral fees. The wholesale SBA program does not add any new products and uses loan referral sources that are already used by our bank.  However, it will use mortgage brokers as its primary source of business, whereby our current SBA business development officers use a number of different sources.

Note 4 - Stock-based Compensation

At September 30, 2006, we have three fixed option plans under which 4,000,000 shares of our holding company’s common stock may be issued. As of September 30, 2006, there were 198,250 shares available for grant under these plans. Following is a brief description of each plan.

•
An incentive stock option plan for officers and employees. Under this plan we may grant options for up to 1,800,000 shares of common stock at 100% of the fair market value at the date the options are granted.

•
A nonqualified stock option plan for directors. Under this plan, we may grant options for up to 1,500,000 shares of common stock at 85% or greater of the fair market value at the date the options are granted.

•
An incentive/nonqualified stock option plan for directors, officers and employees. Under this plan we may grant options for up to 700,000 shares of common stock at 100% of the fair market value for incentive stock options and 85% or greater of the fair market value for non qualified stock options as of the grant date.

Options have a maximum ten-year life from the grant date and, with respect to incentive options, generally vest and become exercisable over three years after the date of grant. Non qualified options generally vest immediately.

Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related Interpretations. We measured the compensation cost for stock options as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock.

Effective January 1, 2006, we adopted Financial Accounting Standards Board (“FASB”) SFAS No. 123R, “Share-Based Payment”. This Statement supersedes Accounting Principles Board ("APB") Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance and is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.

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

  SFAS No. 123R allows for two alternative transition methods. We elected to follow the modified-prospective transition method, which requires application of the new statement to new awards and to awards modified, repurchased, or cancelled after the required effective date. Prior periods were not restated to reflect the impact of adopting the new standard. Additionally, the compensation cost for the portion of awards for which the requisite service has not been rendered, that were outstanding as of the required effective date, will be recognized as the requisite services are rendered on or after the effective date. The compensation cost of that portion of awards will be based on the grant-date fair value of those awards as calculated for pro-forma disclosures under the original SFAS No. 123.

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

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Expected life (years)	4	5	4	5
Risk free interest rate	4.75%	4.36%	4.39%	4.36%
Weighted-Average Expected volatility	40.51%	24.30%	28.86%	24.30%
Expected annual dividends	none	none	none	none

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

A summary of stock option activity for the nine months ended September 30, 2006 and 2005 is presented below:

	Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding as of 12/31/2005	1,572,961	$7.41
Granted	143,000	$20.69
Exercised	(271,391)	$3.68
Forfeited, expired or cancelled	(19,336)	$17.99
Outstanding as of 9/30/2006	1,425,234	$9.28	$20,616,839	5.49

Shares exercisable as of 9/30/2006	1,118,303	$6.76	$18,983,111	4.63

	Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding as of 12/31/2004	1,579,723	$6.04
Granted	177,000	$19.08
Exercised	(127,094)	$6.15
Forfeited, expired or cancelled	(46,668)	$14.24
Outstanding as of 9/30/2005	1,582,961	$7.27	$23,515,464	5.65

Shares exercisable as of 9/30/2005	1,240,330	$4.72	$20,214,098	4.69

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 was $6.18 with an aggregate total value of $802 thousand. The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2005 was $5.84 with an aggregate total value of $1.0 million. SFAS No. 123R requires that an estimate of forfeitures be made when the awards are granted and thereafter updated if information becomes available indicating that actual forfeitures will differ. Based on historical information, the average annual forfeiture rate used for awards granted was 3.25%. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $4.9 million and $1.6 million, respectively. The intrinsic value equals the difference between the exercise price and the market price on the date of measurement.

The weighted-average grant-date fair value of options granted during the three months ended September 30, 2006 was $8.92 with an aggregate total value of $151 thousand. The weighted-average grant-date fair value of options granted during the three months ended September 30, 2005 was $6.94 with an aggregate total value of $270 thousand. The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 was $474 thousand and $153 thousand, respectively.

As a result of the adoption of SFAS No. 123R, we have recognized compensation expense for awards on a straight-line basis over the vesting period of the award. For the nine months ended September 30, 2006, we recognized stock-based compensation expenses of $932 thousand for all share-based payments granted on or before September 30, 2006 and vested in the first nine months of 2006. As of September 30, 2006, there was approximately $1.3 million of total unrecognized compensation expense for non-vested options granted under all of our plans.

The following table illustrates the effect on net income and earnings per share information had we accounted for share-based compensation in accordance with SFAS No. 123R for the three and nine months ended September 30, 2005.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(dollars in thousands, except per share data)
Net income, as reported	$3,285	$10,230
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	(122)	(367)
Pro Forma Net Income	$3,163	$9,863

Per Share Data:
Basic income per share, as reported	$0.37	$1.16
Basic income per share, proforma	$0.36	$1.12

Diluted income per share, as reported	$0.34	$1.07
Diluted income per share, proforma	$0.33	$1.03

Note 5 - Employee Stock Ownership Plan

On June 28, 2006, our Board approved the adoption of the Employee Stock Ownership Plan (“ESOP”) for the benefit of eligible employees and their beneficiaries. The ESOP is intended to constitute a stock bonus employee stock ownership plan within the meaning of Sections 4975(e)(7) and 407(d)(6) of the Employee Retirement Income Security Act of 1974. The amount to be contributed to the ESOP by our bank will be determined by the Board with such contributions principally invested in our stock. Contributions will be at the discretion of the Board. Currently, we plan to have the ESOP non-leveraged. The employee benefit expense will be recognized based on the number of shares contributed at fair market value and cash contributions. Eligible employees automatically become participants in the ESOP and, if eligible, may receive distributions from the trustee of the ESOP upon termination of employment.

Note 6 - Executive Nonqualified Excess Plan

On June 28, 2006, our Board adopted the Executive Nonqualified Excess Plan ("Executive Nonqualified Plan") and related documents. The Executive Nonqualified Plan is an unfunded, nonqualified deferred compensation plan intended to comply with the requirements of Section 409A of the Internal Revenue Code and regulations promulgated thereunder, and will apply to amounts deferred after January 1, 2005 under the Executive Nonqualified Plan. The purpose of the Executive Nonqualified Plan is to encourage selected key managerial employees to maintain their employment with us by allowing them to defer compensation. The key managerial employees eligible to participate in the Executive Nonqualified Plan are determined at the sole discretion of our Board. The plan provides for discretionary matching contributions. We have not approved any contributions.

Note 7 - Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS No. 158 requires an employer to recognize a plan's overfunded or underfunded status in its balance sheets and recognize the changes in a plan's funded status in comprehensive income in the year in which the changes occur. In addition, SFAS No. 158 requires an employer to measure plan assets and obligations that determine its funded status as of the end of its fiscal year. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the employer’s fiscal year-end is effective for fiscal years ending after December 15, 2008. We are currently assessing the impact that SFAS No. 158 will have on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurement would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for us), and interim periods within those fiscal years, with early adoption permitted. We are currently assessing the impact that SFAS No. 157 will have on our financial condition or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires the evaluation of prior-year misstatements using both the balance sheet approach and the income statement approach. In the initial year of adoption should either approach result in quantifying an error that is material in light of quantitative and qualitative factors, SAB 108 guidance allows for a one-time cumulative-effect adjustment to beginning retained earnings. In years subsequent to adoption, previously undetected misstatements deemed material shall result in the restatement of previously issued financial statements in accordance with FAS 154. SAB 108 is effective for fiscal years ending on or after November 15, 2006. We do not expect the adoption of this standard will have a significant impact on our financial condition or results of operations.

Under Emerging Issues Task Force (“EITF”) 06-4: Accounting for deferred compensation and postretirement benefit aspects of endorsement split dollar life insurance arrangements, the EITF reached a consensus that requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer who is the policy holder has a liability for the benefit it is providing to the employee. The employer has agreed to maintain the insurance policy in force for the employee's benefit during his retirement, then the liability recognized during the employee's active service period should be based on the future cost of insurance to be incurred during the employee's retirement. Also, if the employer has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized under SFAS 106. As of September 20, 2006, this FASB board ratified the above. It is applicable for fiscal years beginning after December 15, 2006. We do not expect the adoption of this standard will have a significant impact on our financial condition or results of operations.

Under EITF 06-5: Accounting for Purchases of Life Insurance - Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4, "Accounting for Purchases of Life Insurance", the Task Force reached a consensus that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. The task forces agreed that contractual limitations should be considered when determining the realizable amounts. Those amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. The task force also agreed that fixed amounts that are recoverable by the policyholder in future periods in excess of one year from the surrender of the policy should be recognized at their present value. The task force also reached a consensus that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual -life by individual life policy. The Task force also noted that any amount that is ultimately realized by the policyholder upon the assumed surrender of the final policy shall be included in the amount that could be realized under the insurance contract. The issue should be effective for fiscal years beginning after December 15, 2006, but early adoption is permitted. This was ratified at the Task Force, September 20, 2006 meeting. We do not expect the adoption of this standard will have a significant impact on our financial condition or results of operations.

In July 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective as of the beginning of fiscal years that begin after December 15, 2006. We do not expect the adoption of this standard will have a significant impact on our financial condition or results of operations.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155, amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS 140, “Accounting for Transfers of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140 including which interest-only strips are not subject to the requirements of SFAS No. 133. This statement is effective for all financial instruments acquired or issued after January 1, 2007 with earlier adoption permitted. This statement will impact the way we account for I/O strips requiring us to record these at fair value through the income statement for new I/O strips acquired after the implementation date.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Management’s discussion, as well as other provisions within this report, are intended to provide additional information regarding the significant changes and trends in our Financial Condition, Statements of Income, Funds Management and Capital Planning. Statements made in this Report that state our intentions, beliefs, expectations or predictions of the future are forward-looking statements. Our actual results could differ materially from those projected in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in our Form 10-K and our other filings made with the Securities and Exchange Commission (“SEC”). Copies of such filings may be obtained by contacting us or accessing our filings at www.sec.gov. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of invoking these safe harbor provisions.

OVERVIEW

We formed our holding company in 2002. Our bank was formed in 1996 as a locally owned and managed financial institution that assumes an active community role and commenced operations on December 16, 1996 as a national banking association. We converted from a national charter to a state charter on June 29, 2005. Our bank has no subsidiaries. On August 23, 2006, we withdrew from Federal Reserve membership and, as a result, became a California state-chartered, non-member bank.

We currently operate nine full-service banking offices located in Carlsbad, Corona, El Cajon, Escondido, Fallbrook, Murrieta, the Rancho Bernardo area of San Diego, Solana Beach and Temecula. We anticipate a branch office will open in Ontario, California in the fourth quarter of 2006. We also operate loan production offices throughout the United States. Those in Encinitas, Fallbrook and Temecula, California principally generate construction and/or mortgage loans. The loan production offices located in Corona (serving Southern California) and San Rafael (serving Northern California), California focus on construction lending. As a Nationwide Preferred Lender, we have SBA loan production offices currently operating in the following states: Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Nebraska, Nevada, New Jersey, New York, North Carolina, Ohio, Oregon, Texas and Washington.

Our branch banking market areas are located in Southern California, currently serving Riverside and San Diego counties between San Diego and Corona on the I-15 corridor and west of Temecula in Carlsbad and Solano Beach. We will enter San Bernardino County with the Ontario branch in the fourth quarter of 2006.

Since we opened in 1996, we have experienced substantial annual growth. We continue to have strong growth in loans and deposits. We plan to continue to expand through new full service and/or loan production office locations if they make good business sense and are located within our geographic service areas or contiguous markets. The following table highlights selected financial data for the three and nine month periods ended September 30, 2006 and September 30, 2005 and the year ended December 31, 2005:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Income Statement:	(dollars in thousands, except per share data)
Interest income	$25,201	$15,351	$66,533	$40,217
Interest expense	9,608	4,051	23,035	9,609
Net interest income	15,593	11,300	43,498	30,608
Provision for loan losses	1,350	346	2,760	1,989
Net interest income after provision for loan losses	14,243	10,954	40,738	28,619
Non interest income	4,333	5,599	15,749	18,847
Non interest expense	11,604	10,950	34,735	29,967
Income before income taxes	6,972	5,603	21,752	17,499
Provision for income taxes	2,954	2,318	9,224	7,269
Net income	$4,018	$3,285	$12,528	$10,230

Per Share Data:
Basic earnings per share	$0.44	$0.37	$1.39	$1.16
Diluted earnings per share	$0.41	$0.34	$1.30	$1.07

Selected Ratios:
Net Interest Margin	6.29%	6.71%	6.61%	6.68%

Return on average assets	1.48%	1.72%	1.72%	1.96%
Return on average equity	22.72%	24.97%	25.85%	28.28%

	September 30, 2006	December 31, 2005
Total assets	$1,143,971	$868,988
Loans Held-for-sale	127,832	82,813
Net loans (excluding held-for-sale and allowance for loan loss)	933,683	670,433
Total deposits	1,017,455	742,432
Junior Subordinated Debt	41,240	28,868
FHLB Advances	-	30,000
Shareholders’ Equity	72,960	58,180

Net Charge offs	$168	$220
Net Charge offs / average total loans	0.02%	0.03%

Gross non-performing loans	$11,669	$7,951
Other Real Estate Owned, gross	2,131	2,111
Gross non-performing assets / average total loans	1.60%	1.59%

Net non-performing loans	$2,811	$1,437
Other Real Estate Owned, net	973	1,507
Net non-performing assets / average total loans	0.44%	0.46%

Allowance for loan loss	$11,631	$9,039
Allowance for loan loss/net loans and loans held-for-sale	1.10%	1.20%
Allowance for loan loss/net loans excluding loans held-for-sale	1.25%	1.35%
Allowance for loan loss/gross nonperforming loans	99.67%	113.68%

Tier I leverage ratio	8.94%	9.28%
Tier I risk based ratio	8.31%	8.93%
Total risk based ratio	10.69%	11.02%

FINANCIAL CONDITION

Balance Sheet Summary

Total assets were $1.14 billion at September 30, 2006 compared to $869.0 million at December 31, 2005, an increase of $275.0 million or 31.64%. Total loans, excluding loans held-for-sale, were $937.8 million at September 30, 2006, an increase of $262.5 million or 38.88%, from $675.3 million at December 31, 2005. Total deposits were $1.02 billion at September 30, 2006, an increase of $275.0 million or 37.04%, from $742.4 million at December 31, 2005. Total shareholders’ equity was $73.0 million at September 30, 2006, an increase of $14.8 million or 25.40%, from $58.2 million at December 31, 2005.

Cash and Cash Equivalents

Cash and cash equivalents were $20.9 million as of September 30, 2006. Cash and cash equivalents consist of federal funds sold of $4.4 million compared to $33.2 million at December 31, 2005, a decrease of $28.8 million. The decrease in the first nine months of 2006 is largely attributable to a $275.0 million increase in total deposits offset by a $262.5 million increase in total loans, a $45.0 million increase in loans held-for-sale, and a $4.7 million increase in cash surrender value of life insurance.

Loans

Total loans, excluding loans held-for-sale, were $937.8 million at September 30, 2006 compared to $675.3 million at December 31, 2005, an increase of $262.5 million or 38.88%. Contributing to the increase was the purchase of the unguaranteed portion of 7(a) loans in the amount of $103.5 million. Without the purchase of these loans, the increase in total loans, excluding loans held-for-sale, would have been $159.0 million or 23.55%. The loan growth is expected to remain strong for the remainder of 2006 due to expected loan production from the new branches in Solana Beach and Ontario.

The loan portfolio composition is primarily construction, commercial, and real estate secured loans. SBA loans, of which we are an active originator, comprise approximately 18% of net loans outstanding as of September 30, 2006 and 10% of net loans outstanding as of December 31, 2005. Typical of community bank loan markets, a significant portion of our portfolio is real estate secured. Approximately 94% of the loan portfolio at September 30, 2006 was real estate secured, compared to 95% at December 31, 2005. Approximately 46% and 49% of our lending portfolio was classified as real estate construction loans as of September 30, 2006 and December 31, 2005, respectively.

In January 2005, the federal banking agencies proposed guidance to identify and manage risks associated with concentrations in commercial real estate loans. The proposal stated that a growing number of banks have high concentrations of commercial real estate loans and that the bank regulatory agencies are concerned that these concentrations may make banks more vulnerable to cyclical downturns in the commercial real estate markets. Under these guidelines, which are likely to be implemented in a form similar to the original proposal, banks with high concentrations of commercial real estate loans would be subject to greater supervisory scrutiny, and would be required to have in place risk management practices and capital levels that are appropriate in light of the risk associated with these concentrations. The proposed guidance focuses on concentrations in the types of commercial real estate loans that are particularly vulnerable to cyclical downturns in the commercial real estate markets. These include commercial real estate exposures where the source of repayment primarily depends upon rental income or the sale, refinancing or permanent financing of the property. Loans to real estate investment trusts and unsecured loans to developers that closely correlate to the inherent risk in commercial real estate markets would also be considered commercial real estate loans for purposes of the proposed guidance.

Loans secured by owner-occupied properties, including many SBA loans, are not subject to the proposed guidance. Under the proposed guidance, our ratio of commercial real estate loans, excluding owner-occupied properties, to capital as of September 30, 2006, is approximately 439%. While this exceeds the 300% benchmark set by the guidance, we believe we have implemented enhanced risk management practices as recommended by the guidance. These practices include the review and analysis of detailed monthly construction loan status reports, detailed monthly geographic concentration reports by product type and county location, detailed monthly commercial real estate concentration reports and centralized monitoring and servicing of our commercial real estate term loans.

We have been monitoring the banking regulators’ position on real estate concentrations. We review our real estate portfolio by property type and location. The weighted-average loan-to-value for our real estate loan portfolio, excluding owner occupied properties, is approximately 53% at September 30, 2006.

The following table summarizes our loan portfolio, excluding deferred loan fees, by type of loan and their percentage distribution:

	September 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
Loan portfolio composition:	(dollars in thousands)
Commercial	$53,590	6%	$25,457	4%
Real estate - Construction	430,601	46%	332,184	49%
Real estate - Other	281,439	29%	248,026	36%
SBA	168,682	18%	65,294	10%
Consumer	3,521	1%	4,320	1%
Total Loans	$937,833	100%	$675,281	100%

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

The allowance for loan losses as a percentage of gross loans was $11.6 million at September 30, 2006 compared to $9.0 million at December 31, 2005. The allowance for loan losses as a percentage of net loans outstanding and loans held-for-sale was 1.10% as of September 30, 2006 and 1.20% as of December 31, 2005. The allowance for loan losses as a percentage of net loans outstanding excluding loans held-for-sale was 1.25% as of September 30, 2006, and 1.35% as of December 31, 2005.

The allowance for loan losses for the first nine months of 2006 has decreased as a result of a reduction in the percentage of net nonperforming assets to total loans since December 31, 2005 and a continued low level of charge-offs. A summary of the allowance for loan losses for the nine months ended September 30, 2006 and September 30, 2005 and the year ended December 31, 2005 follows:
Allowance for Loan Losses	September 30, 2006	December 31, 2005	September 30, 2005
	(dollars in thousands)
Loans outstanding and loans held-for-sale, net of fees	$1,061,515	$753,246	$686,378
Average amount of loans outstanding	862,547	634,731	604,403
Balance of allowance for loan losses, beginning of periods	9,039	6,362	6,363
Loans charged off:
Commercial	(205)	(250)	(141)
Real Estate - Construction	(10)	-	-
Real Estate - Other	(138)	(286)	(286)
Consumer	(4)	(4)	(4)
Total loans charged off	$(357)	$(540)	$(431)

Recoveries of loans previously charged off:
Commercial	187	281	281
Real Estate - Construction	-	-	-
Real Estate - Other	1	39	38
Consumer	1		-
Total loan recoveries	$189	$320	$319
Net loans charged off	(168)	(220)	(112)
Provision for loan loss expense	2,760	2,897	1,989
Balance, end of period	$11,631	$9,039	$8,240

Ratio of net charge-offs to average loans	0.02%	0.03%	0.02%

Nonaccrual, Past Due, Restructured Loans and Other Real Estate Owned

At September 30, 2006, gross nonaccrual loans totaled $11.7 million, a $3.7 million or 46.78% increase from gross nonaccrual loans of $8.0 million at December 31, 2005. The OREO balance was $2.1 million at September 30, 2006 and December 31, 2005. At September 30, 2006 and December 31, 2005, there were no accruing loans contractually past due 90 days or more and no restructured loans. The following table presents information relating to nonaccrual loans and OREO for the periods ending September 30, 2006 and December 31, 2005.

	September 30, 2006			December 31, 2005
	Gross	Government	Net	Gross	Government	Net
	Balance	Guaranteed	Balance	Balance	Guaranteed	Balance
Nonaccrual loans (Gross):	(dollars in thousands)
Commercial	$75	$(46)	$29	$2,259	$(2,178)	$81
Real Estate - Construction	439	-	439	-	-	-
Real Estate - Other	11,155	(8,812)	2,343	5,692	(4,336)	1,356
Installment	-	-	-	-	-	-
Total	11,669	(8,858)	2,811	7,951	(6,514)	1,437
OREO	2,131	(1,158)	973	2,111	(604)	1,507
Total nonaccrual loans and OREO	$13,800	$(10,016)	$3,784	$10,062	$(7,118)	$2,944

Gross nonaccrual loans as a percentage of total loans			1.10%			1.06%
Gross nonaccrual loans and OREO as a percentage of total loans and OREO			1.30%			1.34%
Allowance for loan losses to total net loans (including held-for-sale)			1.10%			1.20%
Allowance for loan losses to total net loans (excluding held-for-sale)			1.25%			1.35%
Allowance for loan losses to gross nonaccrual loans			99.67%			113.68%

Cash Surrender Value of Life Insurance

The cash surrender value of life insurance is bank-owned life insurance (“BOLI”) which is the purchase of life insurance on a chosen group of employees. We are the owner and beneficiary of these policies. The BOLI had a balance of $22.3 million at September 30, 2006, compared to $17.6 million at December 31, 2005, an increase of $4.7 million. The largest component of the increase was the purchase of additional insurance in the amount of $4.2 million.

Servicing Asset and Interest-Only Strips

Our goal is to maintain at least 90% of our assets as interest-earning assets. Our largest component of non interest-earning assets are the SBA servicing and SBA interest-only (I/O) strip receivable assets. At September 30, 2006, we were servicing approximately $404.9 million of the guaranteed portion of 7(a) loans previously sold with a weighted-average servicing and I/O rate of 2.11%. The SBA 7(a) guaranteed servicing portfolio balance as of December 31, 2005 was $403.3 million with a weighted-average servicing and I/O rate of 2.46%. The servicing and I/O rate decreased due to a majority of loans being sold during the first nine months at a cash premium instead of at par, and the prepayment and normal amortization of loans that had a larger servicing and I/O rate.

SBA 7(a) loans can be sold for a premium or for par. When an SBA 7(a) loan is sold for a premium, the originator is required to retain at least 1% interest on the sold portion of the loan. The 1% interest is considered the contractual servicing fee for the loan. When an SBA 7(a) loan is sold for par, the originator generally retains a much larger interest than the required contractual servicing. The premium represents what the buyer is willing to pay the originator for the difference between the rates passed through to the buyer in a premium sale versus a par sale. When we feel that the premium is not sufficient to compensate us for the future income resulting from the higher retained interest in a par sale, we will sell the loan at par versus a premium.

The servicing asset represents the value of the contractual servicing fee less servicing costs. Servicing costs in the SBA industry has been considered 40 basis points. Therefore, the servicing asset value is based upon the contractual servicing fee of generally 1%, less servicing costs of 40 basis points. When the interest rate retained exceeds the contractual servicing fee, generally 1% for SBA 7(a) loans, the excess over 1% is considered the I/O. At September 30, 2006 and December 31, 2005, we had I/O strips of $14.9 million, and $22.1 million, respectively, which approximate fair value. Fair value is estimated by discounting estimated future cash flows from the I/O strips using assumptions similar to those used in valuing servicing assets.

For the first nine months of 2006, we had an unrealized loss of $1.1 million as compared to an unrealized gain of $705 thousand at December 31, 2005. The change in value of $1.8 million was caused primarily by changes in the prepayment speed assumptions used in the valuation. A summary of the changes in the related servicing asset and I/O strips receivable are as follows:
	Servicing Asset
	Nine Months Ended September 30, 2006	Year End December 31, 2005
	(dollars in thousands)
Balance at Beginning of Period	$8,169	$7,586
Increase from Loan Sales	1,930	2,598
Amortization Charged to Income	(1,697)	(2,015)
Balance at End of Period	$8,402	$8,169

	Interest-Only Strips Receivable
	Nine Months Ended September 30, 2006	Year End December 31, 2005
	(dollars in thousands)
Balance at Beginning Period	$22,068	$24,680
Increase from Loan Sales	1,311	2,160
Amortization Charged to Income	(6,682)	(5,477)
Change in I/O Strips Valuation Allowance	(1,813)	705
Balance at End of Period	$14,884	$22,068

The servicing asset is tested for impairment by computing the net present value of the amount of servicing income in excess of normal servicing costs over the expected average life of the loan. Normal servicing, in accordance with industry standards, is 40 basis points of the principal balance sold.

The servicing calculations contain certain assumptions such as expected life of the loan and the discount rate used to compute the present value of future cash flows. The exposure of the loan life assumption is if loans prepay faster than expected. The exposure to the discount rate assumption is if rates adjust severely and permanently. Such exposure can cause a decrease in servicing income. With the assistance of quarterly external appraisals, we review the servicing asset for possible impairment and record the I/O Strips at fair value.

The table below summarizes the repayment rates for national SBA pools based on their maturities:

SBA Pools - Constant Prepayment Rates
Variable Rate Pools
Issue Date	< 8 Yr Life CPR	8-11 Yr Life CPR	11-16 Yr Life CPR	16-21 Yr Life CPR	> 21 Yr Life CPR
Year 1	8.39	5.94	4.71	4.25	4.48
Year 2	14.38	11.55	9.82	12.36	9.89
Year 3	18.51	16.66	15.51	16.99	17.40
Year 4	18.99	17.66	18.64	19.89	21.54
Year 5	16.76	16.19	19.31	20.23	21.23
Year 6	14.75	16.20	18.50	18.15	20.43
Year 7	12.34	14.24	17.80	18.80	19.12
Year 8	7.40	11.38	12.73	14.70	19.43
Year 9	3.70	9.23	13.47	19.13	19.00
Year 10	1.55	5.40	12.85	12.90	20.70
Year 11+	0.00	2.40	12.60	10.10	21.80

The value of the servicing asset would decrease $1.3 million if prepayment speeds increased 10% and the value of the servicing asset would decrease $2.5 million if prepayment speeds increased 20%.

The expected overall average life of the servicing portfolio is 3.85 years. The following schedule displays the weighted-average discount rates for each SBA pool after applying the CPRs identified above and our estimated discount rates for each SBA pool at September 30, 2006 based on assessing each component.

Original Maturity		Disc Rate Excess	Disc Rate I/O
< 8	Years	8.76%	8.76%
8-11	Years	8.74%	8.74%
11-16	Years	8.68%	8.68%
16-21	Years	8.60%	8.60%
> 21	Years	8.64%	8.64%

The servicing asset value would decrease $681 thousand if the discount rate increased 1% and the servicing asset value would decrease $1.3 million if the discount rate increased 2%. The amount of interest retained on the sold portion of the SBA 7(a) loans does not change even though most of the underlying loans are variable rate. Since the retained interest is fixed, changes in interest rates impact the value. Therefore, when rates rise, the value declines and when rates decline the value increases.

Other Assets

Premises and equipment, accrued interest, and deferred tax assets are major components of other assets. Following is a summary of these items as of September 30, 2006 and December 31, 2005.

•
Premises and equipment was $5.2 million at September 30, 2006 compared to $4.9 million at December 31, 2005, a 5.87% or $287 thousand increase. Contributing to the increase were the additions of the Solana Beach and Ontario branches (Ontario is scheduled to open in the fourth quarter of 2006) as well as increases in premises and equipment from normal operations.

•
Accrued interest was $5.3 million at September 30, 2006 compared to $3.5 million at December 31, 2005, a 52.63% or $1.8 million increase. The increase in accrued interest is a direct result of the increase in loans from December 31, 2005 to September 30, 2006.

•
Deferred tax asset was $7.5 million at September 30, 2006 compared to $5.7 million at December 31, 2005, a 30.68% or $1.8 million increase. The increase is the result of $762 thousand for SBA I/O valuation and $1.0 million for the tax deductibility timing difference of the provision for loan loss.

Deposits

Deposits were $1.02 billion at September 30, 2006 compared to $742.4 million at December 31, 2005, a 37.04% increase. Money market and NOW accounts increased $29.6 million, savings decreased $4.7, demand deposits decreased 547 thousand, and certificate of deposits (CD's) increased $250.7 million, of which $20.6 million were brokered deposits. Non interest-bearing demand deposits comprised approximately 15% of deposits at September 30, 2006 compared to 21% at December 31, 2005.

At September 30, 2006, more than 58% of deposits had balances of $100,000 or more. At September 30, 2006, none of our customers (excluding brokered deposits) had balances over 1% of the Bank’s deposits. We prefer core deposits as a source of funds for the loan portfolio. Consequently, we take steps to attract solid core accounts while at the same time maintaining a reasonable funding cost. We will continue to solicit core deposits to diminish reliance on volatile funds.

On November 2, 2006, the FDIC finalized a rule intended to match an institution's deposit insurance premium to the risk an institution poses to the deposit insurance fund. The final regulations adopt a new base schedule of rates that the FDIC Board could adjust up or down, depending on the revenue needs of the insurance fund. The base rates range from 2 to 4 basis points for healthy banks, based on supervisory ratings and financial ratios, and debt ratings for large banks. The new assessment rates will be effective on January 1, 2007 and will vary between five and seven cents per $100 of domestic deposits. We do not anticipate a significant increase in the amount we will pay for deposit insurance.

Borrowings and Junior Subordinated Debt

Borrowings - At September 30, 2006 and 2005, there were no short-term advances from the Federal Home Loan Bank. As of December 31, 2005, we had a Federal Home Loan Bank advance of $30.0 million which matured on January 3, 2006 and accrued interest at 4.21%. The borrowing capacity at the Federal Home Loan Bank as of September 30, 2006 was $61.9 million and at December 31, 2005 was $30.1 million.

We use FHLB borrowings to fund loan demand and to manage liquidity in light of deposit flows. Our borrowing capacity can be used to borrow under various FHLB loan programs, including adjustable and fixed-rate financing, for periods ranging from one day to 30 years, with a variety of interest rate structures available. The borrowing capacity has no commitment fees or cost, requires minimum levels of investment in FHLB stock (we receive dividend income on our investment in FHLB stock), can be withdrawn by the FHLB if there is any significant change in our financial or operating condition and is conditional upon our compliance with certain agreements covering advances, collateral maintenance, eligibility and documentation.

Junior Subordinated Debt - Pursuant to rulings of the Federal Reserve Board, bank holding companies are permitted to issue long-term subordinated debt instruments that will, subject to certain conditions, qualify as and, therefore, augment capital for regulatory purposes. The Subordinated Debentures are subordinated to all of our existing and future borrowings.

On September 27, 2006, we issued $12,372,000 of junior subordinated debt securities to Temecula Valley Statutory Trust V (“Trust V”), a statutory trust created under to laws of the State of Delaware. The securities have quarterly interest payments with a rate at 3-month LIBOR plus 1.60%, for an effective rate of 6.97%, as of September 30, 2006, with principal due at maturity in 2036.

The table below summarizes the terms of each issuance of junior subordinated debt securities:
Series	Amount (000’s)	Date Issued	Rate Adjustor	Effective Rate	Maturity Date
Temecula Valley Statutory Trust I	$7,217	June 2002	3-month LIBOR +3.45%	8.82%	2032
Temecula Valley Statutory Trust II	5,155	September 2003	3-month LIBOR +2.95%	8.34%	2033
Temecula Valley Statutory Trust III	8,248	September 2004	3-month LIBOR +2.20%	7.59%	2034
Temecula Valley Statutory Trust IV	8,248	September 2005	3-month LIBOR +1.40%	6.79%	2035
Temecula Valley Statutory Trust V	12,372	September 2006	3-month LIBOR +1.60%	6.97%	2036
Total	$41,240

The Federal Reserve Board has taken the position that these mandatorily redeemable preferred securities qualify as capital, subject to certain restrictions. As of September 30, 2006 we have included the net junior subordinated debt in our capital for regulatory capital purposes.

Capital

Total capital was $73.0 million at September 30, 2006 compared to $58.2 million at December 31, 2005. For the first nine months of 2006, the $14.8 million increase consisted of $12.5 million of net income, a reduction of $1.1 million in other comprehensive income, $2.4 million on the exercise of stock options, and $932 thousand for stock-based compensation. The other comprehensive income reduction was due to the valuation of the SBA I/O strip receivable.

At September 30, 2006 and December 31, 2005 our bank and our holding company were in the regulatory "well capitalized" category. Refer to capital ratio tables included in the “Capital Planning” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Net Income

For the first nine months of 2006, we earned $12.5 million, compared to $10.2 million for the first nine months of 2005. The increase was the result of an increase in net interest income of $12.9 million offset by an increase in non-interest expense of $4.8 million and a decrease in non-interest income of $3.1 million. Net income is augmented by the sale of the unguaranteed portion of SBA loans. These sales contributed to net income before taxes by $2.8 million or $1.6 million after taxes in 2006 compared to $5.1 million or $3.0 million after taxes in 2005. During the normal course of business, the amount of 7(a) loans sold can vary due to normal market timing.

For the third quarter of 2006, we earned $4.0 million, compared to $3.3 million for the third quarter of 2005. This was due to an increase in net interest income of $4.3 million offset by an increase in non-interest expense of $654 thousand and a decrease in non-interest income of $1.3 million. The sale of the unguaranteed portion of SBA loans contributed to net income before taxes by $1.0 million or $593 thousand after taxes in 2006 compared to $1.6 million or $1.0 million after taxes in 2005. The sale of the unguaranteed portion of SBA loans in the third quarter of 2005 was high due to a larger portfolio of seasoned SBA 7(a) loans outstanding during the second quarter of 2005.

For the nine months ended September 30, 2006, net income per diluted share was $1.30 compared to $1.07 for the same period in 2005. Net income per basic share was $1.39 for the nine months ended September 30, 2006 compared to $1.16 for the same period in 2005. The return on average assets was 1.72% for 2006, compared to 1.96% for 2005. The return on average equity was 25.85% in 2006, compared to 28.28% in 2005.

For the three months ended September 30, 2006, net income per diluted share was $0.41 compared to $0.34 for the same period in 2005. Net income per basic share was $0.44 for the three months ended September 30, 2006 compared to $0.37 for the same period in 2005. The return on average assets was 1.48% for 2006, compared to 1.72% for 2005. The return on average equity was 22.72% for 2006, compared to 24.97% for 2005.

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

Net interest income was $43.5 million in the first nine months of 2006, compared to $30.6 million in the same period in 2005. The net interest margin was 6.61% for the nine months ending September 30, 2006 compared to 6.68% for the nine months ending September 30, 2005. In the initial cycle of a flat rate environment following a rising rate environment, the net interest margin will slightly compress due to longer term, lower rate time deposits maturing and repricing at a higher rate. Although the yield on interest-earning assets increased by 133 basis points for the first nine months of 2006, the yield on interest-bearing liabilities increased by 155 basis points for the same period. The following is a summation of various yields for interest-earning assets and interest-bearing liabilities for the nine months ending September 30, 2006 and 2005:

•	Yield on loans increased to 10.22% as of September 30, 2006 compared to 8.86% as of September 30, 2005 as a result of the increasing interest rate environment.
•
Yield on investments, Federal Funds Sold and U.S. Treasuries, increased to 4.96% as of September 30, 2006 compared to 3.19% as of September 30, 2005. The increase is a result of an increase in average Federal Funds Sold and an increase in interest rates.

•
Cost of interest-bearing deposits increased to 3.99% as of September 30, 2006 compared to 2.44% as of September 30, 2005 as a result of the growth in average interest-bearing deposits and the increasing interest rate environment.

•
Cost of other borrowings, Federal Home Loan Bank advances and junior subordinated debt borrowings, increased to 7.24% as of September 30, 2006 compared to 5.45% as of September 30, 2005. Contributing to the increase in the cost of borrowings was the increase in junior subordinated debt as well as the increasing interest rate environment.

The following table shows average balances with corresponding interest income and interest expense as well as average yield and cost information for the nine months ending September 30, 2006 and 2005. Average balances are derived from daily balances, and nonaccrual loans are included as interest-bearing loans for the purposes of these tables.

	Average Balances with Rates Earned and Paid
	Nine-month period ended September 30,
		2006			2005
		Interest	Average		Interest	Average
	Average	Income/	Interest	Average	Income/	Interest
	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(dollars in thousands)
Securities-HTM (1)	$254	$8	4.43$	$196	$4	2.69%
Due from Banks-Time	39	1	5.02%	-	-	0.00%
Federal Funds Sold	16,652	618	4.96%	7,607	181	3.19%
Total Investments	16,945	627	4.96%	7,803	185	3.17%

Total Loans (2)	862,547	65,906	10.22%	604,403	40,032	8.86%
Total Interest Earning Assets	879,492	66,533	10.11%	612,206	40,217	8.78%

Allowance for Loan Loss	(9,744)			(7,281)
Cash & Due From Banks	27,155			24,600
Premises & Equipment	5,124			4,616
Other Assets	71,222			63,855
Total Assets	$973,249			$697,996

Liabilities and Shareholders’ Equity
Interest Bearing Demand	$31,453	36	0.15%	$32,869	37	0.15%
Money Market	78,267	1,785	3.05%	45,375	502	1.48%
Savings	32,522	97	0.40%	39,211	112	0.38%
Time Deposits under $100,000	276,327	9,403	4.55%	165,952	3,695	2.98%
Time Deposits $100,000 or more	289,062	9,799	4.53%	182,595	4,151	3.04%
Other Borrowings	35,372	1,915	7.24%	27,279	1,112	5.45%
Total Interest Bearing Liabilities	743,003	23,035	4.15%	493,281	9,609	2.60%

Non-interest Demand Deposits	154,393			148,150
Other Liabilities	11,054			8,209
Shareholders' Equity	64,799			48,356
Total Liabilities and Shareholders' equity	$973,249			$697,996
Net Interest Income		$43,498			$30,608
Interest Spread (3)			5.96%			6.18%
Net Interest Margin (4)			6.61%			6.68%

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

Net interest income was $15.6 million in the third quarter of 2006, compared to $11.3 million in the same period in 2005. The net interest margin was 6.29% for the three months ending September 30, 2006 compared to 6.71% for the three months ending September 30, 2005. The yield on interest-earning assets increased by 105 basis points for the third quarter of 2006 and the yield on interest-bearing liabilities increased by 159 basis points for the same period. The following is a summation of various yields for interest-earning assets and interest-bearing liabilities for the third quarter of September 30, 2006 and 2005:

•	Yield on loans increased to 10.30% for the three months ending September 30, 2006 compared to 9.24% for the three months ending September 30, 2005.
•	Yield on investments, Federal Funds Sold and U.S. Treasuries, increased to 5.23% for the three months ending September 30, 2006 compared to 3.44% for the three months ending September 30, 2005.
•	Cost of interest-bearing deposits increased to 4.42% for the three months ending September 30, 2006 compared to 2.81% for the three months ending September 30, 2005.
•
Cost of other borrowings, Federal Home Loan Bank advances and junior subordinated debt borrowings, increased to 8.05% for the three months ending September 30, 2006 compared to 6.76% for the three months ending September 30, 2005.

The following table shows average balances with corresponding interest income and interest expense as well as average yield and cost information for the three months ending September 30, 2006 and 2005. Average balances are derived from daily balances, and nonaccrual loans are included as interest-bearing loans for the purposes of these tables.

	Average Balances with Rates Earned and Paid
	Three-month period ended September 30,
		2006			2005
		Interest	Average		Interest	Average
	Average	Income/	Interest	Average	Income/	Interest
	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(dollars in thousands)
Securities-HTM (1)	$248	$3	4.47%	$228	$2	3.04%
Due from Banks-Time	99	1	5.02%	-	-	0.00%
Federal Funds Sold	26,674	352	5.23%	14,142	123	3.44%
Total Investments	27,021	356	5.22%	14,370	125	3.43%

Total Loans (2)	957,182	24,845	10.30%	654,008	15,226	9.24%
Total Interest Earning Assets	984,203	25,201	10.16%	668,378	15,351	9.11%

Allowance for Loan Loss	(10,451)			(7,961)
Cash & Due From Banks	26,815			25,397
Premises & Equipment	5,117			4,691
Other Assets	70,788			68,909
Total Assets	$1,076,472			$759,414

Liabilities and Shareholders’ Equity
Interest Bearing Demand	$30,387	12	0.15%	$34,154	13	0.15%
Money Market	85,812	789	3.65%	54,369	261	1.90%
Savings	32,687	36	0.44%	38,828	31	0.32%
Time Deposits under $100,000	315,153	3,903	4.91%	188,305	1,603	3.38%
Time Deposits $100,000 or more	343,143	4,261	4.93%	206,339	1,789	3.44%
Other Borrowings	29,906	607	8.05%	20,799	354	6.76%
Total Interest Bearing Liabilities	837,088	9,608	4.55%	542,794	4,051	2.96%

Non-interest Demand Deposits	156,768			154,823
Other Liabilities	12,446			9,610
Shareholders' Equity	70,170			52,187
Total Liabilities and Shareholders' equity	$1,076,472			$759,414
Net Interest Income		$15,593			$11,300
Interest Spread (3)			5.61%			6.15%
Net Interest Margin (4)			6.29%			6.71%

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

The following table shows a comparison of interest income and interest expense as the result of changes in the volumes and rates on average interest-earning assets and average interest-bearing liabilities for the three and nine months ended September 30, 2006 and 2005.
	Rate/Volume Analysis
	Increase/Decrease in Net Interest Income
	Three month period ended			Nine month period ended
	September 30, 2006 and 2005			September 30, 2006 and 2005
	Volume	Rate	Total	Volume	Rate	Total
Assets	(dollars in thousands)
Securities-HTM (1)	$-	$1	$1	$1	$3	$4
Due From Banks-Time	-	1	1	-	1	1
Federal Funds Sold	109	120	229	215	221	436
Total Investments	109	122	231	216	225	441

Total Loans (2)	7,059	2,560	9,619	17,553	8,321	25,874
Total Interest Earning Assets	$7,168	$2,682	$9,850	$17,769	$8,546	$26,315

Liabilities and
Shareholders' Equity
Interest Bearing Demand	(1)	-	(1)	(2)	1	(1)
Money Market	151	377	528	364	919	1,283
Savings	(5)	10	5	(19)	4	(15)
Time Deposits under $100,000	1,080	1,220	2,300	2,457	3,252	5,709
Time Deposits $100,000 or more	1,186	1,286	2,472	2,419	3,227	5,646
Other Borrowings	156	97	252	391	412	803
Total Interest Bearing Liabilities	2,567	2,990	5,557	5,610	7,815	13,425
Net Interest Income	$4,601	$(308)	$4,293	$12,159	$731	$12,890

(1) There are no tax exempt investments in any of the reported periods.
(2) Average balances are net of deferred fees/gains that are amortized to interest income over the term of the respective loan.

Provision for Loan Losses

The allowance for loan losses represents management’s best estimate of probable incurred losses in the loan portfolio. We have a monitoring system to identify impaired and/or potential problem loans. This system assists in the periodic evaluation of impairment and determining the amount of the allowance for loan losses required.

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

The provision was $2.8 million for the first nine months of 2006 and $2.0 million for the first nine months of 2005. For the third quarter, the provision was $1.4 million and $346 thousand for 2006 and 2005, respectively. The increase in the third quarter of 2006 is a result of our continued strong loan growth.

Non-Interest Income

Non-interest income is an important revenue source. Non-interest income consists of service charges and fees, gain on sale of loans and other assets, and loan servicing, broker and other loan related income. Non-interest income was $15.7 million for the first nine months of 2006 compared to $18.8 million for the same period in 2005, a $3.1 million decrease. Non-interest income for the third quarter of 2006 was $4.3 million compared to $5.6 million for the same period in 2005, a $1.3 million decrease. The primary contributors to the decrease in non-interest income are the changes in the gain on sale of loans and servicing income.

As a result of most SBA 7(a) loans now being sold at a premium instead of at par (par loan sales carry a higher servicing rate) the weighted-average rate on servicing asset has been decreasing. At September 30, 2006, we were servicing approximately $404.9 million of the guaranteed portion of 7(a) loans previously sold with a weighted-average servicing and I/O rate of 2.11%. The SBA 7(a) guaranteed servicing portfolio balance as of December 31, 2005 was $403.3 million with a weighted-average servicing and I/O rate of 2.46%. The servicing income was negative for the quarter as a result of increasing the amortization of the servicing and I/O assets to account for an increase in the prepayments experienced in our SBA loan portfolio.

The following table summarizes the components of non-interest income for the three and nine months ended September 30, 2006 and 2005.
	Fees and Other Income		Fees and Other Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(dollars in thousands)
Service Charges and Fees	$149	$134	$463	$455
Gain on Sale of Loans	3,969	2,762	10,673	11,208
Gain(Loss) on Other Assets and Other Real Estate Owned	-	9	232	(20)
Servicing Income	(2,143)	705	(1,520)	1,739
Loan Broker Income	1,346	1,086	3,003	2,721
Loan Related Income	488	548	1,688	1,852
Other Income	524	355	1,210	892
	$4,333	$5,599	$15,749	$18,847

The gain on sale of loans was $10.7 million in the first nine months of 2005 compared to $11.2 million in the same period in 2006, a $535 thousand decrease. For the third quarter of 2006, the gain on sale of loans was $4.0 million compared to $2.8 million for the third quarter of 2005, a $1.2 million increase. The following table summarizes the gain on sale of loans and other assets for the three and nine months ended September 30, 2006 and 2005.

	Gain on Sale of Loans / Assets		Gain on Sale of Loans / Assets
	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(dollars in thousands)
SBA 7(a) Unguaranteed Sales	$1,030	$1,579	$2,787	$5,138
SBA 7(a) Guaranteed Sales	2,093	783	4,595	4,573
SBA 504 Sales	253	-	1,301	230
Mortgage Sales	-	7	-	285
Other Loan Related	593	393	1,990	982
REO Gain (Loss)	-	1	240	(26)
Fixed Assets	-	8	(8)	6
Total	$3,969	$2,771	$10,905	$11,188

Non-Interest Expense

Non-interest expenses consist of salaries and benefits, occupancy, furniture and equipment, processing, office expense and professional costs such as legal and auditing, marketing and regulatory fees. These expenses are reviewed and controlled to maintain cost effective levels of operation.

For the nine months ended September 30, 2006, non-interest expense was $34.7 million compared to $30.0 million for the same period in 2005, a $4.7 million increase. The main contributors to the increase were salaries and employee benefits, occupancy expense, and loan funding expense. The variances were as follows:

•
Salaries and benefits were $23.8 million in the first nine months of 2006 compared to $19.6 million for the same period in 2005, a $4.2 million increase. The increase in salaries and benefits is a result of the expansion of the Risk Management, Information Technology, and Appraisal Departments as well as the addition of the Solana Beach and Ontario branches (Ontario is scheduled to open in the fourth quarter of 2006). At September 30, 2006, we had 310 employees (304 full-time equivalent), of which 290 were full time. At September 30, 2005, we had 278 employees (273 full-time equivalent), of which 260 were full time. Included in the salaries and benefits expense is $932 thousand for stock-based compensation for all share-based payments granted on or before September 30, 2006 and vested in the first nine months of 2006 as a result of the adoption of SFAS No. 123R.

•
Occupancy expense was $2.2 million for the first nine months of 2006 compared to $1.8 million for the same period in 2005, a $444 thousand increase. Contributing to the increase are the costs related to the opening of the Solana Beach branch, which opened in the third quarter of 2006, and the Ontario Branch scheduled to open in the fourth quarter of 2006.

•
Loan funding expenses were $1.8 million for the first nine months of 2006 compared to $1.6 million for the same period in 2005, a $145 thousand increase. The increase is a result of a significant increase in loan production for the first nine months of 2006 compared to the same period in 2005.

For the third quarter of 2006, non-interest expense was $11.6 million compared to $11.0 million for the third quarter of 2005. The main contributors to the increase were salaries and employee benefits and occupancy expense. The variances were as follows:

•
Salaries and benefits were $8.0 million in the third quarter of 2006 compared to $7.1 million for the same period in 2005, a $904 thousand increase. Included in salaries and benefits expense is $314 thousand for stock-based compensation expense per SFAS No. 123R.

•	Occupancy expenses were $755 thousand in the third quarter of 2006 compared to $629 thousand for the same period in 2005, a $126 thousand increase.

The following table summarizes the components of non-interest expense for the three and nine months ended September 30, 2006 and 2005.
Other Expenses			Other Expenses
Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	2006	2005
(dollars in thousands)
Salaries and Employee Benefits	$7,978	$7,074	$23,840	$19,648
Occupancy Expenses	755	629	2,241	1,797
Furniture and Equipment	426	381	1,231	1,087
Data Processing	323	261	943	829
Marketing and Business Promotion	197	335	681	885
Legal and Professional	285	347	906	784
Regulatory Assessments	49	38	134	206
Travel & Entertainment	273	312	796	710
Loan Related Expense	564	766	1,792	1,647
Office Expenses	693	705	1,877	1,895
Other Expenses	61	102	294	479
	$11,604	$10,950	$34,735	$29,967

Income Taxes

Income tax expense totaled $9.2 million for the first nine months of 2006 and $7.3 million for the first nine months of 2005. The effective rate was 42.41% and 41.54% for these periods in 2006 and 2005, respectively. The increase in the effective tax rate for 2006 is due to the non-deductibility of the incentive stock option portion of the stock-based compensation expense. Deferred tax assets totaled $7.5 million at September 30, 2006 compared to $5.7 million at December 31, 2005. Over half of the deferred tax asset balance is due to the tax deductibility timing difference of the provision for loan loss.

Income tax expense totaled $3.0 million for third quarter of 2006 and $2.3 million for third quarter of 2005. The effective rate was 42.37% and 41.37% for 2006 and 2005, respectively.

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

Our cash position is determined on a daily basis. On a monthly basis, our Board reviews our liquidity position. One analysis measures the liquidity gap. Our guidelines state a 2% positive liquidity gap position should be maintained. Another analysis measures an industry standard liquidity ratio. Our guidelines state a 10% ratio or more should be maintained. At September 30, 2006 the ratio was 14.19%.

Our primary sources of liquidity are derived from financing activities which includes Federal Funds lines of credit at correspondent banks, Federal Home Loan Bank Advances, and growth in customer deposits. We maintain Federal Funds lines of credit of $18.0 million for short-term liquidity. In addition, we have created a borrowing capacity at the Federal Home Loan Bank that fluctuates with loan balances pledged as collateral. At September 30, 2006, our borrowing capacity with the Federal Home Loan Bank was $61.9 million and at December 31, 2005 was $30.1 million. These funding sources are augmented by payments of principal and interest on loans and sales and participations of eligible loans. Primary uses of funds include withdrawal of deposits, interest paid on deposits and borrowings, originations of loans, and payment of operating expenses.

Net cash used by operating activities totaled $23.6 million for the first nine months of 2006, compared to net cash provided by operating activities of $18.2 million for the same period last year. The decrease was primarily the result of a decrease in proceeds from loan sales.

Net cash used in investing activities totaled $266.8 million for the first nine months of 2006, compared to $174.6 million for the same period in 2005. The increase was primarily the result of growth in our loan portfolio.

Net cash provided by financing activities totaled $259.8 million for the first nine months of 2006, compared to $178.2 million for the same period last year. The increase was primarily the result of increases in time deposits offset by repayment of FHLB advances.

At September 30, 2006, cash and cash equivalents totaled $20.9 million compared to $44.9 million at September 30, 2005 a decrease of $24.0 million, or 53.45%. As of September 30, 2006, management is not aware of any current recommendations by regulatory authorities, which, if they were implemented, would have or would be reasonably likely to have a materially adverse effect on our liquidity, capital resources, or operations.

CAPITAL PLANNING

It is our goal to maintain capital levels within the regulatory “well capitalized” category. We update our multiple-year capital plan annually in conjunction with the preparation of the annual budget. Capital levels are always a primary concern of the federal regulatory authorities, and we submit capital plans to them when requested. It is our strategy to maintain an adequate level of capital, which by definition excludes excessive as well as inadequate capital. The following tables set forth our actual capital amounts and ratios (dollar amounts in thousands).
			Amount of Capital Required
Temecula Valley Bancorp			For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
As of September 30, 2006:
Total Risk-Based Capital (to Risk-Weighted Assets)	$123,771	10.69%	$92,596	8.00%
Tier 1 Risk-Based Capital (to Risk-Weighted Assets)	$96,160	8.31%	$46,298	4.00%
Tier 1 Leverage Ratio (to Average Assets)	$96,160	8.94%	$43,059	4.00%

As of December 31, 2005:
Total Risk-Based Capital (to Risk-Weighted Assets)	$94,422	11.02%	$68,553	8.00%
Tier 1 Risk-Based Capital (to Risk-Weighted Assets)	$76,484	8.93%	$34,276	4.00%
Tier 1 Leverage Ratio (to Average Assets)	$76,484	9.28%	$32,970	4.00%

			Amount of Capital Required
Temecula Valley Bank			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2006:
Total Risk-Based Capital (to Risk-Weighted Assets)	$121,274	10.49%	$92,490	8.00%	$115,613	10.00%
Tier 1 Risk-Based Capital (to Risk-Weighted Assets)	$109,623	9.48%	$46,245	4.00%	$69,368	6.00%
Tier 1 Leverage Ratio (to Average Assets)	$109,623	10.22%	$42,935	4.00%	$53,669	5.00%

As of December 31, 2005:
Total Risk-Based Capital (to Risk-Weighted Assets)	$92,550	10.81%	$68,472	8.00%	$85,590	10.00%
Tier 1 Risk-Based Capital (to Risk-Weighted Assets)	$83,491	9.75%	$34,236	4.00%	$51,354	6.00%
Tier 1 Leverage Ratio (to Average Assets)	$83,491	10.17%	$32,842	4.00%	$41,053	5.00%

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are integral to understanding the results reported. In preparing our consolidated financial statements, we are required to make judgments and estimates that may have a significant impact upon our financial results. Certain accounting policies require us to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and are considered critical accounting policies. The estimates and assumptions used are based on historical experiences and other factors, which are believed to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods.

Two critical accounting policies are noteworthy. They concern the allowance for loan loss and the SBA servicing asset. They are considered critical due to the assumptions that are contained in their calculation, as well as external factors that can affect their value. Through quarterly review and analysis, valuations and calculations are tested for reasonableness. For a discussion of our critical accounting policies, see Item 7 "Management Discussion and Analysis" of our report on Form 10-K for the year-ended December 31, 2005. There were no changes in our critical accounting policies and estimates in the nine months ended September 30, 2006 except as discussed in Note 4 to the financial statements.

LOAN COMMITMENTS AND RELATED FINANCIAL INSTUMENTS

Loan Commitments and Off-Balance Sheet Financial Instruments

In the normal course of business, we enter into off-balance sheet financial commitments to meet the financing needs of our customers. These financial commitments include commitments to extend credit and standby letters of credit. Those instruments involve to varying degrees, elements of credit and interest rate risk not recognized in the statement of financial position. Our exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for loans reflected in our financial statements.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. Since many of the commitments and standby letters of credit are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the customer.

Operating Leases

We conduct business at nine full-service banking offices in Southern California and multiple loan production offices in sixteen states, including California. The main office facilities are located at 27710 Jefferson Avenue, Suite A100, Temecula, California. As of September 30, 2006, we owned the property at one of our branch locations. The remaining banking offices and other offices are leased. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance. Total future annual rental payments (exclusive of operating charges and real property taxes) are approximately $5.2 million, with lease expiration dates ranging from 2006 to 2014, exclusive of renewal options.

The following table summarizes our aggregate contractual obligations and their maturities as of September 30, 2006.

		Maturity by period
	Total	One year or less	More than 1 year to 3 years	More than 3 years to 5 years	More than 5 years
	(dollars in thousands)
Commitments to Extend Credit	$405,251	$273,187	$96,516	$889	$34,659
Letters of Credit	5,188	5,188	-	-	-
Loan Commitments Outstanding	410,439	278,375	96,516	889	34,659

Junior Subordinated Debt	41,240	-	-	-	41,240
Operating Lease Obligations	5,197	1,814	2,385	775	223
Other Commitments Outstanding	46,437	1,814	2,385	775	41,463
Total Outstanding Commitments	$456,876	$280,189	$98,901	$1,664	$76,122

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

We do not currently engage in trading activities or use derivative instruments to control interest rate risk, even though such activities may be permitted with the approval of our Board. We are most affected by interest rate risk. Other types of market risk, such as foreign currency exchange risk, equity price risk and commodity price risk, are not significant to us in the normal course of our business activities.

The ongoing monitoring and management of both interest rate risk and liquidity, in the short- and long-term time horizon, is an important component of our asset/liability management process, which is governed by limits established in the policies reviewed and approved annually by our Board. We do not believe it is possible to reliably predict future interest rate movements, but instead maintain an appropriate process and set of measurement tools which enable us to identify and quantify sources of interest rate risk in varying rate environments. Our primary tool in managing interest rate risk is the effect of interest rate shocks on the net interest income.

The following reflects our one year net interest income sensitivity based on asset and liability levels using the September 30, 2006 net interest income as a starting point. For purposes of this table, there is assumed to be zero growth in loans, investments, deposits, or other components of the balance sheet.

September 30, 2006
Changes in		Projected Net	Change from	% Change from
Rates		Interest Income	Base Case	base Case
(dollars in thousands)
+300	Bp	$ 73,088	$ 13,548	22.75%
+200	bp	68,588	9,048	15.20%
+100	bp	64,071	4,531	7.61%
0	bp	59,540	-	0.00%
-100	bp	55,480	(4,040)	(6.82%)
-200	bp	51,559	(7,981)	(13.40%)
-300	bp	47,857	(11,683)	(19.62%)

In the model, a rising rate environment will increase net interest income (NII) from a flat rate environment. A lower rate environment will decrease net interest income. The analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon various assumptions. While the assumptions are developed upon current economic and market conditions, we cannot make any assurances as to the predictive nature of these assumptions. Furthermore, the sensitivity analysis does not reflect actions our Board might take in responding to or anticipating changes in interest rates.

ITEM 4 - CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness (as defined in Rules 13a through15e) of the design and operation of our disclosure controls and procedures and have concluded that our disclosure controls and procedures are effective in timely alerting them to the material information relating to us (including our consolidated subsidiary) required to be included in our periodic SEC filings. It should be noted that the design of our disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but our principal executive and financial officers have concluded that our disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

In addition, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described in the above paragraph that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2006 we are not party to any litigation that is considered likely to have a material adverse effect on us.

ITEM 1A. RISK FACTORS

Risks Related to Our Business and Operations

Our success has been built upon significant and profitable growth and we may not be able to sustain our profitable growth or our rate of growth or be able to support our growth, any of which events will adversely affect our profits and results of operations.

We have experienced significant growth from $606.8 million in total assets and $534.8 million in total deposits at December 31, 2004 to $1.14 billion in total assets and $1.02 billion in total deposits at September 30, 2006. We expect to continue to experience growth in assets, deposits and scale of operations. However, we do expect our levels of construction lending to taper off and intend to replace this business by increasing our commercial and industrial (“C&I”) loan portfolios. If the margins in C&I business are less than with construction lending, if our growth declines or if we do not manage our growth effectively, we will become less profitable, which will adversely affect our business and prospects.

Our growth also subjects us to increased capital and operating needs. We must continue to recruit experienced individuals with the skills and experience to manage our growing business lines, but who may have no prior history with us. Our historical growth has caused us to update our policies and procedures in response to this growth, and our plans for continued growth will continue to place a significant strain on our personnel, systems and resources. We cannot guarantee that our policies will be adequate or that we will be able to recruit and train qualified individuals to implement our business strategy in a timely, cost effective and efficient manner.

Our recent operating results may not be indicative of our future operating results.

We may not be able to sustain our growth. Various factors, such as our increased size, economic conditions, decreased construction and SBA loan demand, governmental, regulatory and legislative considerations, competition and the ability to find and retain people that can make our community-focused operating model successful, may impede our ability to expand our market presence. If we experience a significant decrease in our growth rate, our results of operations and financial condition may be adversely affected.

Our dependence on loans secured by real estate subjects us to risks relating to fluctuations in the real estate market and related interest rates, environmental risks and legislation that could result in significant additional costs and capital requirements that could adversely affect our assets and results of operations.

A significant portion of our loan portfolio is secured by real estate. Real estate served as the principal source of collateral with respect to approximately 95.4% and 93.6% of our loan portfolio at December 31, 2005 and September 30, 2006, respectively. Our markets have experienced a sharp increase in real estate values in recent years, in part as the result of historically low interest rates. This year, real estate markets in California and elsewhere have experienced a dramatic slowdown in appreciation, and in some cases a modest depreciation. A decline in economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by us, as well as our financial condition and results of operations in general and the market value of our common stock. Acts of nature, including earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also adversely affect our financial condition.

In the course of business, we may acquire, through foreclosure, properties securing loans that are in default. In commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, we might be required to remove these substances from the affected properties at our sole cost and expense. The cost of this removal could substantially exceed the value of affected properties. We may not have adequate remedies against the prior owner or other responsible parties or could find it difficult or impossible to sell the affected properties, which could adversely affect our business, financial condition and operating results.

In early 2005, banking regulators issued proposed guidance regarding high concentrations of real estate loans within bank lending portfolios. A substantially revised notice of proposed rulemaking may be issued in the next several months that will likely require institutions that exceed certain levels of real estate lending to maintain higher capital ratios than institutions with lower concentrations, if they do not have appropriate risk management policies and practices in place. When rules in this area become final, we may be subject to enhanced regulatory scrutiny and higher capital maintenance requirements.

Our bank's concentration in real estate construction loans subjects it to risks such as inadequate security for repayment of those loans and fluctuations in the demand for those loans based on changes in the housing market.

We have a high concentration in real estate construction loans. Approximately 49% and 46% of our lending portfolio was classified as real estate construction loans as of December 31, 2005 and September 30, 2006, respectively. Our real estate construction loans are based upon estimates of costs and value associated with the completed project. These estimates may be inaccurate. Construction lending involves additional risks when compared to permanent residential lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to accurately determine the total funds required to complete a project and the related loan-to-value ratio.

Construction lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. In addition, generally during the term of a construction loan, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction and may incur a loss.

Our ability to continue to originate a significant amount of construction loans is dependent on the continued strength of the housing market in the Riverside, San Bernardino and San Diego County regions of Southern California and in the San Francisco Bay area. To the extent there is a decline in the demand for new housing in these communities, it is expected that the demand for construction loans would decline, our liquidity would substantially increase and our net income would be adversely affected.

Our earnings are highly dependent on our continued ability to originate, sell and service SBA loans.

Our earnings are highly dependent on our ability to generate new SBA loans, as our net income generated from our SBA activities is significant. Increases in interest rates and other economic conditions could result in decreased SBA loan demand as well as lower gains on sale.

SBA lending is a federal government created and administered program. As such, legislative and regulatory developments can affect the availability and funding of the program. This dependence on legislative funding and regulatory restrictions from time to time causes limitations and uncertainties with regard to the continued funding of such loans, with a resulting potential adverse financial impact on our business. Currently, the maximum limit on individual 7(a) loans which the SBA will permit is $2 million. Any reduction in this level could adversely affect the volume of our business. Since our SBA business constitutes a significant portion of our lending program, our dependence on this government program and its periodic uncertainty relative to availability and amounts of funding creates greater risk for our business than do more stable aspects of our business.

Our new SBA purchase program is subject to governmental and management changes that could affect its success and operations.

In April 2006, we began purchasing participations in unguaranteed portions of SBA 7(a) loans. At September 30, 2006, we have $103.5 million in outstanding participation balances. If the SBA program was discontinued or the SBA decided to stop funding the program, the participation purchase program would be substantially reduced and ultimately eliminated. Additionally, the participation purchase program is highly dependent upon a management team experienced in the program. If our management from this program were to terminate employment with us, we could have a difficult time replacing them with qualified personnel and this may limit our growth and adversely affect the program and our results.

We may incur additional costs and experience impaired operating results if we are unable to retain our key management or we are unable to attract and retain additional successful bankers in order to grow our business.

Stephen H. Wacknitz has been the president and chief executive officer of our holding company and our bank since the inception of both entities. Mr. Wacknitz and our executive management team developed numerous aspects of our current business strategy, and the implementation of that strategy depends heavily upon the active involvement of Mr. Wacknitz and our executive management team. The loss of the services of Mr. Wacknitz or other senior officers who are part of our succession planning could adversely affect our business strategy and could cause us to incur additional costs and experience impaired operating results while we seek suitable replacements. Additionally, because our business model depends on hiring successful bankers that generally bring to us additional customers, if we are unsuccessful in continuing to attract and retain producers, our growth may be impaired and the results of our operations adversely affected.

If our bank is unable to pay our holding company cash dividends to meet its cash obligations, our business, financial condition, results of operations and prospects will be adversely affected.

Dividends paid by our bank to our holding company provide cash flow used to service the interest payments on our trust preferred securities. Various statutory provisions restrict the amount of dividends our bank can pay to our holding company without regulatory approval. It is possible, depending upon the financial condition of our bank and other factors, that the applicable regulatory authorities could assert that payment of dividends or other payments, including payments to our holding company, is an unsafe or unsound practice. If our bank is unable to pay dividends to our holding company, our holding company may not be able to service its debt or pay its obligations. Our holding company's inability to receive dividends from our bank would adversely affect our business, financial condition, results of operations and prospects.

Our allowance for loan losses may prove to be insufficient to absorb losses inherent in our loan portfolio.

Like all financial institutions, every loan we make carries a risk that it will not be repaid in accordance with its terms, or that securing collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

•  cash flow of the borrower and/or the project being financed;
•  in the case of a secured loan, the changes and uncertainties as to the value of the collateral;
•  the credit history of a particular borrower;
•  changes in economic and industry conditions; and
•  the duration of the loan.

At September 30, 2006, our bank’s allowance for loan losses as a percentage of gross loans was 1.10% and as a percentage of net loans, which excludes loans held for sale, was 1.25%. Regulatory agencies, as an integral part of their examination process, review our bank’s loans and allowance for loan losses. Although management believes the level of our loan loss allowance is adequate to absorb probable losses in our loan portfolio, management cannot predict these losses or whether the allowance will be adequate or whether regulators will require us to increase this allowance. Any of these occurrences could adversely affect our business, financial condition, prospects and profitability.

Our bank's business, financial condition and results of operations are sensitive to and may be adversely affected by interest rate and prepayment changes.

Our earnings are substantially affected by changes in prevailing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and the rates we must pay on deposits and borrowings. The difference between the rates we receive on loans and short-term investments and the rates we must pay on deposits and borrowings is known as the interest rate spread. Given our current volume and mix of interest-bearing assets and liabilities, our interest rate spread can be expected to increase when market interest rates are rising, and to decline when market interest rates are declining. Although we believe our current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may adversely affect our business, financial condition and result of operations.

While the federal funds rate and other short-term market interest rates, which we use to guide our deposit pricing, have increased, intermediate and long-term market interest rates, which we use to guide our loan pricing, have not increased proportionately. This has led to a flattening of the market yield curve, which has even inverted recently as short-term rates have exceeded long-term rates over an intermediate maturity horizon. If short-term interest rates continue to rise so that the yield curve remains relatively flat or inverts further, we would expect that our net interest spread and net interest margin would compress, which would hurt our net interest income.

Our net interest margin has ranged from a low of 5.69% to a high of 6.78% for the years ended December 31, 2001 to 2005. The net interest margin for the three months ended September 30, 2006 was 6.29% and for the nine months ended September 30, 2006 was 6.61%. We are asset sensitive, which means that our assets reprice faster than our liabilities. Thus, in an increasing interest rate environment the net interest margin will generally increase and in a declining interest rate environment the net interest margin will generally decline. Beginning in June 2006, when the short-term Fed Fund rates stopped increasing, our net interest margin began to slightly compress due to the repricing at maturity of longer term, lower rate time deposits.

In addition, the value of our SBA servicing asset, which totaled $8.40 million at September 30, 2006, is subject to fluctuations based on changes in interest rates and prepayment speeds. Generally, we would expect the value of our SBA servicing asset to decrease in a rising interest rate environment, as well as if prepayment speeds increase. Similarly, the value of our SBA interest-only strip receivable asset is subject to fluctuations in prepayment speeds and would be expected to decrease if prepayment speeds increase.

Increasing levels of competition in banking and financial services businesses may reduce our market share or cause the prices we charge for services to fall, which may decrease our profits.

Competition may adversely affect our results of operations. The financial services business in our market area is highly competitive and becoming more so due to changes in regulation, technological advances and the accelerating pace of consolidation among financial service providers. We face competition both in attracting deposits and making loans. We compete for loans principally through competitive interest rates and the efficiency and quality of the services we provide. Increased competition in the banking and financial services businesses may reduce our market share or cause the prices we charge for services to fall. Many of the financial intermediaries operating in our market area offer certain services, such as trust, investment and international banking services, that we do not offer directly, and may have larger lending limits than ours, which may prompt existing or potential customers to do business with our competitors instead of us.

Our success depends, in part, upon our ability to effectively use rapid-changing technology in providing and marketing products and services to our customers.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success will depend, in part, upon our ability to use technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations and compliance with regulatory expectations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing those products and services to our customers.

Both our holding company and our bank are subject to government regulation that limits and restricts their activities and operations.

The financial services industry is heavily regulated, and the regulatory burden on banks is increasing. Federal and state regulation is designed to protect the deposits of consumers, not to benefit shareholders. The regulations impose significant limitations on operations, and may change at any time, possibly causing results to vary significantly from past results. Government policy and regulation, particularly as implemented through the Federal Reserve System, significantly affect our credit conditions.

Our policies and procedures for minimizing loan losses may not fully protect us, particularly when the economy is weak.

Some of our borrowers and guarantors may fail to perform their obligations as required by the terms of their loans, which could result in larger than expected losses. This risk increases when the economy and the real estate markets are weak. . As a result of our growth, we have periodically modified our underwriting and credit policies, and loan monitoring procedures, including the establishment and monitoring of our allowance for loan losses. Management believes these policies and practices are reasonable and should minimize loan losses by assessing the likelihood of nonperformance, tracking loan performance and diversifying the credit portfolio. However, these policies and procedures may not be adequate to prevent unexpected losses that could adversely affect our results of operations.

Our business, financial condition and results of operations may be adversely affected if we are unable to insure against or control our operations risks.

We are subject to various operations risks, including, but not limited to, data processing system failures and errors, communications and information systems failures, errors and breaches, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. Should an event occur that is not prevented or detected by our internal controls, or is uninsured or in excess of applicable insurance limits, it could damage our reputation, result in a loss of customer business, cause additional regulatory scrutiny and expose us to litigation risks and possible financial liability, any of which could adversely affect our business, financial condition and results of operations.

Our geographic concentration may adversely affect our results of operations if business conditions in our market area decline.

If SBA lending is excluded, our operations are located almost entirely in California, with close to 100% of our loan portfolio as of September 30, 2006 derived from California operations. Due to this geographic concentration, our results depend largely upon California economic and business conditions and real estate values. Deterioration in economic and business conditions and real estate values in our market area could adversely affect the quality of our loan portfolio and the demand for our products and services, which in turn may adversely affect our results of operations to a greater extent than if our operations were geographically diverse. Even if the economy remains healthy, a sustained downturn in California real estate values would adversely affect our results of operations.

Our growth may require us to raise additional capital in the future, but that capital may not be available when needed.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our capital levels following this offering will satisfy our regulatory requirements for at least the next 12 months. We may at some point, however, need to raise additional capital to support our continued growth, particularly if the regulatory authorities pass legislation to increase our capital requirements. Our ability to raise additional capital will depend in part on conditions in the capital markets at that time, which are outside of our control. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us or at all. If we cannot raise additional capital when needed, our ability to further expand our operations could be adversely affected. In addition, if we decide to raise additional equity capital, your interest could be diluted.

Our business is subject to liquidity risk, and changes in our source of funds may adversely affect our performance and financial condition by increasing our cost of funds.

Our ability to make loans is directly related to our ability to secure funding. Core deposits are our primary source of liquidity. Also, we use the national certificate of deposit (“CD”) markets, which are generally CDs purchased by other financial institutions and brokered CDs. Both the national CD market and brokered CDs are rate sensitive and generally have a higher rate than deposits generated in our local markets. We use advances from the Federal Home Loan Bank of San Francisco and Federal Fund lines of credit to satisfy temporary borrowing needs. Payments of principal and interest on loans and sales and participations of eligible loans are also a primary source for our liquidity needs. Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans and payment of operating expenses. Core deposits represent significant sources of low-cost funds. Alternative funding sources such as large balance time deposits or borrowings are a comparatively higher-costing source of funds. Liquidity risk arises from the inability to meet obligations when they come due or to manage the unplanned decreases or changes in funding sources. Although we believe we can continue to successfully pursue our core deposit funding strategy, significant fluctuations in core deposit balances may adversely affect our financial condition and results of operations.

Risks Related to an Investment in Our Common Stock

We may issue additional shares of common stock or derivative securities that will dilute the percentage ownership interest of existing shareholders and may dilute the book value per share of our common stock and adversely affect the terms on which we may obtain additional capital.

Our authorized capital includes 40,000,000 shares of common stock. At September 30, 2006, we have 9,169,088 shares of common stock outstanding, and have reserved for issuance 1,425,234 shares underlying options that are or may become exercisable at an average price of $9.28 per share. Our board generally has the authority, without action by or vote of the shareholders, to issue all or part of any authorized but unissued shares of common stock for any corporate purpose, including issuance of equity-based incentives under or outside of our stock option plan. We may seek additional equity capital in the future as we develop our business and expand our operations. Any issuance of additional shares of common stock or derivative securities will dilute the percentage ownership interest of our shareholders and may dilute the book value per share of our common stock. Shares we issue in connection with the offering will increase the total number of outstanding shares and dilute the percentage ownership interest of our shareholders.

Future sales of our stock by our shareholders or the perception that those sales could occur may cause our stock price to decline.

Although our common stock is listed for trading on The NASDAQ Global Select Market, the trading volume in our common stock is lower than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the relatively low trading volume of our common stock, significant sales of our common stock in the public market, or the perception that those sales may occur, could cause the trading price of our common stock to decrease or to be lower than it otherwise might be in the absence of those sales or perceptions.

Volatility of our stock price may result in losses to our investors and litigation against us.

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors discussed in this section and in the periodic reports we file with the SEC, including, among other things:

•	Actual or anticipated variations in quarterly results of operations;
•	Recommendations by securities analysts;
•	Operating and stock price performance of other companies that investors deem comparable to our company;
•	News reports relating to trends, concerns and other issues in the financial services industry; and
•	Perceptions in the marketplace regarding us and/or our competitors.

Moreover, in the past, securities class action lawsuits have been instituted against a company following periods of volatility in the market price of its securities. We could in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources from our normal business.

The existence of outstanding stock options issued to our directors, executive officers and employees may result in dilution of your ownership and adversely affect the terms on which we can obtain additional capital.

As of September 2006, we had outstanding options to purchase 1,425,234 shares of our common stock at a weighted average exercise price of $9.28 per share. All of these options are held by our directors, executive officers and employees. The issuance of shares subject to options under the plan may result in dilution of your ownership of our common stock.

The exercise of stock options could also adversely affect the terms on which we can obtain additional capital. Option holders are most likely to exercise their options when the exercise price is less than the market price for our common stock. They profit from any increase in the stock price without assuming the risks of ownership of the underlying shares of common stock by exercising their options and selling the stock immediately.

Our ability to pay cash dividends is limited, and we may be unable to pay future dividends even if we desire to do so.

Since our inception, our holding company has not paid any cash dividends on shares of its common stock, and currently it does not intend to pay cash dividends. Even if our holding company eventually decides to pay cash dividends, its ability to do so may be limited by regulatory restrictions, by our bank's ability to pay cash dividends to our holding company and by our need to maintain sufficient capital to support our operations. The ability of our bank to pay cash dividends to our holding company is limited by its obligations to maintain sufficient capital and by other restrictions on its cash dividends that are applicable to California state banks and banks that are regulated by the FDIC. If our holding company does not satisfy these regulatory requirements, it will be unable to pay cash dividends on its common stock.

Our common stock is not an insured deposit and therefore is subject to risk of loss.

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and is subject to the same market forces that affect the price of common stock in any company as well as other factors which affect the stock of financial services companies in general and of our company in particular. If you acquire our common stock, your investment is not insured and therefore, you may lose some or all of the value of your investment.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

TEMECULA VALLEY BANCORP INC.

DATE: November 3, 2006	BY: /s/ Stephen H. Wacknitz
Stephen H. Wacknitz,
President/CEO, Chairman of the Board

BY: /s/ Donald A. Pitcher
Donald A. Pitcher,
Executive Vice President
Chief Financial Officer