Form 10-K
period 2006-12-31
TEMECULA VALLEY BANCORP INC
filed 2007-03-14
CIK 1172678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

Commission File No: 000-49844
TEMECULA VALLEY BANCORP, INC.
(Exact name of registrant as specified in its charter)

California                                                            46-0476193
(State or other jurisdiction of Incorporation or organization)                                         (I.R.S. Employer identification No.)
27710 Jefferson Avenue - Suite A100, Temecula CA                                            92590
(Address of principal executive offices)                                                (Zip Code)

Registrant’s telephone number, including area code:
(951) 694-9940

Securities registered pursuant to section 12(b) of the Act:
    Title of Each Class                                                    Name of Each Exchange on which Registered
Common Stock, No Par Value                                                    NASDAQ “Global Select Market”

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ]          No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ]          No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]          No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [ ]

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]          Accelerated Filer [X]          Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2006 was approximately $183,729,176 (based on the June 30, 2006 closing price of common stock of $20.10 per share).

Number of Registrant’s shares of common stock outstanding at March 8, 2007 was 10,613,659.

Documents incorporated by reference: Definitive Proxy Statement for the Annual Meeting of Shareholders-Part III.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

We have made forward-looking statements in this document that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of our management, and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, and statements preceded by, followed by, or that include the words "will”, "believes”, "expects”, "anticipates”, "intends”, "plans”, "estimates" or similar expressions. Our management believes these forward-looking statements are reasonable. However, you should not place undue reliance on the forward-looking statements, since they are based on current expectations. Actual results may differ materially from those currently expected or anticipated.

Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Many of the factors described below, that will determine these results and values, are beyond our ability to control or predict. For those statements, we claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995.

A number of factors, some of which are beyond our ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to:

•	a slowdown in the national and California economies
•	volatility of rate sensitive deposits
•	changes in the regulatory environment
•	increasing competitive pressure in the banking industry
•	operational risks including data processing system failures or fraud
•	asset/liability matching risks and liquidity risks
•	changes in the securities markets
•	change in loan prepayment speeds

The consequences of these factors, any of which could hurt our business, could include, among others:

•	increased loan delinquencies
•	an escalation in problem assets and foreclosures
•	a decline in demand for our products and services
•
a reduction in the value of the collateral for loans made by us, especially real estate, which, in turn would likely reduce our customers’ borrowing power and the value of assets and collateral associated with our existing loans

•	reduce the value of certain assets held by our company

See also “Item 1A Risk Factors” and other risk factors discussed elsewhere in this Annual Report.

PART I

ITEM 1:    BUSINESS

General

Temecula Valley Bancorp Inc.

We formed Temecula Valley Bancorp Inc. ("company" or “our company” or “our holding company”) in 2002 to serve as a holding company for Temecula Valley Bank ("bank" or “our bank”). We reincorporated our holding company from Delaware into California in December 2003 as a tax savings measure. Our holding company is a bank holding company registered with the Board of Governors of the Federal Reserve System ("Federal Reserve") under the Bank Holding Company Act of 1956, as amended ("BHCA"). Our holding company’s activities consist of owning the outstanding shares of our bank, Temecula Valley Statutory Trust I, Temecula Valley Statutory Trust II, Temecula Valley Statutory Trust III, Temecula Valley Statutory Trust IV, and Temecula Valley Statutory Trust V. Unless the context indicates otherwise, all references in this report to “we”, “us”, and “our” refer to our company and our bank on a consolidated basis.

Temecula Valley Bank

Our bank was organized in 1996 and commenced operations on December 16, 1996 as a national banking association. Our bank converted from a national charter to a state charter on June 29, 2005 to take advantage of higher legal lending limits and reduced examination fees. The deposits of our bank are insured by the Federal Deposit Insurance Corporation ("FDIC") up to the applicable limits. Our bank has no subsidiaries.

Since we opened our bank in 1996, we have experienced substantial annual growth. We continue to have strong growth in loans and deposits. We plan to continue to expand through new full-service and/or loan production office locations if they make good business sense and are located within our geographic service areas or contiguous markets.

General Business

Our bank currently has ten full-service banking offices in California providing services to customers in the Riverside, San Bernardino, and San Diego Counties. Our principal office is located in Temecula, California with other California full-service offices in Carlsbad, Corona, El Cajon, Escondido, Fallbrook, Murrieta, Ontario, Solana Beach, and in the Rancho Bernardo area of San Diego.

Our bank also operates loan production offices which principally generate construction and/or mortgage loans in California at the following locations: Encinitas, Fallbrook, Ontario, and Temecula. The Real Estate Industries Group of our bank focuses on construction lending and maintains loan production offices in Corona and San Rafael, both in California. Our bank also has SBA loan production offices in the following states: Arizona, California, Colorado, Florida, Indiana, Nebraska, Nevada, Ohio, Oregon, Texas, and Washington.

Our bank offers a broad range of banking services, including personal and business checking accounts and various types of interest-bearing deposit accounts, including interest-bearing checking, money market, savings, IRA, SEP, and time certificates of deposits. In addition, our bank has developed a nationwide SBA lending program as a “preferred lender”. Through this program, we originate and fund both “7(a)” and “504” loans, primarily secured by commercial real estate property and guaranteed up to 85% by the Small Business Administration. Loan products include consumer installment (primarily automobile loans), home equity lines of credit, single-family residential construction loans, on both an owner-occupied and a non-owner basis, single family residential tract loans (over 4 units), commercial construction and permanent loans for office, retail and industrial buildings for owner-occupancy, investment and re-sale, commercial lines of credit, term loans and letters of credit for local businesses, and residential mortgage financing including conventional, VA, FHA, and Cal Vet loans.

We fund our lending activities primarily from our core deposit base and our Certificate of Deposit Money Desk. We obtain deposits from the local market with no material portion (in excess of 10% of total deposits) dependent upon any one person, entity or industry.

Our bank also offers safe deposit boxes, night depository facilities, merchant credit card services, notary services, travelers checks, note collection, wire transfer services, cashiers checks, drive up facilities at some locations, 24 hour ATM banking services, telephone banking, internet banking, direct deposit, and automatic transfers between accounts. Our bank is a member of the regional ATM network and offers nationwide ATM access.

Our holding company, as the parent of our bank, has no operations and conducts no business of its own other than owning our bank, Temecula Valley Statutory Trust I, Temecula Valley Statutory Trust II, Temecula Valley Statutory Trust III, Temecula Valley Statutory Trust IV, and Temecula Valley Statutory Trust V. Accordingly, the discussion of the business which follows concerns the business conducted by our bank, unless otherwise indicated. No material portion of our company’s business is seasonal.

Business Strategy

Our goals are to build a leading Southern California regional community banking franchise and to maximize long-term returns to our shareholders by seeking to grow assets, while maintaining strong earnings. In order to achieve these goals, we intend to pursue a strategy that takes advantage of and enhances our three core business lines: community banking, construction lending and SBA lending. Specifically, our strategy relies upon our ability to continue:

Attracting Talented & Experienced Management. We have created an entrepreneurial culture with performance-based compensation that attracts highly skilled bankers. Rather than a traditional banking model of opening branches in a market followed by staffing, we expand into new markets upon hiring producers. Our senior management team of 11 members averages more than 30 years of banking experience per individual and includes two former CEOs, five former CLOs/CCOs/SLOs and two former CFOs/COOs, several of whom have held senior management positions at other financial institutions with assets exceeding $1 billion. We believe that our customers significantly benefit from having access to experienced bankers. We believe that our management depth is far greater than typically seen at community banks of similar or greater size.

Expanding our Community Banking Model. Our goal is to deliver superior commercial loan and deposit products to expand our customer base in existing markets. For example, we have built a cash management team devoted exclusively to the development and implementation of state of the art products designed to allow us to generate a higher level of core deposits from existing customers and serve new deposit customers within our markets. In addition, we provide a one-on-one total banking relationship that may not be available at larger financial institutions. We will continue to cross-sell our business services and cash management products to enhance and maximize our banking relationships with our customers. A highly experienced and customer driven staff will differentiate us from our competition.

We opened two new branches in 2004, one new branch in 2005 and two branches in 2006. Ontario, California, our most recent expansion area, continues to be the business hub of the Inland Empire. This marketplace will provide a wide spectrum of business banking opportunities. We will continue to explore branch expansion opportunities as skilled bankers become available in or around our market areas.

Branch offices are staffed by proven managers with long-standing ties within the communities they serve. As a complement to our loan production offices, we use the relationships of our branch staff to provide lending products to customers in the Southern California markets we serve. In particular, we expect to see our commercial and industrial loan portfolio grow with the addition of the Ontario team serving the San Bernardino County market.

Maintaining Strength in Construction Lending. Our Real Estate Industries Group (REIG) specializes in residential, commercial and industrial construction loans to established, mid-sized builders in established markets. In Southern California, the predominate product of choice has been residential tracts located throughout the Inland Empire (Riverside and San Bernardino Counties). In contrast, Northern California efforts have been focused primarily on residential condominiums in San Francisco and smaller tracts in the East Bay area. The REIG consists of experienced real estate construction lenders with decades of successful lending experience. The loan portfolios of this group include builders that have been customers of the loan officers for more than 15 years. We believe our loan quality will continue to be enhanced by this degree of experience at both the loan officer and customer levels, beginning at underwriting and continuing through loan disbursement, project completion and the ultimate sale or lease of the completed product.

Building our SBA Loan Origination Volume. The expansion of the loan volume through our SBA distribution channel is dependent on hiring seasoned business development officers (“BDOs”) and increasing the number of loans closed by each BDO. In December 2006, we began increasing the products available to our BDOs. We hope to capture a greater portion of the BDOs’ referral sources’ business, thus increasing the loan production of each BDO. The referral sources are typically commercial real estate brokers, business brokers, mortgage brokers, attorneys and accountants, among others.

In January 2007, we closed our regional SBA offices in the northeast and southeast areas of the country except that we retained one office in Florida. It is anticipated that this reorganization will result in cost savings greater than the income generated from the closed offices. As a result of these actions, we are placing greater emphasis and resources on generating SBA loans in the mid and western United States.

In addition to the origination of SBA loans through our current network of BDOs, we have initiated a program to purchase participations in the unguaranteed portions of SBA 7(a) loans from other lenders. The team we have in place to manage this program includes individuals who have successfully managed similar portfolios at other financial institutions.

Overview of Performance. Our profitability goals have been realized historically by increases in net interest income as well as expense controls during several consecutive years of significant internal expansion. This produced record earnings for 2006 of $16.9 million, compared to $14.0 million in 2005, and $10.6 million in 2004. Return on average equity was 23.89% for 2006, compared to 27.71% for 2005, and 28.94% in 2004. Return on average total assets was 1.64% for 2006, compared to 1.91% for 2005, and 2.00% for 2004. Our management expects that during 2007, net income will increase over the results in 2006 by at least 10% but cannot guarantee these results.

Net interest income before provision for loan losses has increased to $59.8 million for 2006, compared to $43.5 million for 2005, and $27.2 million in 2004 due to increases in rates and volume of interest-earning assets. Total assets increased 42.49% to $1.24 billion as of December 31, 2006, compared to $869.0 million as of December 31, 2005, and $606.8 million as of December 31, 2004. Average interest-earning assets increased 46.26% to $939.2 million for 2006, compared to $642.2 million for 2005, and $454.8 million in 2004. The net interest margin has decreased to 6.37% in 2006 from 6.78% in 2005, and up from 5.98% in 2004.

Non-interest income was $19.4 million as of December 31, 2006, compared to $23.8 million for 2005, and $28.7 million for 2004. This source of income is principally derived from SBA loan sales. The decrease in non-interest income in 2006 is primarily due to the decrease in servicing income as a result of unusually high prepayments. We currently anticipate that for 2007, non-interest income will increase due to decreased amortization of the SBA servicing assets as a result of lower prepayments and the reduction of serviced SBA 7(a) loans that have higher retained servicing.

We measure operating expenses as a percentage of average assets. As a percentage of average assets, operating expenses decreased to 4.56% for 2006, compared to 5.57% for 2005, and 6.43% for 2004. Average assets increased from $528.2 million as of December 31, 2004, to $730.0 million as of December 31, 2005, and $1.03 billion as of December 31, 2006. The decrease is a result of increases in the growth in average assets having outpaced growth in operating expenses in each of the last three years.

Lending

Loan Portfolio Composition

Total loans, including loans held-for-sale, excluding deferred loan fees, and allowance for loan loss, were $1.15 billion at December 31, 2006, compared to $758.1 million at December 31, 2005, and $533.9 million at December 31, 2004. Contributing to the increase was the outstanding balance of the purchase of the unguaranteed portion of 7(a) loans in the amount of $120.3 million. Without the purchase of these loans, the increase in total loans, excluding loans held-for-sale, would have been $267.8 million or 35.32%. Loan growth is expected to remain strong in 2007 due to the expansion of our branches, growth of the SBA unguaranteed purchase program, and growth of the SBA wholesale lending unit.

Our loan portfolio composition is primarily construction, commercial, SBA, and real estate secured loans. SBA 7(a) loans, of which we are an active originator, comprise approximately 19% of net loans outstanding as of December 31, 2006 and 13% of net loans outstanding as of December 31, 2005. Typical of community bank loan markets, a significant portion of our portfolio is real estate secured. Approximately 94% of our loan portfolio at December 31, 2006 was real estate secured, compared to 95% at December 31, 2005 and 94% at December 31, 2004. Approximately 50%, 51%, and 38% of our lending portfolio was classified as real estate construction loans as of December 31, 2006, 2005, and 2004, respectively.

In December 2006, the federal banking agencies issued final guidance to reinforce sound risk management practices for bank holding companies and banks in commercial real estate (“CRE”) loans. The guidance establishes CRE concentration thresholds as criteria for examiners to identify CRE concentration that may warrant further analysis. The implementation of these guidelines could result in increased reserves and capital costs for banks with “CRE concentration”. We believe that our CRE portfolio as of December 31, 2006 does not have the risks associated with high CRE concentration due to mitigating factors, including low loan-to-value ratios, adequate debt coverage ratios, and a wide variety of property types. Under the final guidance, our ratio of commercial real estate loans, excluding owner-occupied properties, to capital as of December 31, 2006, is approximately 401%. While this exceeds the 300% benchmark set by the guidance, we believe we have implemented enhanced risk management practices as recommended by the guidance. These practices include the review and analysis of detailed monthly construction loan status reports, detailed monthly geographic concentration reports by product type and county location, detailed monthly commercial real estate concentration reports, and centralized monitoring and servicing of our commercial real estate term loans.

The weighted-average loan-to-value for our real estate loan portfolio, excluding owner occupied properties, is approximately 60% at December 31, 2006. The following table summarizes our loan portfolio, (including loans held-for-sale), excluding deferred loan fees and allowance for loan loss, by type of loan and their percentage distribution:

	December 31,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial	$59,663	5%	$25,457	3%	$16,322	3%	$23,630	7%	$24,578	9%
Real estate - Construction	570,204	50%	385,378	51%	203,885	38%	113,847	31%	61,568	23%
Real estate - Other	294,220	25%	248,039	32%	196,098	36%	123,948	34%	105,731	39%
SBA	218,457	19%	94,914	13%	114,799	22%	98,428	27%	76,433	28%
Consumer	3,685	1%	4,306	1%	2,796	1%	3,193	1%	4,456	1%
Total Loans	$1,146,229	100%	$758,094	100%	$533,900	100%	$363,046	100%	$272,766	100%

Loan Maturity

The following table sets forth the contractual maturities of gross loans at December 31, 2006.

	One year	More than 1	More than 3	More than	Total
	or less	year to 3 years	years to 5 years	5 years	loans
	(dollars in thousands)
Commercial	$43,957	$7,868	$4,564	$3,274	$59,663
Real estate - Construction	438,213	42,725	-	89,266	570,204
Real estate - Other	89,717	24,888	15,953	163,662	294,220
SBA	8,465	147	1,523	208,322	218,457
Consumer	808	402	-	2,475	3,685
Total Gross Loans Outstanding	$581,160	$76,030	$22,040	$466,999	$1,146,229

The majority of our loans have floating rates tied to Wall Street Journal prime or other market rate indicators. The following table sets forth, as of December 31, 2006, the dollar amounts of net loans outstanding with a maturity date of one year or more, and whether such loans have fixed or adjustable rates.

	Fixed	Adjustable	Total
	(dollars in thousands)
Commercial	$5,384	$10,322	$15,706
Real estate - Construction	4,370	127,621	131,991
Real estate - Other	19,281	185,222	204,503
SBA	4,033	205,959	209,992
Consumer	1,451	1,426	2,877
Total Gross Loans Outstanding	$34,519	$530,550	$565,069

Loan Origination and Sale

The following table sets forth loan originations by category and purchases, sales and principal repayments of loans for the periods indicated:

	At December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands)
Beginning balance	$758,094	$533,900	$363,046	$272,766	$150,964
Loans originated:
Commercial	437,323	323,219	237,064	161,376	144,399
Real estate:
SBA & Equity	177,379	167,402	225,373	192,549	166,563
Construction	1,239,794	897,862	574,150	367,464	186,741
Other	-	11,281	44,942	96,051	85,281
Consumer	5,382	5,200	1,869	2,422	4,298
Total loans originated	1,859,878	1,404,964	1,083,398	819,862	587,282
Loans purchased:
SBA	133,336	-	-	-	-
Total loans originated and purchased	1,993,214	1,404,964	1,083,398	819,862	587,282
Loans sold
Commercial
Real estate:
SBA	160,478	151,191	199,236	129,813	108,213
Construction	-	-	-	-	-
Other - Mortgage	-	13,707	45,243	100,800	83,014
Total loans sold	160,478	164,898	244,479	230,613	191,227
Less:
Principal repayments	1,444,601	1,015,872	668,065	498,969	274,253
Total loans	$1,146,229	$758,094	$533,900	$363,046	$272,766

Brokered Loans Originated (1)
Mortgage	$96,733	$63,735	$60,604	$65,358	$72,743
SBA	$65,609	$52,470	$154,515	$65,456	$29,612

Underwriting Process

Our lending activities are guided by the basic lending policies established by our Board of Directors. Each loan must meet minimum underwriting criteria established in our lending policies and must fit within our strategies for yield and portfolio enhancement.

For all newly originated loans, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and, if necessary, additional financial information is requested. An independent appraisal is required on every property securing a loan in excess of $250 thousand, which is ordered by our Appraisal Department. In addition, the loan officer conducts a review of these appraisals for accuracy, reasonableness, and conformance to our lending policy on all applications. All revisions to the approved appraiser list must be approved by the Chief Credit Officer or Chief Appraiser.

Depending on the loan size and type, our loan approval process consists of a chain of concurrences beginning with the originating loan officer and rising through the office/division manager, the Chief Credit Officer, the Chief Administrative Officer, the Real Estate Lending Manager, the President/CEO and the Board of Directors. The number of concurring signatures obtained is dependent upon the dollar amount of the transaction and/or the total liability of the borrowing relationship. All signatures in the chain must be obtained except in the case of absence from the Bank. In all cases, the signature of the highest required loan authority must be obtained.

All loans exceeding the limits of the above mentioned individuals will be forwarded to our Board of Directors Loan Committee for approval after concurrence by the appropriate chain of authority. The vote of our Directors Loan Committee will be obtained by the committee chairman telephonically or in person at the monthly Board of Directors Loan Committee meeting. The approval or declination by each member will be indicated on the signature page of the loan report.

If the loan is approved, the loan commitment specifies the terms and conditions of the proposed loan including the amount, interest rate, amortization term, a brief description of the required collateral, and the required insurance coverage. Generally, the borrower must provide proof of fire, flood (if applicable), and casualty insurance on the property serving as collateral. This insurance must be maintained during the full term of the loan. Also, generally, title insurance endorsed to our bank is required on all real estate secured loans.

We maintain SBA loan production offices in the mid and western United States and an office in Florida. SBA loan production offices are typically staffed with a business development officer who prepares the loan applications and compiles the necessary information regarding the applicant. All SBA loans are approved at our Temecula office. The other construction lending and mortgage related loan production offices, all of which are in California, are typically staffed with business development officers, underwriters, and processors who send these loans files to our main office where the credit decision is made. Our retail full-service branches may include non-SBA commercial, mortgage, and construction loan officers.

SBA Lending Programs

The SBA lending programs are designed by the federal government to assist the small business community in obtaining financing from financial institutions that are given government guarantees as an incentive to make the loan. Our bank is a Nationwide SBA "Preferred Lender". As a "Preferred Lender," we can approve a loan within the authority given us by the SBA without prior approval from the SBA. "Preferred Lenders" approve, package, fund, and service SBA loans within a range of authority that is not available to other SBA lenders without the "Preferred Lender" designation.

Our SBA loans fall into two categories, loans originated under the SBA's 7(a) Program ("7(a) loans") and loans originated under the SBA's 504 Program ("504 Loans"). For 2006, 7(a) loans have represented approximately 66% of the SBA Loans originated while 504, piggyback, USDA business, and industry loan programs have represented the balance.

Under the SBA's 7(a) Program, loans in excess of $150 thousand up to $2 million are guaranteed 75% by the SBA. Generally, this guarantee may become invalid only if the loan does not meet the SBA underwriting, documentation, and servicing guidelines. Loans under $150 thousand are guaranteed 85% by the SBA.

SBA 7(a) loans collateralized by real estate have terms of up to 25 years, while loans collateralized by equipment and working capital have terms of up to 10 years and 7 years, respectively. A minimum down payment of 10% is required on most 7(a) loans, but may require a larger down payment when the real estate collateral consists of a special purpose or single use property such as a motel, service station, and/or the business is a start-up.

We generally sell the guaranteed portion SBA 7(a) loans, which is up to 85% of the loan. The remaining portion is the unguaranteed portion of the loans, a portion of which may also be sold with approval from the SBA. Approximately 5% of the 7(a) loans are generally required to stay on the books of our bank. Funding for these loans has come principally from retail deposit sources. The SBA loans generally have an interest rate of 1.00% to 2.75% over Wall Street Journal Prime Rate.

We retain the servicing on the sold guaranteed portion of 7(a) loans. The strategy of selling both the guaranteed and unguaranteed portion of the 7(a) loans allows us to manage our capital levels and to assist us in meeting the local community loan demand. Upon sale in the secondary market, the purchaser of the guaranteed portion of 7(a) loans pays a premium to us, which generally is between 6% and 10% of the guaranteed amount, and in the case of a sale of the unguaranteed portion, the premium is usually between 1% and 4%. We also receive a servicing fee equal to 1% to 5% of the guaranteed amount sold in the secondary market. In the event that a 7(a) loan has missed payments in the first three months and goes into default within 270 days of its sale, or prepays within 90 days, we might repurchase the loan and may be required to refund the premium to the purchaser. We have repurchased 35 loans, however only 1 of these repurchased loans required a refund of the premium. No refunds were owed on the other 34 loans repurchased.

Under the SBA's 504 Program, we require a minimum down payment of 10% (more on special purpose, single use properties, or start-ups). We then enter into a 50% first trust deed loan to the borrower and an interim 40% second trust deed loan. The first trust deed loan must be equal to half of the original maturity of the related debenture. The second trust deed loan is for a term of 120 days. Within the 120 day period of entering into the loan, the second trust deed loans are refinanced by SBA certified development companies and used as collateral for SBA guaranteed debentures. For 504 construction loans, the term on the second trust deed loan is generally 18 months and the Certified Development Company cannot payoff the loan until a notice of completion is filed. The first trust deed loan on a construction project is generally a term of 25 years and 18 months. The first trust deed loans may be pre-sold with no recourse, before releasing the funds to the purchaser. We retain no servicing on 504 Loans after they are sold.

Our SBA lending program, and portions of our real estate lending, are dependent on the continual funding and programs of certain federal agencies or quasi-government corporations, including the SBA. The guaranteed portion of an SBA loan does not count towards our bank’s loans-to-one-borrower limitation which, at December 31, 2006 was $22.0 million.

SBA lending is a federal government created and administered program. As such, legislative and regulatory developments can affect the availability and funding of the program. This dependence on legislative funding and regulatory restrictions from time to time causes limitations and uncertainties with regard to the continued funding of such loans, with a resulting potential adverse financial impact on our business. Currently, the maximum limit of individual 7(a) loans which the SBA will permit is $2 million. Any reduction in the maximum loan amount or the maximum guaranty amount could have a negative impact on our business. Since the SBA lending of our bank constitutes a significant portion of our lending business, dependence on this government program, and its periodic uncertainty with availability and amounts of funding, creates greater risk for our business than do other parts of our business.

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

Construction Lending

We originate construction loans on both one-to-four-family residences and on commercial real estate properties. We originate two types of residential construction loans, owner-occupied and speculative. We also originate owner-occupied construction loans to build single family residences. We will originate speculative construction loans to companies engaged in the business of constructing homes for re-sale. These loans may be for homes currently under contract for sale or homes built for speculative purposes to be marketed for sale during construction. For owner-occupied single family residences, the borrower and the property must qualify for permanent financing. Prequalification for owner-occupied single family residences is required. For commercial property, the borrower must qualify for permanent financing and the debt service coverage must be 1.20 to 1 or more (except for SBA loans). Qualification for permanent financing should be determined by the loan officer as part of the credit presentation. Absent such prequalification, we will not approve a construction loan. We originate land acquisition and development loans with the source of repayment being either the sale of finished lots or the sale of homes to be constructed on the finished lots. Construction loans are generally offered with terms up to 24 months.

Construction loans are generally made in amounts up to 75% of the value of the security property for "spec" single family residences and commercial properties and up to 80% for owner-occupied single family residences. During construction, loan proceeds are disbursed in draws as construction progresses based upon inspections of work in place by independent construction inspectors. At December 31, 2006, construction loans, including land acquisition and development loans totaled $570.2 million or approximately 50% of our total loan portfolio.

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

Consumer Lending

Consumer loans include automobile loans, recreational vehicle loans, boat loans, home improvement loans, home equity lines of credit, personal loans (collateralized and uncollateralized), and deposit account collateralized loans. The terms of these loans typically range from 12 to 120 months and vary based upon the nature of collateral and size of loan. Our portfolio of consumer loans primarily consists of installment loans secured by new or used automobiles, boats and recreational vehicles, and loans secured by deposits. At December 31, 2006, consumer loans totaled $3.7 million.

As of December 31, 2006, home equity loans totaled $3.1 million, or 3% our gross loan portfolio. Our home equity loans are adjustable-rate and reprice with changes in our internal prime rate. Adjustable-rate home equity lines of credit are offered in amounts up to 80% of the appraised value. Home equity lines of credit are offered with terms up to 10 years.

Loan Servicing

Sold loans are serviced by our loan servicing department. The loan officer is responsible for the day-to-day relationship with the customer, unless the loan becomes delinquent (60 days or more past due), at which time the responsibilities are reassigned to credit administration. The loan servicing is centralized at our corporate headquarters. As of December 31, 2006, we were servicing $480.1 million of loans originated that were sold to other investors.

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

Credit Risk and Loan Review

We incur credit risk whenever we extend credit to, or enter into other transactions with, our customers. The risks associated with extensions of credit include general risk, which is inherent in the lending business, and risk specific to individual borrowers. Loan review and other loan monitoring practices provide a means for our management to ascertain whether proper credit, underwriting and loan documentation policies, procedures and practices are being followed by our loan officers and are being applied uniformly throughout our bank. The Chief Risk Officer oversees the daily administration of loan review. The Chief Credit Officer and Assistant Chief Credit Officer approve loan officer requests for changes in risk ratings. In 2006 our bank hired an Internal Loan Review Officer who reviews each profit center’s loan operations on an annual basis and each loan over $5.0 million. Loan officers are responsible for continually grading their loans so that individual credits properly reflect the risk inherent therein. On an annual basis, our Board of Directors provides for a third-party outside loan review of all loans that meet certain criteria originated since the previous review. While we continue to review these and other related functional areas, there can be no assurance that the steps we have taken to date will be sufficient to enable us to identify, measure, monitor and control all credit risk.

Concentrations of Credit

Our primary investment is in loans, 94% of which are secured by real estate. Therefore, although we monitor the real estate loan portfolio on a regular basis to avoid undue concentrations to a single borrower or type of real estate collateral, real estate in general is considered a concentration of investment. We seek to mitigate this risk by requiring each borrower to have a certain amount of equity in the real estate at the time of origination, depending on the type of real estate and the credit quality of the borrower. Trends in the market are monitored closely by management on a regular basis.

Under state law, our ability to make aggregate secured loans-to-one-borrower is limited to 25% of unimpaired capital and surplus (as of December 31, 2006, this amount was $22.0 million).

Investment Activities

Our investment policy, as established by our Board of Directors, attempts to provide for and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement our lending activities. Our company's policies provide the authority to invest in bank-qualified securities. Our company's policies provide that all investment purchases, that are outside our policy guidelines, be approved by our Board of Directors or committee thereof. Purchases and sales under this limitation and within the guidelines of our policies may be completed at the discretion of our President, our Chief Financial Officer or our Chief Operating Officer. At December 31, 2006, we held $1.0 million in FNMA Mortgage-backed securities, $2.0 million in Federal Home Loan Bank (“FHLB”) stock, and $18.2 million in federal funds sold.

Nonaccrual, Past Due and Restructured Loans

Nonperforming assets consist of nonperforming loans and Other Real Estate Owned (“OREO”). We had $19.3 million of nonperforming loans as of December 31 2006, of which $10.3 million was guaranteed by the SBA, compared to $8.0 million of nonperforming loans as of December 31, 2005, of which $6.5 million was government guaranteed and $11.8 million of nonperforming loans as of December 31, 2004, of which $8.1 million was government guaranteed. There was $1.3 of OREO at December 31, 2006, of which $638 thousand was guaranteed by the SBA, compared to $2.1 million of OREO at December 31, 2005, of which $604 thousand was guaranteed by the SBA.

Pursuant to SBA operating procedures, real estate collateral is liquidated when a loan becomes uncollectible. Should there be a shortfall in liquidation proceeds of an SBA guaranteed loan; the SBA will assume 75% - 85% of that shortfall. The ratio of nonperforming loans to total loans (after reducing for SBA guarantees) was 0.77%, 0.19%, and 0.69% for the years ended 2006, 2005, and 2004, respectively.

We generally place a loan on nonaccrual status and cease accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days, however, are placed on nonaccrual status, unless the loan is both well secured and in the process of collection. Cash payments received, while a loan is classified as nonaccrual, are recorded as a deduction of principal as long as doubt exists as to collection. We are sometimes required to revise a loan's interest rate or repayment terms in a troubled debt restructuring. We had no restructured loans as of December 31, 2006 or 2005. Restructured loans totaled $154 thousand at December 31, 2004. Our credit administration department regularly evaluates potential problem loans as to risk exposure to determine the adequacy of our allowance for loan losses.

We review collateral value on loans secured by real estate during the internal loan review process. New appraisals are acquired when loans are categorized as renewed, nonperforming or potential problem loans. In instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower's overall financial condition is made to determine the need, if any, for possible write-downs or appropriate additions to our allowance for loan losses.

    The following table presents information concerning nonaccrual loans, OREO, accruing loans which are contractually past due 90 days or more, as to interest or principal payments and still accruing, and restructured loans:

	December 31, 2006			December 31, 2005
	Gross	Government	Net	Gross	Government	Net
	Balance	Guaranteed	Balance	Balance	Guaranteed	Balance
Nonaccrual loans (Gross):	(dollars in thousands)
Commercial	$89	$(44)	$45	$2,259	$(2,178)	$81
Real Estate - Construction	5,942	-	5,942	-	-	-
Real Estate - Other	13,093	(10,290)	2,803	5,692	(4,336)	1,356
Installment	-	-	-	-	-	-
Total	19,124	(10,334)	8,790	7,951	(6,514)	1,437
OREO	1,255	(638)	617	2,111	(604)	1,507
Total nonaccrual loans and OREO	$20,379	$(10,972)	$9,407	$10,062	$(7,118)	$2,944

Gross nonaccrual loans as a percentage of total loans			1.67%			1.06%
Gross nonaccrual loans and OREO as a percentage of total loans and OREO			1.78%			1.34%
Allowance for loan losses to total net loans (including held-for-sale)			1.10%			1.20%
Allowance for loan losses to total net loans (excluding held-for-sale)			1.29%			1.35%
Allowance for loan losses to gross nonaccrual loans			65.48%			113.69%

Loans past due 90 days or more on accrual status:
Commercial			$26			$-
Real Estate			114			-
Installment			-			-
Total			$140			$-

The table below summarizes the approximate changes in gross nonaccrual loans for the years ended December 31, 2006, 2005, and 2004.

	2006	2005	2004
	(dollars in thousands)
Balance, beginning of the year	$7,951	$11,799	$6,675
Loans placed on nonaccrual	15,265	3,840	5,293
Charge-offs	(381)	(540)	(1,097)
Loans returned to accrual status	(3,936)	(6,586)	-
Repayments (including interest applied to principal)	2,356	1,920	2,338
Transfers to OREO	(2,131)	(2,482)	(1,410)
Balance, end of year	$19,124	$7,951	$11,799

The additional interest income that would have been recorded from nonaccrual loans if the loans had not been on nonaccrual status, was $2.0 million, $898 thousand, and $549 thousand for the years ended December 31, 2006, 2005, and 2004, respectively.

Interest payments received on nonaccrual loans are applied to principal, unless there is no doubt as to ultimate full repayment of principal, in which case, the interest payment is recognized as interest income. Interest income not recognized on nonaccrual loans reduced the net interest margin by 22 basis points, 14 basis points, and 12 basis points for the years ended December 31, 2006, 2005, and 2004, respectively.

Other Real Estate Owned

Other Real Estate Owned (“OREO”) was $1.3 million at December 31, 2006, of which $638 thousand was guaranteed by the SBA, compared $2.1 million at December 31, 2005, of which $604 thousand was guaranteed by the SBA, and $303 thousand at December 31, 2004, of which $227 thousand was guaranteed by the SBA. Our policy is to record these properties at the lower of cost or estimated fair value, net of selling expenses, at the time they are transferred into OREO, thereby tying future gains or losses from sale or potential additional write-downs to underlying changes in the market.

Potential Problem Loans

At December 31, 2006, in addition to loans disclosed above as past due, nonaccrual or restructured, management also identified $9.3 million of additional classified loans, net of SBA guaranteed loans, where the ability to comply with the present loan payment terms in the future is questionable. However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place these loans on nonaccrual status at December 31, 2006. This amount was determined based on analysis of information known to management about the  borrowers' financial condition and current economic conditions. Estimated potential losses from these potential problem loans have been provided for in determining the allowance for loan losses at December 31, 2006.

Our management's classification of credits as nonaccrual, restructured or problems does not necessarily indicate that the principal is uncollectible in whole or part.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses which is established through charges to earnings in the form of a provision for loan losses. Based on an evaluation of our loan portfolio, management presents a quarterly review of the allowance for loan losses to our Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments. In making our evaluation, we consider the diversification by industry of our commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, and the evaluation of our loan portfolio through our loan review function. A charge-off occurs when a loan is deemed to be uncollectible. We establish specific allowances for loans which management believes require reserves greater than those allocated according to their classification or delinquent status as prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan”, as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures”. The amount of the specific allocation is based on the estimated value of the collateral securing the loans and other analyses pertinent to each situation. Loans are identified for specific allowances from information provided by several sources including asset classification, third party reviews, delinquency reports, periodic updates to financial statements, public records, and industry reports. All loan types are subject to specific allowances once identified as impaired or nonperforming.

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

Loans classified as "doubtful" are those loans that have characteristics similar to substandard loans but with an increased risk that a loss may occur, or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans include some loans that are delinquent at least 30 days or on nonaccrual status.

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

Consequently, in evaluating our allowance for loan losses, management incorporates, among many other factors, the effect on borrowers of an economic downturn in the real estate related industries, the diversification of the loan portfolio, and economic indicators and conditions. Additionally, we have several procedures in place to assist us in minimizing credit risk and maintaining the overall quality of our loan portfolio. We frequently review and update our underwriting guidelines and monitor our delinquency levels for any negative or adverse trends.

The provision for loan loss is the amount expensed and added to the allowance for loan losses. The allowance is kept at a level that is determined by a quarterly analysis of the loan portfolio and represents the probable incurred credit losses in the portfolio. Examples of inherent risks in the loan portfolio include the quality of the loans, the concentrations of credit by collateral and industries, our bank's lending staff and policies, and external factors such as economic conditions. The following table summarizes the activity in the allowance for loan losses for the five years ended December 31, 2006:
	Allowance for Loan Losses
	Year ended December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands)
Loans outstanding and loans held-for-sale	$1,142,693	$753,246	$530,196	$360,749	$268,409
Average amount of loans outstanding	922,264	634,731	446,493	318,600	284,849
Balance of allowance for loan losses, beginning of years	9,039	6,362	3,608	3,017	1,239
Loans charged off:
Commercial	(208)	(250)	(986)	(464)	(338)
Real Estate - Construction	(10)	-	-	-	-
Real Estate - Other	(159)	(286)	(105)	(37)	(354)
Consumer	(4)	(4)	(6)	(4)	(15)
Total loans charged off	$(381)	$(540)	$(1,097)	$(505)	$(707)

Recoveries of loans previously charged off:
Commercial	202	281	23	19	11
Real Estate - Construction	10	-	-	-	-
Real Estate - Other	1	39	3	33	3
Consumer	1	-	4	22	11
Total recoveries	$214	$320	$30	$74	$25
Net loans charged off	(167)	(220)	(1,067)	(431)	(682)
Provision for Loan loss expense	3,650	2,897	3,821	1,022	2,460
Balance, end of year	$12,522	$9,039	$6,362	$3,608	$3,017

The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

	At the Years Ended December 31,
	2006			2005
	Allowance Amount	% of Allowance to Total Amount	% in Loans in Each Category to Total Loans	Allowance Amount	% of Allowance to Total Amount	% in Loans in Each Category to Total Loans
	(dollars in thousands)
Commercial	$658	5.3%	5.2%	$254	2.8%	3.4%
Real Estate	2,159	17.2%	25.7%	2,027	22.4%	32.7%
Construction/Land Development	5,658	45.2%	49.8%	4,253	47.1%	50.7%
Mortgage	-	0.0%	0.0%	-	0.0%	0.0%
SBA	4,008	32.0%	19.1%	2,462	27.2%	12.6%
Consumer & Other	39	0.3%	0.2%	43	0.5%	0.6%
Total	$12,522	100.0%	100.0%	$9,039	100.0%	100.0%

	At the Years Ended December 31,
	2004			2003
	Allowance Amount	% of Allowance to Total Amount	% in Loans in Each Category to Total Loans	Allowance Amount	% of Allowance to Total Amount	% in Loans in Each Category to Total Loans
	(dollars in thousands)
Commercial	$178	2.8%	3.1%	$154	4.3%	6.5%
Real Estate	1,590	25.0%	36.4%	655	18.2%	33.4%
Construction/Land Development	1,958	30.7%	38.0%	589	16.3%	31.2%
Mortgage	-	0.0%	0.4%	-	0.0%	0.7%
SBA	2,612	41.1%	21.6%	2,184	60.5%	27.3%
Consumer & Other	24	0.4%	0.5%	26	0.7%	0.9%
Total	$6,362	100.0%	100.0%	$3,608	100.0%	100.0%

	At the Year Ended December 31,
	2002
	Allowance Amount	% of Allowance to Total Amount	% in Loans in Each Category to Total Loans
	(dollars in thousands)
Commercial	$172	5.7%	9.1%
Real Estate	667	22.1%	35.9%
Construction/Land Development	391	13.0%	22.4%
Mortgage	-	0.0%	2.8%
SBA	1,741	57.7%	28.2%
Consumer & Other	46	1.5%	1.6%
Total	$3,017	100.0%	100.0%

The allowance for loan losses as a percentage of net loans outstanding and loans held-for-sale was 1.10% as of December 31, 2006, and 1.20% as of December 31, 2005 and 2004. The allowance for loan losses as a percentage of net loans outstanding, excluding loans held-for-sale, was 1.29% as of December 31, 2006, 1.35% as of December 31 2005, and 1.29% as of December 31, 2004.

As a result of past decreases in local and regional real estate values and the significant losses experienced by many financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as a part of the examinations of such institutions by banking regulators. While we believe we have established our existing allowance for loan losses in accordance with U.S. generally accepted accounting principles, there can be no assurance that regulators, in reviewing our loan portfolio, will not request that we increase significantly our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Deposits

We offer a variety of deposit accounts, having a wide range of interest rates and terms, consisting of demand, savings, money market, and time accounts. We rely primarily on competitive pricing policies, customer service, and referrals to attract and retain these deposits. The daily average balances and weighted average rates paid on deposits and other borrowings for each of the years ended December 31, 2006, 2005, and 2004 are represented below.

	Years Ended December 31,
		2006			2005
	Average Balance	% of total Average Deposits / Borrowings	Average Rate %	Average Balance	% of total Average Deposits / Borrowings	Average Rate %
	(dollars in thousands)
NOW	$31,161	3.3%	0.15%	$32,791	4.9%	0.15%
Money Market	83,672	8.8%	3.26%	50,239	7.5%	1.81%
Savings	31,685	3.3%	0.39%	38,010	5.7%	0.37%
Time deposits less than $100,000	293,909	31.0%	4.72%	175,124	26.1%	3.17%
Time deposits $100,000 and over	315,346	33.3%	4.74%	194,496	29.0%	3.24%
Other Borrowings	36,906	3.9%	7.41%	28,993	4.3%	5.64%
Total interest-bearing liabilities	792,679	83.6%	4.35%	519,653	77.5%	2.81%

Non interest-bearing deposits	154,473	16.4%	0.00%	151,447	22.5%	0.00%
Total Deposits & Other Borrowings	$947,152	100.0%	3.64%	$671,100	100.0%	2.17%

	Year Ended December 31,
		2004
	Average Balance	% of total Average Deposits / Borrowings	Average Rate %
	(dollars in thousands)
NOW	$31,588	6.5%	0.14%
Money Market	37,770	7.8%	1.21%
Savings	40,699	8.4%	0.46%
Time deposits less than $100,000	113,802	23.4%	2.13%
Time deposits $100,000 and over	112,964	23.3%	2.20%
Other Borrowings	20,195	4.2%	4.06%
Total interest-bearing liabilities	357,018	73.6%	1.80%

Non interest-bearing deposits	128,670	26.4%	0.00%
Total Deposits & Other Borrowings	$485,688	100.0%	1.32%

At December 31, 2006, we had $409.8 million in time deposits in the amounts of $100,000 or more, consisting of 2,319 accounts, maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(dollars in thousands)
Three months or less	$157,819	5.10%
Greater than Three Months to Six Months	133,894	5.19%
Greater than Six Months to Twelve Months	117,448	5.28%
Greater than Twelve Months	648	4.40%
Total	$409,809	5.19%

Short-term Borrowings

The table below is a schedule of outstanding short-term borrowings (less than or equal to 1 year):

	Year Ended December 31,
	2006	2005	2004
	(dollars in thousands)
FHLB advances	$-	$30,000	$-
Total Short-term Borrowings	$-	$30,000	$-

Recently Issued Accounting Standards

See “Adoption of New Accounting Standards” and “Effect of Newly Issued but Not Yet Effective Accounting Standards” in Note A of our Consolidated Financial Statements included in this Annual Report.

 Supervision and Regulation

Bank holding companies and banks are extensively regulated under state and federal law. The following is a brief summary of certain statutes and rules that affect or will affect our company and our bank. This summary is qualified in its entirety by reference to the particular statute and regulatory provisions referred to below and is not intended to be an exhaustive description of all applicable statutes and regulations.

As a bank holding company, our company principally is subject to Federal Reserve regulations. We are required to file with the Federal Reserve quarterly and annual reports and such additional information the Federal Reserve may require pursuant to the BHCA. The Federal Reserve may conduct examinations of bank holding companies and their subsidiaries.

Under a policy of the Federal Reserve, with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such a policy. The Federal Reserve, under the BHCA, also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company. The Federal Reserve may also prohibit our company, except in certain instances prescribed by statute, from acquiring or engaging in nonbanking activities, other than activities that are deemed by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. See "Recent and Proposed Legislation" in this Section.

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

As a California state-chartered bank, we are subject to supervision, periodic examination and regulation by the California Department of Financial Institutions (“DFI”) and the Federal Reserve Bank. Our bank's deposits are insured (presently $100,000 per account; $250,000 in the case of certain retirement accounts) by the Deposit Insurance Fund ("DIF") which is operated by the FDIC. As a result of this deposit insurance function, the FDIC also has certain supervisory authority and powers over our bank as well as all other FDIC insured institutions. If, as a result of an examination of our bank, the regulators should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of our bank's operations are unsatisfactory or that our bank or our management is violating or has violated any law or regulation, various remedies are available to the regulators. Such remedies include the power to enjoin unsafe or unsound practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict growth, to assess civil monetary penalties, to remove officers and directors and ultimately to request the FDIC to terminate our bank's deposit insurance. Our bank has never been subject to any such enforcement action. Our bank is also subject to certain provisions of California law.

Because California permits commercial banks chartered by the state to engage in any activity permissible for national banks, our bank can form subsidiaries to engage in activates “closely related to banking” or “nonbanking” activities and expanded financial activities. However, to form a financial subsidiary, our bank must be well capitalized and would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks. Generally, a financial subsidiary is permitted to engage in activities that are “financial in nature” or incidental thereto, even though they are not permissible for the national bank to conduct directly within the bank. The definition of “financial in nature” includes, among other items, underwriting, dealing in or making a market in securities, including, for example, distributing shares of mutual funds. The subsidiary may not, however, engage as principal in underwriting insurance (other than credit life insurance), issue annuities or engage in real estate development or investment or merchant banking. Presently, our bank does not have any subsidiaries.

Various requirements and restrictions under the laws of the United States affect the operations of our bank. Statutes and regulations relate to many aspects of our bank's operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices and capital requirements. Further, our bank is required to maintain certain levels of capital. See "Capital Adequacy Requirements" in this Section below.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“SOX”), was signed into law to address corporate governance and accounting oversight matters of companies whose securities are registered under the Securities Exchange Act. SOX established the Public Company Accounting Oversight Board (“PCAOB”), a new accounting oversight board that enforces auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. SOX addresses accounting oversight and corporate governance matters, including:

•	required executive certification of financial presentations
•	increased requirements for board audit committees and their members
•	enhanced disclosure of controls and procedures and internal control over financial reporting
•	enhanced controls on, and reporting of, insider trading
•	increased penalties for financial crimes and forfeiture of executive bonuses in certain circumstances
•
the prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years.

As with most other companies that are required to comply with SOX, we have incurred, and will in the future incur, significant costs as a result of its compliance efforts. Such costs and efforts, however, are not expected to have a material adverse effect upon our financial results.

USA PATRIOT Act

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”) and its implementing regulations significantly expanded the anti-money laundering and financial transparency laws. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures and controls generally require financial institutions to take reasonable steps

•	to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction
•
to determine the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions

•	to determine for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank and the nature and extent of the ownership interest of each such owner
•	to determine whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information

Under the USA PATRIOT Act, financial institutions are required to establish and maintain anti-money laundering programs which include:

•	the establishment of a customer identification program
•	the development of internal policies, procedures, and controls
•	the designation of a compliance officer
•	an ongoing employee training program
•	an independent audit function to test the programs

Our Board of Directors of our Bank has adopted comprehensive policies and procedures to address the requirements of the USA PATRIOT Act. Compliance has not had a material adverse effect upon us and it is not expected that future compliance will cause this to change. This area has been a particular focus for federal regulators and material deficiencies in anti-money laundering compliance can result in public enforcement actions by the banking agencies, including the imposition of civil money penalties and supervisory restrictions on growth and expansion. Such actions could have serious reputation consequence for our company and our bank.

Consumer Protection Laws and Regulations

Our bank is subject to many federal and state consumer protection statutes and regulations, some of which are discussed below. Examination and enforcement by the bank regulatory agencies in these areas has in the recent past intensified.

Privacy policies are required by federal banking regulations which limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to those rules, financial institutions must provide:

•	initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;
•	annual notices of their privacy policies to current customers; and
•	a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties.

These privacy protections affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

In addition, state laws may impose more restrictive limitations on the ability of financial institution to disclose such information. California has adopted such a privacy law that among other things generally provides that customers must “opt in” before information may be disclosed to certain nonaffiliated third parties.

The Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, or “FACT Act”, requires financial firms to help deter identity theft, including developing appropriate fraud response programs, and gives consumers more control of their credit data. It also reauthorizes a federal ban on state laws that interfere with corporate credit granting and marketing practices. In connection with the FACT Act, financial institution regulatory agencies proposed rules that would prohibit an institution from using certain information about a consumer it received from an affiliate to make a solicitation to the consumer, unless the consumer has been notified and given a chance to opt out of such solicitations. A consumer’s election to opt out would be applicable for at least five years.

The Check Clearing for the 21st Century Act, or “Check 21”, facilitates check truncation and electronic check exchange by authorizing a new negotiable instrument called a “substitute check,” which is the legal equivalent of an original check. Check 21 does not require banks to create substitute checks or accept checks electronically; however, it does require banks to accept a legally equivalent substitute check in place of an original. In addition to its issuance of regulations governing substitute checks, the Federal Reserve has issued final rules governing the treatment of remotely created checks (sometimes referred to as “demand drafts”) and electronic check conversion transactions (involving checks that are converted to electronic transactions by merchants and other payees).

The Equal Credit Opportunity Act, or “ECOA”, generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.

The Truth in Lending Act, or “TILA”, is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things.

The Fair Housing Act, or “FH Act”, regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. A number of lending practices have been found by the courts to be, or may be considered, illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself.

The Community Reinvestment Act, or “CRA”, is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors to provide a rating to the financial institution. The ratings range from a high of “outstanding” to a low of “substantial noncompliance.” In our last examination for CRA compliance as of May 2004, our bank was rated “satisfactory.”

The Home Mortgage Disclosure Act, or “HMDA”, grew out of public concern over credit shortages in certain urban neighborhoods and provides public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. The Federal Reserve Board amended regulations issued under HMDA to require the reporting of certain pricing data with respect to higher priced mortgage loans for review by federal banking agencies from a fair lending perspective. We do not expect that the HMDA data report will raise material issues regarding our compliance with the fair lending laws.

The term “predatory lending,” covers a potentially broad range of behavior. Typically, predatory lending involves at least one, and perhaps all three, of the following elements:

•	making unaffordable loans based on the assets of the borrower rather than on the borrower’s ability to repay an obligation (“asset-based lending”)
•	inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced (“loan flipping”)
•	engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

FRB regulations aimed at curbing such lending significantly widen the pool of high-cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994, or “HOEPA”, a federal law that requires extra disclosures and consumer protections to borrowers. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid.

 The Real Estate Settlement Procedures Act, or “RESPA”, requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts. Penalties under the above laws may include fines, reimbursements and other penalties.

Due to heightened regulatory concern related to compliance with the FACT Act, ECOA, TILA, FH Act, CRA, HMDA, HOEPA, and RESPA generally, we may incur additional compliance costs or be required to expend additional funds for investments in its local community.

Guidance on Nontraditional Mortgage Products

 In September 2006, the federal banking agencies issued final guidance on residential mortgage products that allow borrowers to defer repayment of principal and sometimes interest, including “interest only” mortgage loans, and “payment option” adjustable rate mortgages where a borrower has flexible payment options, including payments that have the potential for negative amortization. While acknowledging that innovations in mortgage lending can benefit some consumers, the final guidance states that management should:

•	assess a borrower’s ability to repay the loan, including any balances added through negative amortization, at the fully indexed rate that would apply after the introductory period
•	recognize that certain nontraditional mortgages are untested in a stressed environment and warrant strong risk management standards as well as appropriate capital and loan loss reserves
•	ensure that borrowers have sufficient information to clearly understand loan terms and associated risks before making a product or payment choice.

We believe our products and disclosures are in conformance with the requirements of the guidance.

Safety and Soundness Standards

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal and/or state regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency. Finally, pursuant to an interagency agreement, the FDIC can examine any institution that has a substandard regulatory examination score or is considered undercapitalized without the express permission of the institution’s primary regulator.

The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to:

•	internal controls, information systems and internal audit systems
•	loan documentation
•	credit underwriting
•	asset growth
•	earnings
•	compensation, fees and benefits.

In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should:

•	conduct periodic asset quality reviews to identify problem assets
•	estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses
•	compare problem asset totals to capital
•	take appropriate corrective action to resolve problem assets
•	consider the size and potential risks of material asset concentrations
•	provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk.

These guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

In December 2006, the federal banking agencies issued final guidance to reinforce sound risk management practices for bank holding companies and banks in commercial real estate (“CRE”) loans. The guidance establishes CRE concentration thresholds as criteria for examiners to identify CRE concentration that may warrant further analysis. The implementation of these guidelines could result in increased reserves and capital costs for banks with “CRE concentration”. We believe that our CRE portfolio as of December 31, 2006 does not have the risks associated with high CRE concentration due to mitigating factors, including low loan-to-value ratios, adequate debt coverage ratios, and a wide variety of property types.

Pending Legislation

Changes to federal and state laws and regulations (including changes in interpretation or enforcement) can affect the operating environment of bank holding companies and their subsidiaries in substantial and unpredictable ways. From time to time, various legislative and regulatory proposals are introduced. These proposals, if codified, may change banking statutes and regulations and our company’s operating environment in substantial and unpredictable ways. If codified, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. We cannot accurately predict whether those changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon our financial condition or results of operations. It is likely, however, that the current high level of enforcement and compliance-related activities of federal and state authorities will continue and potentially increase.

Capital Adequacy Requirements

The federal banking agencies have adopted regulations establishing minimum requirements for capital adequacy. These agencies may establish higher minimum requirements if, for example, a bank or company previously has received special attention or has a high susceptibility to interest rate risk. Under Federal Reserve regulations, the minimum ratio of total capital to risk-adjusted assets is 8%. At least half of the total capital is required to be "Tier I capital," principally consisting of common stockholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the allowance for loan loss. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum.

As of December 31, 2006, our company's capital ratios were as follows:
•	Tier I leverage ratio was 11.42%
•	Tier I risk-based ratio was 10.93%
•	Total risk-based ratio was 12.40%

As of December 31, 2006, our bank’s capital ratios were as follows:
•	Tier I leverage ratio was 11.16%
•	Tier I risk-based ratio was 10.66%
•	Total risk-based ratio was 11.67%

The current risk-based capital guidelines are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision. A new international accord, referred to as Basel II, which emphasizes internal assessment of credit, market and operational risk, supervisory assessment and market discipline in determining minimum capital requirements, currently becomes mandatory for large international banks outside the U.S. in 2008. In October 2006, the U.S. federal banking agencies issued a notice of proposed rulemaking for comment to implement Basel II for U.S. banks with certain differences from the international Basel II framework and which would not be fully in effect for U.S. banks until 2012. Further, the U.S. banking agencies propose to retain the minimum leverage requirement and prompt corrective action regulatory standards. In December 2006, the federal banking agencies issued another notice of proposed rulemaking for comment, referred to as Basel IA, that proposed alternative capital requirements for smaller U.S. banks which may be negatively impacted competitively by certain provisions of Basel II. Additional guidance on Basel II issued in February 2007 stated the agencies' expectation that to determine the extent to which banks should hold capital in excess of regulatory minimum levels, examiners would look at the combined implications of a bank's compliance with qualification requirements for regulatory risk-based capital standards, the quality and results of the bank's internal capital adequacy assessment process, and the examiners' assessment of the bank's risk profile and capital position. At this time the impact that proposed changes in capital requirements may have on the cost and availability of different types of credit and the potential compliance cost to us of implementing Basel II or Basel IA, as applicable, are uncertain.

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

Our bank was “well capitalized” according to the guidelines discussed above, as of December 31, 2006.

Deposit Insurance Assessments

Our bank's deposits are insured (presently $100,000 per depositor; $250,000 in the case of certain retirement accounts) by the Deposit Insurance Fund ("DIF") which is operated by the FDIC. FDIC insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher-risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances.

    We pay an assessment fee to the FDIC for deposit insurance protection. This assessment fee is required for all FDIC-insured banks for the payment of interest on bonds that were issued by the Financing Corporation (“FICO”) as a means of capitalizing the Federal Savings and Loan Insurance Corporation. These bonds are commonly known as FICO bonds. The current range if DIF assessments are (not including FICO bond assessments) between 0.05% and 0.43% per $100 of domestic deposits. The rate for our bank was 0.0% for 2006, 2005, and 2004. The assessment for the fourth quarter of 2006 was 1.24 basis points for each $100 of assessable deposits. We paid $98 thousand of FDIC assessments in 2006, $75 thousand in 2005, and $58 thousand in 2004.

    The FDIC is authorized to terminate a depository institution's deposit insurance upon a finding by the FDIC that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency.

On November 2, 2006, the FDIC finalized a rule intended to match an institution's deposit insurance premium to the risk an institution poses to the deposit insurance fund. The final regulations adopt a new base schedule of rates that the FDIC Board could adjust up or down, depending on the revenue needs of the insurance fund. The base rates range from 2 to 4 basis points for healthy banks, based on supervisory ratings and financial ratios, and debt ratings for large banks. The new assessment rates will be effective on January 1, 2007 and will vary between five and seven cents per $100 of domestic deposits. We anticipate an increase in the amount we will pay for deposit insurance of approximately $295 thousand during 2007. The Reform Act provides for the following changes:

•	Merging the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) into a new fund, the Deposit Insurance Fund (DIF). This change was made effective March 31, 2006.
•
Increasing the coverage limit for retirement accounts to $250,000 and indexing the coverage limit for retirement accounts to inflation as with the general deposit insurance coverage limit. This change was made effective April 1, 2006.

•	Establishing a range of 1.15 percent to 1.50 percent within which the FDIC Board of Directors may set the Designated Reserve Ratio (DRR).
•	Allowing the FDIC to manage the pace at which the reserve ratio varies within this range.

1.	If the reserve ratio falls below 1.15 percent—or is expected to within 6 months—the FDIC must adopt a restoration plan that provides that the DIF will return to 1.15 percent generally within 5 years.
2.
If the reserve ratio exceeds 1.35 percent, the FDIC must generally dividend to DIF members half of the amount above the amount necessary to maintain the DIF at 1.35 percent, unless the FDIC Board, considering statutory factors, suspends the dividends.

3.	If the reserve ratio exceeds 1.5 percent, the FDIC must generally dividend to DIF members all amounts above the amount necessary to maintain the DIF at 1.5 percent.

•
Eliminating the restrictions on premium rates based on the DRR and granting the FDIC Board the discretion to price deposit insurance according to risk for all insured institutions regardless of the level of the reserve ratio.

•	Granting a one-time initial assessment credit (of approximately $4.7 billion) to recognize institutions' past contributions to the fund.

Change in Control

The BHCA prohibits our company from acquiring direct or indirect control of more than 5% of the outstanding voting securities or substantially all the assets of any bank or savings bank, or merging or consolidations with another bank holding company or savings bank holding company, without prior approval of the Federal Reserve. Similarly, Federal Reserve approval (or in certain cases, nondisapproval) must be obtained before any person acquiring control of a bank holding company. Control is conclusively presumed to exist if, among other things, a person acquires more that 25% of any class of voting stock of our company or controls in any manner the election of a majority of the directors of our company. Control is presumed to exist if a person acquires more that 10% of any class of voting stock and the stock is registered under Section 12 of the Exchange Act or the acquirer will be the largest stockholder after the acquisition.

Examinations

The Federal Reserve, through the BHCA, has the authority to examine and evaluate our company and its subsidiaries. The DFI and the FDIC periodically examine and evaluate non-member state-chartered banks, including our bank. These examinations review areas such as capital adequacy, allowance for loan losses, loan portfolio quality and management, consumer and other compliance issues, investments and management practices. In addition to these regular examinations, we are required to furnish quarterly and annual reports to the FDIC and the Federal Reserve. The FDIC and the DFI may exercise cease and desist or other supervisory powers if actions represent unsafe or unsound practices or violations of law. Further, any proposed addition of any individual to the board of directors of a bank or the employment of any individual as a senior executive officer of a bank, or the change in responsibility of such an officer, will be subject to prior written notice to the FDIC if a bank is not in compliance with the applicable minimum capital requirements, is otherwise a troubled institution or the FDIC determines that such prior notice is appropriate for a bank. The FDIC then has the opportunity to disapprove any such appointment.

Federal Securities Law

Our company has registered its common stock with the Securities and Exchange Commission (" SEC") under the Exchange Act. As a result, the proxy and tender offer rules, insider trading reporting requirements, corporate governance, annual and periodic reporting and other requirements of the Exchange Act are applicable to our company.

Transactions with Insiders and Affiliates

Depository institutions are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act with respect to loans to directors, executive officers and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who own more than 10% of a depository institution and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the institution's loans-to-one-borrower limit (as discussed below). Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and stockholders who own more than 10% of an institution, and their respective affiliates, unless such loans are approved in advance by a majority of the board of directors of the institution. Any "interested" director may not participate in the voting. The prescribed loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, pursuant to Section 22(h), the Federal Reserve requires that loans to directors, executive officers, and principal stockholders be made on terms substantially  the same as offered in comparable transactions with non-executive employees of the bank. There are additional limits on the amount a bank can loan to an executive officer.

Transactions between a bank and its "affiliates" are quantitatively and qualitatively restricted under the Federal Reserve Act. The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks, including our bank, in the same manner and to the same extent as if they were members of the Federal Reserve System. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank. Our company is considered to be an affiliate of our bank.

Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank's holding company and companies that are under common control with the bank. Our company is considered to be an affiliate of our bank.

Monetary Policy

The monetary policies of regulatory authorities, including the Federal Reserve, have a significant effect on the operating results of banks. The Federal Reserve supervises and regulates the national supply of bank credit. Among the means available to the Federal Reserve to regulate the supply of bank credit are open market purchases and sales of U.S. government securities, changes in the discount rate on borrowings from the Federal Reserve, and changes in reserve requirements with respect to deposits. These activities are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits on a national basis and their use may affect interest rates charged on loans or paid for deposits.

Federal Reserve monetary policies and the fiscal policies of the federal government have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. We cannot predict the nature of future monetary and fiscal policies and the effect of such policies on our future business and earnings.

Subsidiaries

Our bank is a subsidiary of our company. In June 2002, our company formed Temecula Valley Statutory Trust I, a Connecticut statutory trust, for the purpose of issuing trust preferred securities. In September 2003, our company formed Temecula Valley Statutory Trust II, a Connecticut statutory trust, for the purpose of issuing trust preferred securities. In September 2004, our company formed Temecula Valley Statutory Trust III, a Delaware statutory trust, for the purpose of issuing trust preferred securities. In September 2005, our company formed Temecula Valley Statutory Trust IV, a Delaware statutory trust, for the purpose of issuing trust preferred securities. In September 2006, our company formed Temecula Valley Statutory Trust V, a Delaware statutory trust, for the purpose of issuing trust preferred securities.

Employees

As of December 31, 2006, we had 317 employees (312 full time equivalent), of which 299 are full time. Approximately one third of our employees are directly involved in the origination, underwriting, and processing of SBA loans. Additional support staff is required to service the SBA loans after they are funded. There are no employees at our company. Our employees are not represented by any collective bargaining group. We consider our relations with our employees to be satisfactory.

Available Information

We do not make available on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statements for our annual shareholders meetings, or the amendments to those reports, although there is a hyper-link at our website at www.temvalbank.com through the "SEC Filings" page to the SEC website at www.sec.gov that contains reports, proxy statements, and other information regarding SEC registrants including our company. None of the information contained in our website or hyper-linked from our website is incorporated into this Form 10-K. We have not provided this information directly on our website because of the ease of accessing the information through our website to the SEC website, however, we are in the process of revising our website to provide this information directly on our website. All of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statements for our annual shareholders meeting or the amendments to those reports may be obtained free of charge by contacting Donald Pitcher at (951)939-3736.

ITEM 1A:    RISK FACTORS

Risks Related to Our Business and Operations

Our success has been built upon significant and profitable growth and we may not be able to sustain our profitable growth or our rate of growth or be able to support our growth, any of which events will adversely affect our profits and results of operations.

We have experienced significant growth from $606.8 million in total assets and $534.8 million in total deposits at December 31, 2004 to $1.24 billion in total assets and $1.08 billion in total deposits at December 31, 2006. We expect to continue to experience growth in assets, deposits, and scale of operations. However, we do expect our levels of construction lending to taper off and intend to replace this business by increasing our commercial and industrial (“C&I”) loan portfolios. If the margins in C&I business are less than with construction lending, if our growth declines or if we do not manage our growth effectively, we will become less profitable, which will adversely affect our business and prospects.

Our growth also subjects us to increased capital and operating needs. We must continue to recruit experienced individuals with the skills and experience to manage our growing business lines, but who may have no prior history with us. Our historical growth has caused us to update our policies and procedures in response to this growth, and our plans for continued growth will continue to place a significant strain on our personnel, systems, and resources. We cannot guarantee that our policies will be adequate or that we will be able to recruit and train qualified individuals to implement our business strategy in a timely, cost effective and efficient manner.

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

Our dependence on loans secured by real estate subjects us to risks relating to fluctuations in the real estate market and related interest rates, environmental risks, and legislation that could result in significant additional costs and capital requirements that could adversely affect our assets and results of operations.

A significant portion of our loan portfolio is secured by real estate. Real estate served as the principal source of collateral with respect to approximately 94% and 95% of our loan portfolio at December 31, 2006 and December 31, 2005, respectively. Our markets have experienced a sharp increase in real estate values in recent years, in part as the result of historically low interest rates. During 2006, real estate markets in California and elsewhere experienced a slowdown in appreciation and in some cases a modest depreciation. A decline in economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans, and the value of real estate owned by us, as well as our financial condition and results of operations in general and the market value of our common stock. Acts of nature, including earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also adversely affect our financial condition.

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

In December 2006, banking regulators issued final guidance regarding high concentrations of real estate loans within bank lending portfolios. The guidance establishes commercial real estate (“CRE”) concentration thresholds as criteria for examiners to identify CRE concentration that may warrant further analysis. If we do not have appropriate risk management policies and practices in place, as a result of the final guidance, we may be subject to enhanced regulatory scrutiny and higher capital maintenance requirements.

Our bank's concentration in real estate construction loans subjects it to risks such as inadequate security for repayment of those loans and fluctuations in the demand for those loans based on changes in the housing market.

We have a high concentration in real estate construction loans. Approximately 50% and 51% of our lending portfolio was classified as real estate construction loans as of December 31, 2006 and December 31, 2005, respectively. Our real estate construction loans are based upon estimates of costs and value associated with the completed project.  These estimates may be inaccurate. Construction lending involves additional risks when compared to permanent residential lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to accurately determine the total funds required to complete a project and the related loan-to-value ratio.

Construction lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. In addition, generally during the term of a construction loan, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. Construction loans often involve the disbursement of substantial funds, with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction and may incur a loss.

Our ability to continue to originate a significant amount of construction loans is dependent on the continued strength of the housing market in the Riverside, San Bernardino, and San Diego County regions of Southern California and in the San Francisco Bay area. To the extent there is a decline in the demand for new housing in these communities, it is expected that the demand for construction loans would decline, our liquidity would substantially increase and our net income would be adversely affected.

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

In April 2006, we began purchasing participations in unguaranteed portions of SBA 7(a) loans. At December 31, 2006, we have $120.3 million in outstanding participation balances. If the SBA program was discontinued or the SBA decided to stop funding the program, the participation purchase program would be substantially reduced and ultimately eliminated. Additionally, the participation purchase program is highly dependent upon a management team experienced in the program. If our management from this program were to terminate employment with us, we could have a difficult time replacing them with qualified personnel and this may limit our growth and adversely affect the program and our results.

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

Our bank’s loan losses as a percentage of net loans outstanding and loans held-for-sale was 1.10% as of December 31, 2006 and 1.20% as of December 31, 2005 and 2004. The allowance for loan losses as a percentage of net loans outstanding, excluding loans held-for-sale, was 1.29% as of December 31, 2006, 1.35% as of December 31 2005, and 1.29% as of December 31, 2004. Regulatory agencies, as an integral part of their examination process, review our bank’s loans and allowance for loan losses. Although management believes the level of our loan loss allowance is adequate to absorb probable losses in our loan portfolio, management cannot predict these losses or whether the allowance will be adequate or whether regulators will require us to increase this allowance. Any of these occurrences could adversely affect our business, financial condition, prospects and profitability.

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

Our net interest margin has ranged from a low of 5.69% to a high of 6.78% for the years ended December 31, 2002 to 2006. We are asset sensitive, which means that our assets reprice faster than our liabilities. Thus, in an increasing interest rate environment the net interest margin will generally increase and in a declining interest rate environment the net interest margin will generally decline. Beginning in June 2006, when the short-term Fed Fund rates stopped increasing, our net interest margin began to slightly compress due to the repricing at maturity of longer term, lower rate time deposits.

In addition, the value of our SBA servicing asset and SBA I/O strip receivable, which totaled $8.3 million and $13.2 million, respectively, at December 31, 2006, are subject to fluctuations based on changes in interest rates and prepayment speeds. Generally, we would expect the value of our SBA servicing asset to decrease in a rising interest rate environment, as well as if prepayment speeds increase. Similarly, the value of our SBA interest-only strip receivable asset is subject to fluctuations in prepayment speeds and would be expected to decrease if prepayment speeds increase.

Increasing levels of competition in banking and financial services businesses may reduce our market share or cause the prices we charge for services to fall, which may decrease our profits.

Competition may adversely affect our results of operations. The financial services business in our market area is highly competitive and becoming more so due to changes in regulation, technological advances, and the accelerating pace of consolidation among financial service providers. We face competition both in attracting deposits and making loans. We compete for loans principally through competitive interest rates and the efficiency and quality of the services we provide. Increased competition in the banking and financial services businesses may reduce our market share or cause the prices we charge for services to fall. Many of the financial intermediaries operating in our market area offer certain services, such as trust, investment, and international banking services, that we do not offer directly, and may have larger lending limits than ours, which may prompt existing or potential customers to do business with our competitors instead of us.

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

Some of our borrowers and guarantors may fail to perform their obligations as required by the terms of their loans, which could result in larger than expected losses. This risk increases when the economy and the real estate markets are weak. As a result of our growth, we have periodically modified our underwriting and credit policies, and loan monitoring procedures, including the establishment and monitoring of our allowance for loan losses. Management believes these policies and practices are reasonable and should minimize loan losses by assessing the likelihood of nonperformance, tracking loan performance, and diversifying the credit portfolio. However, these policies and procedures may not be adequate to prevent unexpected losses that could adversely affect our results of operations.

Our business, financial condition and results of operations may be adversely affected if we are unable to insure against or control our operations risks.

We are subject to various operations risks, including, but not limited to, data processing system failures and errors, communications and information systems failures, errors and breaches, customer or employee fraud, and catastrophic failures resulting from terrorist acts or natural disasters. Should an event occur that is not prevented or detected by our internal controls, or is uninsured or in excess of applicable insurance limits, it could damage our reputation, result in a loss of customer business, cause additional regulatory scrutiny, and expose us to litigation risks and possible financial liability, any of which could adversely affect our business, financial condition and results of operations.

Our geographic concentration may adversely affect our results of operations if business conditions in our market area decline.

If SBA lending is excluded, our operations are located almost entirely in California, with close to 100% of our loan portfolio as of December 31, 2006 derived from California operations. Due to this geographic concentration, our results depend largely upon California economic and business conditions and real estate values. Deterioration in economic and business conditions and real estate values in our market area could adversely affect the quality of our loan portfolio and the demand for our products and services, which in turn may adversely affect our results of operations to a greater extent than if our operations were geographically diverse. Even if the economy remains healthy, a sustained downturn in California real estate values would adversely affect our results of operations.

Our growth may require us to raise additional capital in the future, but that capital may not be available when needed.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our capital levels following the private placement offering in November 2006 will satisfy our regulatory requirements for at least the next 12 months. We may at some point, however, need to raise additional capital to support our continued growth, particularly if the regulatory authorities pass legislation to increase our capital requirements. Our ability to raise additional capital will depend, in part, on conditions in the capital markets at that time, which are outside of our control. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us or at all. If we cannot raise additional capital when needed, our ability to further expand our operations could be adversely affected. In addition, if we decide to raise additional equity capital, your interest could be diluted.

Our business is subject to liquidity risk, and changes in our source of funds may adversely affect our performance and financial condition by increasing our cost of funds.

Our ability to make loans is directly related to our ability to secure funding. Core deposits are our primary source of liquidity. Also, we use the national certificate of deposit (“CD”) markets, which are generally CDs purchased by other financial institutions and brokered CDs. Both the national CD market and brokered CDs are rate sensitive and generally have a higher rate than deposits generated in our local markets. We use advances from the Federal Home Loan Bank of San Francisco and Federal Fund lines of credit to satisfy temporary borrowing needs. Payments of principal and interest on loans and sales and participations of eligible loans are also a primary source for our liquidity needs. Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, and payment of operating expenses. Core deposits represent significant sources of low-cost funds. Alternative funding sources, such as large balance time deposits or borrowings, are a comparatively higher-costing source of funds. Liquidity risk arises from the inability to meet obligations when they come due or to manage the unplanned decreases or changes in funding sources. Although we believe we can continue to successfully pursue our core deposit funding strategy, significant fluctuations in core deposit balances may adversely affect our financial condition and results of operations.

Risks Related to an Investment in Our Common Stock

We may issue additional shares of common stock or derivative securities that will dilute the percentage ownership interest of existing shareholders and may dilute the book value per share of our common stock and adversely affect the terms on which we may obtain additional capital.

Our authorized capital includes 40,000,000 shares of common stock. At December 31, 2006, we have 10,586,659 shares of common stock outstanding, and have reserved for issuance 1,413,398 shares underlying options that are or may become exercisable at an average price of $9.36 per share. Our board generally has the authority, without action by or vote of the shareholders, to issue all or part of any authorized but unissued shares of common stock for any corporate purpose, including issuance of equity-based incentives under or outside of our stock option plans. We may seek equity capital in the future as we develop our business and expand our operations. Any issuance of additional shares of common stock or derivative securities will dilute the percentage ownership interest of our shareholders and may dilute the book value per share of our common stock.

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

Stock price volatility may make it more difficult for you to sell our securities when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors, including, among other things:

•	Actual or anticipated variations in quarterly results of operations;
•	Recommendations by securities analysts;
•	Operating and stock price performance of other companies that investors deem comparable to our company;
•	News reports relating to trends, concerns and other issues in the financial services industry; and
•	Perceptions in the marketplace regarding us and/or our competitors.

Moreover, in the past, securities class action lawsuits have been instituted against a company following periods of volatility in the market price of its securities. We could in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources from our normal business.

The existence of outstanding stock options issued to our directors, executive officers and employees may result in dilution of your ownership and adversely affect the terms on which we can obtain additional capital.

As of December 31, 2006, we had outstanding options to purchase 1,413,398 shares of our common stock at a weighted average exercise price of $9.36 per share. All of these options are held by our directors, executive officers and employees. The issuance of shares subject to options under the plans may result in dilution of your ownership of our common stock.

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

Since our inception, our holding company has not paid any cash dividends on shares of its common stock, and currently it does not intend to pay cash dividends. Even if our holding company eventually decides to pay cash dividends, its ability to do so may be limited by regulatory restrictions, by our bank’s ability to pay cash dividends to our holding company and by our need to maintain sufficient capital to support our operations. The ability of our bank to pay cash dividends to our holding company is limited by its obligations to maintain sufficient capital and by other restrictions on its cash dividends that are applicable to California state banks and banks that are regulated by the FDIC. If our holding company does not satisfy these regulatory requirements, it will be unable to pay cash dividends on its common stock.

Our common stock is not an insured deposit and therefore is subject to risk of loss.

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our securities is inherently risky for the reasons described in this “Risk Factors” section and is subject to the same market forces that affect the price of securities in any company as well as other factors which affect the stock of financial services companies in general and of our company in particular.

    The risks described in this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 1B:    UNRESOLVED STAFF COMMENTS

None

ITEM 2:    PROPERTIES

We conduct business at ten full-service banking offices in Southern California and multiple loan production offices in twelve states, including California. The main office facilities are located at 27710 Jefferson Avenue, Suite A100, Temecula, California. As of December 31, 2006, we owned the property at one of our branch locations. The remaining banking offices and other offices are leased. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance. Total future annual rental payments (exclusive of operating charges and real property taxes) are approximately $5.5 million, with lease expiration dates ranging from 2007 to 2014, exclusive of renewal options.

At December 31, 2006, our consolidated investment in premises and equipment, net of accumulated depreciation and amortization, totaled $5.5 million. Total occupancy expense, exclusive of rental payments and furniture and equipment expense was $3.0 million.

We believe that our existing facilities are adequate for our present purposes and that the properties are adequately covered by insurance.

ITEM 3:    LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings arising in the normal course of business. After taking into consideration information furnished by counsel to our company and bank, we do not believe that there is any pending or threatened proceeding against our company or our bank which, if determined adversely, would have a material effect on our business, financial condition or results of operation.

We are not aware of any material proceedings to which any director, officer or affiliate of our company, any owner of record or beneficially of more than 5% of the voting securities of our company as of December 31, 2006, or any associate of any such director, officer, affiliate of our company, or security holder is a party adverse to our company or any of its subsidiaries or has a material interest adverse to our company or any of its subsidiaries.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5:    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading Information

Our company’s common stock is listed on The NASDAQ Global Select Market (and was previously quoted, beginning January 29, 2005, on the NASDAQ National Market) under the symbol TMCV. Prior to July 29, 2005, our common stock was quoted on the Over-the-Counter Bulletin Board (OTC) under the symbol TMCV.OB. As reported by the NASDAQ Global Select Market, information concerning the range of high and low per share bid prices before July 29, 2005 and the high and low per share closing sale prices for our common stock thereafter for the periods set forth below. The quotations before July 29, 2005 below reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.
	2006		2005		2005
	NASDAQ Global Select Market				OTC Bulletin Board
Quarter Ended	High	Low	High	Low	High	Low
March 31	$23.92	$19.16	N/A	N/A	$18.50	$16.60
June 30	$24.00	$19.85	N/A	N/A	$22.00	$16.80
September 30	$25.00	$19.85	$25.95	$19.16	N/A	N/A
December 31	$23.86	$20.15	$24.50	$19.16	N/A	N/A

The foregoing reflects information available to our company and does not necessarily include all trades in our company’s common stock during the periods indicated.

As of March 8, 2007, the closing sale price of our company’s stock, as reported by The NASDAQ Global Select Market was $22.90. As of December 31, 2006, there were approximately 444 record holders of our company’s common stock and directors and executive officers owned approximately 13.8% of our outstanding shares.

Issuance of Common Stock

On November 21, 2006, we completed a private placement of 1,400,569 shares of common stock, no par value, to institutional and individual investors, including employees, officers and directors of our company or our bank, and our company's employee stock ownership plan (ESOP). The purchase price was $21.31 per share for the 64,139 shares sold to 19 employees, officers and directors of our company or our bank, and our ESOP. The purchase price for the remaining 1,336,430 shares sold to other investors was $19.00 per share. We paid approximately $0.95 per share commission to our placement agents on shares sold in this private placement, although we paid a reduced commission of approximately $0.53 per share on 64,139 shares sold to our employees, officers, directors and our ESOP. The sale resulted in net proceeds of approximately $25.1 million. The proceeds we received in the private placement will be used to fund our growth to the extent growth in retained earnings is insufficient to satisfy regulatory requirements for additional capital, if necessary, in connection with loan concentrations, and to possibly pay down up to $7.0 million in higher cost trust preferred securities.

The placement was made under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder, to accredited and sophisticated purchasers.

A registration statement covering the resale of the shares of common stock issued in the placement under Registration No. 333-139908 became effective on February 21, 2007.

Dividends

Our company is a legal entity separate and distinct from our bank. Our company’s shareholders are entitled to receive dividends when and as declared by our Board of Directors, out of funds legally available therefore, subject to the restrictions set forth in the California General Corporation Law as well as other restrictions discussed below.

The availability of operating funds for our company and the ability of our company to pay a cash dividend depends largely on our bank’s ability to pay a cash dividend to our company. The payment of cash dividends by our bank is subject to restrictions set forth in various federal and state laws and regulations.

The Federal Reserve has broad authority to prohibit the payment of dividends by our company depending upon the condition of each entity within the corporate structure. In addition, the future payment of cash dividends will generally depend, subject to regulatory restraints, upon our company’s earnings during any period, and the assessment by our Board of the capital requirements, our company and other factors, including the maintenance of the allowance for loan losses at our bank.

No cash dividends were paid by our bank prior to the formation of our company in 2002 and none have been paid by our company since its formation in 2002.

Since 1998, there have been three two-for-one stock splits to shareholders, the last one declared in December 2003. Whether or not stock dividends will be paid in the future will be determined by our Board of Directors after consideration of various factors. Our company’s and our bank’s profitability and regulatory capital ratios, in addition to other financial conditions,  will be key factors considered by our Board of Directors in making such determinations regarding the payment of dividends. For further discussion of dividends, see "MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, - Financial Condition - Capital".

Stock Performance Graph

The following graph shows a comparison of stockholder return on our common stock based on the market price of the common stock with cumulative total returns for companies in the (i) NASDAQ Composite Index, (ii) the NASDAQ Bank Index, and (iii) the SNL Bank and Thrift Index, for the 5-year period beginning on December 31, 2001 though December 31, 2006. This graph is historical only and may not be indicative of possible future performance in the common stock. Also, we need to indicate by a footnote to the table or otherwise "Source: SNL Financial LC, Charlottesville, VA, (434) 977-1600, www.snl.com".

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Temecula Valley Bancorp Inc.	100.00	132.46	282.72	371.73	476.86	492.15
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
NASDAQ Bank	100.00	106.95	142.29	161.73	158.61	180.53
SNL Bank and Thrift Index	100.00	93.96	127.39	142.66	144.89	169.30

ITEM 6:    SELECTED FINANCIAL DATA

The following table represents selected financial information for the five years ended December 31, 2006 for our company and subsidiaries on a consolidated basis. This table should be read in conjunction with our financial statements and related notes. All share and per share data have been restated to reflect the two-for-one stock split in December 2003.

	TEMECULA VALLEY BANCORP INC.
	Selected Financial Data
	For the Year Ended December 31,
	2006	2005	2004	2003	2002
Income Statement:	(dollars and shares in thousands, except per share data)
Interest income	$94,229	$58,125	$33,615	$23,891	$16,509
Interest expense	34,449	14,584	6,415	4,947	3,124
Net interest income	59,780	43,541	27,200	18,944	13,385
Provision for loan losses	3,650	2,897	3,821	1,022	2,460
Net interest income after provision for loan losses	56,130	40,644	23,379	17,922	10,925
Non-interest income	19,444	23,822	28,698	24,481	17,942
Non-interest expense	46,991	40,627	33,963	29,121	21,801
Income before income taxes	28,583	23,839	18,114	13,282	7,066
Provision for income taxes	11,663	9,886	7,536	5,428	2,875
Net income	$16,920	$13,953	$10,578	$7,854	$4,191

Per Share Data:
Basic earnings per share	$1.83	$1.58	$1.24	$1.00	$0.57
Diluted earnings per share	$1.73	$1.46	$1.13	$0.89	$0.50

Average common shares outstanding	9,235	8,846	8,503	7,824	7,373
Average common shares (dilutive)	9,798	9,589	9,364	8,862	8,370
Book value per share	$9.75	$6.54	$4.90	$3.64	$2.63

Equity shares-beginning balance	8,898	8,753	8,152	7,447	7,326
Warrants - Shares Issued	-	-	-	324	67
Options - Shares Issued	288	145	601	381	54
Private Placement Stock offering	1,401	-	-	-	-
Equity shares-ending balance	10,587	8,898	8,753	8,152	7,447

Balance Sheet Data:
Assets	$1,238,189	$868,988	$606,828	$431,212	$310,506
Loans (including loans held-for-sale)	1,142,693	753,246	530,196	360,749	271,426
Other Real Estate Owned	1,255	2,111	303	485	-
Fed Funds Sold	18,180	33,200	16,800	21,400	-
FRB/FHLB Stock	1,996	3,099	2,378	1,145	1,460
Deposits	1,081,501	742,432	534,767	383,487	269,321
FHLB advances	-	30,000	-	-	10,000
Junior Subordinated Debt	41,240	28,868	20,620	12,372	7,217
Stockholders’ equity	103,263	58,181	42,903	29,683	19,616

ALLL beginning balance	$9,039	$6,362	$3,608	$3,017	$1,239
Charge offs	(381)	(540)	(1,097)	(505)	(708)
Recoveries	214	320	30	74	26
Provision for loan losses	3,650	2,897	3,821	1,022	2,460
ALLL ending balance	$12,522	$9,039	$6,362	$3,608	$3,017

Non-performing loans	$19,124	$7,951	$11,799	$6,765	$1,908
Government guaranteed portion	(10,335)	(6,514)	(8,140)	(5,269)	(1,078)
Net non-performing loans	$8,789	$1,437	$3,659	$1,496	$830

SBA 7(a) participation sold - period end	$476,512	$486,710	$421,529	$287,346	$168,164
Other participations sold	3,550	16,489	18,772	18,906	8,911
Total participation sold - period end	$480,062	$503,199	$440,301	$306,252	$177,075

	TEMECULA VALLEY BANCORP INC.
	Selected Financial Data
	For the Year Ended December 31,
	2006	2005	2004	2003	2002
Selected Ratios:	(dollars and shares in thousands)
Return on average assets	1.64%	1.91%	2.00%	2.04%	1.69%
Return on average equity	23.89%	27.71%	28.94%	31.84%	24.34%
Income tax rate	40.80%	41.47%	41.60%	40.90%	40.70%

Tier I leverage ratio	11.42%	9.28%	9.20%	9.06%	8.53%
Tier I risk based ratio	10.93%	8.93%	9.68%	10.01%	9.30%
Total risk based ratio	12.40%	11.02%	11.81%	11.54%	10.61%
Average Equity / Average Assets	6.88%	6.90%	6.93%	6.45%	6.95%

Allowance for loan loss/net loans and loans held-for-sale	1.10%	1.20%	1.20%	1.00%	1.11%
Allowance for loan loss/net loans excluding loans held-for-sale	1.29%	1.35%	1.29%	1.05%	1.21%
Allowance for loan loss/net nonperforming loans	142.46%	629.10%	173.88%	256.71%	363.06%
Loan to deposit ratio	105.66%	101.46%	99.15%	94.07%	100.78%
Average interest earning assets/average total assets	91.21%	87.96%	86.09%	86.34%	86.40%

Investment yield (includes FRB/FHLB)	5.03%	3.30%	1.37%	1.07%	1.54%
Loan yield	10.12%	9.12%	7.48%	7.45%	7.99%
Total interest-bearing assets	10.03%	9.05%	7.39%	7.16%	7.70%
Interest-bearing deposit cost	4.20%	2.64%	1.66%	1.82%	1.89%
Borrowing cost	7.41%	5.64%	4.06%	4.32%	3.21%
Net interest margin	6.37%	6.78%	5.98%	5.69%	6.23%
Net interest spread	5.68%	6.24%	5.59%	5.25%	5.72%
Efficiency ratio	59.31%	60.31%	60.76%	67.06%	69.59%

SBA Loan Servicing:
SBA excess servicing asset	$8,288	$8,169	$7,586	$6,117	$3,764
SBA I/O strip receivable asset	13,215	22,068	24,680	20,496	13,120
Total SBA servicing asset	$21,503	$30,237	$32,266	$26,613	$16,884

SBA servicing-fee income	$9,077	$10,265	$8,738	$6,026	$2,675
SBA servicing-asset amortization	(11,487)	(7,492)	(6,120)	(4,234)	(1,462)
SBA servicing-guarantee fee to SBA	(205)	(135)	(118)	(99)	(83)
SBA servicing-net servicing income	$(2,615)	$2,638	$2,500	$1,693	$1,130

Loan Sales:
SBA 7A sales - guaranteed	$114,589	$108,912	$146,881	$129,813	$108,213
SBA 7A guaranteed-sales gain	5,948	5,113	8,795	8,149	6,042

SBA 7A sales - unguaranteed	$20,556	$37,011	$35,365	$19,209	$12,573
Unguaranteed SBA 7A sales gain	3,443	6,510	6,361	3,191	2,094

Mortgage loan sales	$-	$13,522	$45,243	$100,800	$83,014
Mortgage loan sales gain	-	285	1,511	3,568	3,100

SBA Broker referral income	$3,056	$2,492	$2,506	$2,845	$1,972
Mortgage Broker referral income	1,258	898	963	1,038	908

Employee Related:
Full time employees	299	260	229	194	181
Part time employees	18	21	16	14	18
Full time equivalent employees	312	275	238	204	194

Salary continuation plan expense	$654	$723	$1,085	$531	$267

CSV life insurance balance	$24,036	$17,591	$9,594	$5,741	$3,983

CSV Life insurance income	$888	$605	$378	$250	$176
CSV Life insurance expense	(143)	(98)	(61)	(45)	(25)
Net Life insurance income	$745	$507	$317	$205	$151

The following table sets forth our company’s unaudited results of operations for the four quarters ended in 2006 and 2005. The only component of other comprehensive income is the adjustment to fair value, net of tax, of interest-only strips, which are treated like investments in debt securities and are classified as available-for-sale.

	For the Quarter Ended in 2006
	March 31,	June 30,	September 30,	December 31,
Interest income	$19,420	$21,912	$25,201	$27,696
Interest expense	(6,052)	(7,375)	(9,608)	(11,414)
Net interest income	13,368	14,537	15,593	16,282
Provision for loan losses	(314)	(1,096)	(1,350)	(890)
Non-interest income	4,941	6,475	4,333	3,695
Non-interest expense	(11,077)	(12,053)	(11,604)	(12,257)
Income before income tax expense	6,918	7,863	6,972	6,830
Income tax expense	(2,937)	(3,333)	(2,954)	(2,439)
Net income	$3,981	$4,530	$4,018	$4,391

Total comprehensive income	$3,663	$3,468	$4,346	$4,862
Basic earnings per share	$0.44	$0.50	$0.44	$0.45
Diluted earnings per share	$0.42	$0.47	$0.41	$0.43

	For the Quarter Ended in 2005
	March 31,	June 30,	September 30,	December 31,
Interest income	$11,411	$13,454	$15,352	$17,908
Interest expense	(2,378)	(3,179)	(4,051)	(4,976)
Net interest income	9,033	10,275	11,301	12,932
Provision for loan losses	(839)	(804)	(346)	(908)
Non-interest income	5,783	7,465	5,599	4,975
Non-interest expense	(8,837)	(10,180)	(10,950)	(10,660)
Income before income tax expense	5,140	6,756	5,604	6,339
Income tax expense	(2,139)	(2,813)	(2,318)	(2,616)
Net income	$3,001	$3,943	$3,286	$3,723

Total comprehensive income	$4,697	$3,815	$2,270	$3,843
Basic earnings per share	$0.34	$0.45	$0.37	$0.42
Diluted earnings per share	$0.32	$0.41	$0.34	$0.39

ITEM 7:    MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion, as well as other provisions within this report, is intended to provide additional information regarding the significant changes and trends in our Financial Condition, Statements of Income, Funds Management, and Capital Planning. Statements made in this Report that state our intentions, beliefs, expectations or predictions of the future are forward-looking statements. Our actual results could differ materially from those projected in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained elsewhere in this report and our other filings made with the SEC. Copies of such filings may be obtained by contacting us or accessing our filings at www.sec.gov. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of invoking these safe harbor provisions. See "Cautionary Statement for Purposes of the "Safe Harbor" Provision of the Private Securities Litigation Reform Act of 1995," on the pages immediately following the table of contents in connection with "forward looking" statements included in this Annual Report.

Results of Operations

Net Income

Our net income and basic and diluted earnings per share for the years ended December 31, 2006, 2005, and 2004 are as follows:

•	For 2006, net income was $16.9 million or $1.83 per basic share and $1.73 per diluted share.
•	For 2005, net income was $14.0 million or $1.58 per basic share and $1.46 per diluted share.
•	For 2004, net income was $10.6 million, or $1.24 per basic share and $1.13 per diluted share.

We have been profitable every full quarter since we opened in December 1996, except for the first quarter of 1997. Our net interest margin for the last three years has been consistently strong. This factor, coupled with gain on sale of loans and servicing income associated with SBA and mortgage loan sales, represents a significant portion of the profit dynamics of our company.

We sold $114.6 million of the guaranteed portion and $20.6 million of the unguaranteed portion of SBA 7(a) loans in 2006, which added $5.9 million and $3.4 million, respectively, to revenue. We sold $108.9 million of the guaranteed portion and $37.0 million of the unguaranteed portion of SBA 7(a) loans in 2005, which added $5.1 million and $6.5 million, respectively, to revenue, and in 2004 we sold $146.9 million of the guaranteed portion and $35.4 million, which added $8.8 million and $6.4 million, respectively, to revenue. We expect to continue to sell SBA loans in the secondary market.

Our return on average assets and return on average equity for the years ended December 31, 2006, 2005, and 2004 are as follows:

•	For 2006, return on average assets was 1.64%; return on average equity was 23.89%.
•	For 2005, return on average assets was 1.91%; return on average equity was 27.71%.
•	For 2004, return on average assets was 2.00%; return on average equity was 28.94%.

Due to increasing interest rates, mortgage loan activity slowed considerably in 2004 and remained at subdued levels in 2005 and 2006. SBA 7(a) guaranteed loan sales for 2006 were $114.6 million, compared to $108.9 million in 2005, and $146.9 million in 2004.

Net Interest Income

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

Net interest income was $59.8 million in 2006, compared to $43.5 million in 2005, and $27.2 million in 2004. The growth in net interest income levels have been achieved as a result of strong asset mix, which consists primarily of loans at variable rates, as well as growth of our loan portfolio. Our net interest margin was 6.37% in 2006, compared to 6.78% in 2005, and 5.98% in 2004. In the initial cycle of a flat rate environment following a rising rate environment, the net interest margin will slightly compress due to longer term, lower rate time deposits maturing and repricing at a higher rate. Although the yield on interest-earning assets increased by 98 basis points for 2006, the yield on interest-bearing liabilities increased by 154 basis points for the same period. The following is a summation of various yields for interest-earning assets and interest-bearing liabilities at December 31, 2006, 2005, and 2004:

•	Loans produced a yield of 10.12% in 2006, 9.12% in 2005, and 7.48% in 2004. The increase in loan yields has been the result of an increasing interest rate environment.
•
Yield on investments, Federal Funds Sold and U.S. Treasuries, increased to 5.03% in 2006, compared to 3.30% in 2005, and 1.37% in 2004. The increase in investment yields is a result of an increase in average Federal Funds Sold and an increase in interest rates.

•	Total interest-earning assets yielded 10.03% in 2006, 9.05% in 2005, and 7.39% in 2004.
•
Cost of interest-bearing deposits increased to 4.20% in 2006, compared to 2.64% in 2005, and 1.66% in 2004. The increase is a result of the growth in higher rate interest-bearing deposits compared to the other interest-bearing deposits, as well as the increasing interest rate environment.

•
Cost of other borrowings, FHLB advances, and junior subordinated debt borrowings, increased to 7.41% in 2006, compared to 5.64% in 2005 and 4.06% in 2004. Contributing to the increase in the cost of borrowings was the increase in junior subordinated debt as well as the increasing interest rate environment.

Our goal is to maintain at least 90% of our assets as interest-earning assets. For 2006, our average interest-earning assets to total average assets were 91.21%, compared to 87.96% for 2005, and 86.09% for 2004. This ratio for 2005 and 2004 remained below our target due to the SBA servicing asset, the related SBA interest-only strip receivable, and the cash surrender value of life insurance (“BOLI”), our largest components of non interest-earning assets.

The following table shows average balances with corresponding interest income and interest expense as well as average yield and cost information for the last three years. Average balances are derived from daily balances, and nonaccrual loans are included as interest-bearing loans for the purposes of these tables.

	Average Balances with Rates Earned and Paid
	Year ended December 31,
	2006			2005			2004
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Interest	Average	Income/	Interest	Average	Income/	Interest
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets	( dollars in thousands)
Interest-bearing deposits	$54	$3	5.56%	$-	$-	0.00%	$-	$-	0.00%
Securities-HTM (1)	381	19	4.99%	203	6	2.96%	168	2	1.19%
Federal Funds Sold	16,497	829	5.03%	7,224	239	3.29%	8,098	111	1.37%
Total Investments	16,932	851	5.03%	7,427	245	3.30%	8,266	113	1.37%

Total Loans (2)	922,264	93,378	10.12%	634,731	57,880	9.12%	446,493	33,502	7.48%
Total Interest Earning Assets	939,196	94,229	10.03%	642,158	58,125	9.05%	454,759	33,615	7.39%

Allowance for Loan Loss	(10,311)			(7,606)			(4,395)
Cash & Due From Banks	24,286			25,385			21,994
Premises & Equipment	5,173			4,673			2,820
Other Assets	71,310			65,414			53,061
Total Assets	$1,029,654			$730,024			$528,239

Liabilities and
Shareholders' Equity
Interest Bearing Demand	$31,161	47	0.15%	$32,791	49	0.15%	$31,588	45	0.14%
Money Market	83,672	2,727	3.26%	50,239	912	1.81%	37,770	456	1.21%
Savings	31,685	122	0.39%	38,010	141	0.37%	40,699	186	0.46%
Time Deposits under $100,000	293,909	13,876	4.72%	175,124	5,555	3.17%	113,802	2,425	2.13%
Time Deposits $100,000 or more	315,346	14,942	4.74%	194,496	6,293	3.24%	112,964	2,484	2.20%
Other Borrowings	36,906	2,735	7.41%	28,993	1,634	5.64%	20,195	819	4.06%
Total Interest Bearing Liabilities	792,679	34,449	4.35%	519,653	14,584	2.81%	357,018	6,415	1.80%

Non-interest Demand Deposits	154,473			151,447			128,670
Other Liabilities	11,683			8,569			6,003
Shareholders' Equity	70,819			50,355			36,548
Total Liabilities and
Shareholders' equity	$1,029,654			$730,024			$528,239

Net Interest Income		$59,780			$43,541			$27,200

Interest Spread (3)			5.68%			6.24%			5.59%
Net Interest Margin (4)			6.37%			6.78%			5.98%

(1) There are no tax exempt investments in any of the reported years.
(2) Average balances are net of deferred fees/costs that are amortized to interest income over the term of the respective loan.
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

	Rate/Volume Analysis
	Increase/Decrease in Net Interest Income
	Year Ended December 31,
	2006			2005
Assets	Volume	Rate	Total	Volume	Rate	Total
Due From Banks-Time	$-	$3	$3	$-	$-	$-
Securities-HTM (1)	5	8	13	-	4	4
Federal Funds Sold	306	284	590	(12)	140	128
Total Investments	311	295	606	(12)	144	132

Total Loans (2)	26,925	8,573	35,498	14,980	9,398	24,378
Total Interest Earning Assets	$27,236	$8,868	$36,104	$14,968	$9,542	$24,510

Liabilities and Shareholders' Equity
Interest Bearing Demand	(2)	(1)	(3)	1	3	4
Money Market	607	1,209	1,816	151	305	456
Savings	(24)	4	(20)	(12)	(33)	(45)
Time Deposits under $100,000	3,768	4,554	8,322	1,306	1,824	3,130
Time Deposits $100,000 or more	3,909	4,740	8,649	1,793	2,016	3,809
Other Borrowings	555	546	1,101	447	368	815
Total Interest Bearing Liabilities	8,813	11,052	19,865	3,686	4,483	8,169
Net Interest Income	$18,423	$(2,184)	$16,239	$11,282	$5,059	$16,341

(1) There are no tax exempt investments in any of the reported years.
(2) Average balances are net of deferred fees/gains that are amortized to interest income over the term of the respective loan.

Provision for Loan Loss

The allowance for loan losses represents our management’s best estimate of probable losses in our loan portfolio. We have a monitoring system to identify impaired and/or potential problem loans. This system assists in the periodic evaluation of impairment and determining the amount of the allowance for loan losses required.

Our monitoring system and allowance for loan losses methodology has evolved over a period of years, and loan classifications have been incorporated into the determination of our allowance for loan losses. Our monitoring system and allowance methodology include an assessment of individual classified loans, as well as applying loss factors to all loans not individually classified. Classified loans are reviewed individually to estimate the amount of probable loss that needs to be included in our allowance. These reviews include analysis of financial information as well as evaluation of collateral securing the credit. The analysis considers general factors such as changes in lending policies and procedures, economic trends, loan volume trends, changes in lending management and staff, trends in delinquencies, nonaccruals and charge-offs, changes in loan review and Board oversight, the effects of competition, legal and regulatory requirements, and factors inherent to each loan pool.

The provision was $3.7 million in 2006, $2.9 million in 2005, and $3.8 million in 2004. The allowance, as a percentage of net loans outstanding, including loans held-for-sale, was 1.10% as of December 31, 2006 and 1.20% as of December 31, 2005 and 2004. The allowance, as a percentage of net loans outstanding, excluding loans held-for-sale, was 1.29% as of December 31, 2006, 1.35% as of December 31, 2005, and 1.29% as of December 31, 2004. We plan to continue to sell the unguaranteed portion of SBA 7(a) loans to mitigate the risk associated with SBA 7(a) loans.

We had $19.1 million of nonperforming loans as of December 31, 2006, of which $10.3 million was guaranteed by the SBA, compared to $8.0 million of nonperforming loans as of December 31, 2005, of which $6.5 million was SBA guaranteed, and $11.8 million of nonperforming loans as of December 31, 2004, of which $8.1 million was government guaranteed. Much of the increase in nonaccrual loans for 2006 is due to a $5.9 million real estate project located in the North San Diego county coast area. We do not anticipate incurring any loss on this project. The allowance for loan losses was $12.5 million at December 31, 2006, compared to $9.0 million at December 31, 2005, and $6.4 million at December 31, 2004. Net charge-offs were $167 thousand in 2006, $220 thousand in 2005, and $1.1 million in 2004.

Non-Interest Income

Non-interest income is an important revenue source. Non-interest income consists of service charges and fees, gain on sale of loans and other assets, and loan servicing, broker and other loan related income. Non-interest income was $19.4 in 2006, compared to $23.8 million in 2005, and $28.9 million in 2004. The primary contributor to the decrease in non-interest income from 2004 to 2005 was the decrease in the gain on loan sales. The primary contributor to the decrease in non-interest income from 2005 to 2006 was the decrease in the SBA servicing income. The following table summarizes the components of non-interest income as of December 31, 2006, 2005, and 2004.

	Analysis of Changes in Non-Interest Income
		Increase/Decrease				Increase/Decrease
	2006	Amount	%		2005	Amount	%		2004
	(dollars in thousands)
Service charges and fees	$618	$14	2%		$604	$(64)	(10%	)	$668
Gain on loan sales	13,165	(226)	(2%	)	13,391	(5,467)	(29%	)	18,858
Loan broker income	4,314	923	27%		3,391	(77)	(2%	)	3,468
Servicing income	(2,615)	(5,253)	(199%	)	2,638	138	6%		2,500
Loan Related Income	2,216	(176)	(7%	)	2,392	15	1%		2,377
Other income	1,746	340	24%		1,406	579	70%		827
Total	$19,444	$(4,378)	(18%	)	$23,822	$(4,876)	(17%	)	$28,698

The following table summarizes the gain on sale of loans and other assets as of December 31, 2006, 2005, and 2004.

	Gain on Sale of Loans / Assets
	2006	2005	2004
	(dollars in thousands)
SBA 7A Unguaranteed Sales	$3,443	$6,510	$6,361
SBA 7A Guaranteed Sales	5,948	5,113	8,795
SBA 504 Sales	1,278	290	941
Mortgage Sales	-	285	1,511
Other Loan Related	2,496	1,192	1,250
REO Gain (Loss)	75	(26)	(73)
Fixed Assets	(8)	5	5
Total	$13,232	$13,369	$18,790

The SBA servicing loss was $2.6 million in 2006. SBA servicing income was $2.6 million in 2005 and $2.5 million in 2004. The following table summarizes components of the SBA servicing income as of December 31, 2006, 2005, and 2004.
	SBA Servicing Income
	2006	2005	2004
	(dollars in thousands)
SBA Servicing Income	$9,077	$10,265	$8,738
SBA Servicing Guarantee Fee	(205)	(134)	(118)
SBA Servicing Excess Amortization	(11,487)	(7,493)	(6,120)
Total	$(2,615)	$2,638	$2,500

Due to most SBA 7(a) loans with an SBA guarantee now being sold in the secondary market for a cash premium instead of at par (par loan sales carry a higher servicing rate) the weighted-average rate on the servicing asset has been decreasing. At December 31, 2006, we were servicing approximately $399.9 million of the guaranteed portion of 7(a) loans previously sold in the secondary market with a weighted-average servicing and I/O rate of 2.01%. The SBA 7(a) guaranteed servicing portfolio balance as of December 31, 2005 was $403.3 million with a weighted-average servicing and I/O rate of 2.46%. The decrease in the servicing income was a result of increasing the amortization of the servicing and I/O assets to account for an increase in the prepayments experienced in our SBA loan portfolio, as well as a decrease in ongoing servicing income resulting from the lower servicing rate.

Non-Interest Expense

Non-interest expenses consist of salaries and benefits, occupancy, furniture and equipment, processing, office expense and professional costs such as legal and auditing, marketing and regulatory fees. These expenses are reviewed and controlled to maintain cost effective levels of operation. Non-interest expense was $47.0 million in 2006, compared to $40.6 million in 2005, and $34.0 million in 2004. Non-interest expense is expected to continue to increase as the size of our company increases. The following table summarizes the non-interest expense as of December 31, 2006, 2005, and 2004:

	Analysis of Changes in Non-Interest Expense
		Increase/Decrease				Increase/Decrease
	2006	Amount	%		2005	Amount	%		2004
	(dollars in thousands)
Salaries and employee benefits	$31,989	$5,018	19%		$26,971	$4,456	20%		$22,515
Occupancy of premises	3,035	607	25%		2,428	703	41%		1,725
Furniture and equipment	1,719	207	14%		1,512	376	33%		1,136
Data processing	1,265	138	12%		1,127	112	11%		1,015
Marketing and Business Promotion	971	(151)	(13%	)	1,122	154	16%		968
Legal and Professional	1,143	88	8%		1,055	350	50%		705
Regulatory Assessments	185	(61)	(25%	)	246	70	40%		176
Travel & Entertainment	1,125	177	19%		948	244	35%		704
Loan Related Expense	2,367	229	11%		2,138	374	21%		1,764
Office Expenses	2,596	(81)	(3%	)	2,677	440	20%		2,237
Other Expenses	596	193	48%		403	(615)	(60%	)	1,018
Total	$46,991	$6,364	16%		$40,627	$6,664	20%		$33,963

Salaries and benefits were $32.0 million in 2006, compared to $27.0 million in 2005, and $22.5 million in 2004. The increase in salaries and benefits is a result of the expansion of the Risk Management, Information Technology, and Appraisal Departments as well as the addition of the Solana Beach and Ontario branches, the Inland Empire loan production unit, and expansion of SBA related operations. Included in the salaries and benefits expense in 2006 is $1.1 million for stock-based compensation for all share-based payments vested in 2006 as a result of the adoption of SFAS No. 123R. The increase in 2005 was due to the continued expansion of the SBA and related sales staff, and the opening of our Carlsbad branch.

Occupancy expense was $3.0 million in 2006, compared to $2.4 million in 2005, and $1.7 million in 2004. Furniture and equipment expense was $1.7 million in 2006, compared to $1.5 million in 2005, and $1.1 million in 2004. Contributing to these increases are the costs related to the opening of the Solana Beach and Ontario branches in 2006, and the Carlsbad branch in 2005.

Legal and professional expenses were $1.1 million in 2006 and 2005, and $705 thousand in 2004. The increase in legal and professional expenses from 2004 to 2006 is largely related to the increased external and internal audit fees related to Sarbanes-Oxley compliance.

Regulatory assessments were $185 thousand in 2006, compared to $246 thousand in 2005, and $176 thousand in 2004. The decrease in regulatory assessment expenses is a result of converting from a national charter to a state charter in June 2005 which reduced our examination fees.

Loan funding expenses were $2.4 million in 2006, compared to $2.1 million in 2005, and $1.8 million in 2004. The increase in loan funding expense is a result of the continued growth in our loan portfolio.

Income Taxes

For 2006, the tax expense was $11.7 million, for an effective rate of 40.8%, for 2005 the tax expense was $9.9 million, for an effective rate of 41.5%, and for 2004, the tax expense was $7.5 million, for an effective rate of 41.6%. The decrease in the effective rate for 2006 was largely due to larger enterprise zone deductions in 2006 than in 2005. Deferred tax assets totaled $7.8 million at December 31, 2006, $5.7 million at December 31, 2005, and $4.4 million at December 31, 2004. Over half of the deferred tax asset is due to the tax deductibility timing difference of the provision for loan losses.

Financial Condition

General

As of December 31, 2006, total assets increased 42.49% to $1.24 billion, compared to $869.0 million as of December 31, 2005, and $606.8 million as of December 31, 2004. Total gross loans increased to $1.15 billion as of December 31, 2006, or 51.20%, compared to $758.1 million as of December 31, 2005, and $533.9 million as of December 31, 2004. Deposits grew 45.67% to $1.08 billion as of December 31, 2006, compared to $742.4 million as of December 31, 2005, and $534.8 million as of December 31, 2004.

Assets

Total assets were $1.24 billion at December 31, 2006, compared to $869.0 million at December 31, 2005, a 42.49% increase. The increase was due to a $6.4 million increase in cash surrender value of life insurance, and an increase in gross loans, including loans held-for-sale, outstanding of $388.1 million. Asset growth is expected to continue due to the expansion of our branches, growth of the SBA unguaranteed purchase program, growth of the SBA wholesale lending unit, and growth of the Inland Empire loan production unit.

Total loans and loans held-for-sale, excluding deferred loan fees and allowance for loan loss, were $1.15 billion at December 31, 2006, compared to $758.1 million at December 31, 2005, a 51.20% increase. Much of the increase is due to increases in construction loans and real estate secured loans. SBA 7(a) loans, of which we are an active originator, consisting of both commercial and real estate loans, comprise approximately 16% of loans outstanding at December 31, 2006, 13% of total loans outstanding at December 31, 2005, and 22% as of December 31, 2004. Due to the strong real estate market, and the inherent nature of community bank loan markets, approximately 94% of the loan portfolio is in real estate secured loans as of December 31, 2006, compared to 95% and 94% for comparable periods in 2005 and 2004, respectively.

Our loan portfolio composition is primarily construction, commercial, SBA, and real estate secured loans. SBA 7(a) loans, of which we are an active originator, comprise approximately 16% of net loans outstanding at December 31, 2006 and 13% of net loans outstanding as of December 31, 2005. Due to the strong real estate market, and the inherent nature of community bank loan markets, approximately 94% of our loan portfolio at December 31, 2006 was in real estate secured loans, compared to 95% at December 31, 2005. At December 31, 2006, approximately 5% of the loans were commercial loans, compared to approximately 3% at December 31, 2005. Even though there is softness in the residential loan market, the rate of loan growth for our bank is projected to be strong due to the addition of the Inland Empire loan production unit, the unguaranteed purchase program, the wholesale SBA program, and growth of our branch system.

The allowance for loan losses was $12.5 million at December 31, 2006, compared to $9.0 million at December 31, 2005. Net charge-offs were $167 thousand in 2006 and $220 thousand in 2005. The provision for loan losses was $3.7 million in 2006 and $2.9 million in 2005. The increase in the provision is a result of our continued strong loan growth. The allowance, as a percentage of net loans outstanding, including loans held-for-sale, was 1.10% and 1.20% at December 31, 2006 and 2005, respectively. The allowance, as a percentage of net loans outstanding, excluding loans held-for-sale, was 1.29% and 1.35% at December 31, 2006 and 2005, respectively.

Federal Funds Sold were $18.2 million at December 31, 2006, compared to $33.2 million at December 31, 2005. The change from 2005 to 2006 is largely attributable to a $30 million decrease in FHLB borrowings, net loans outstanding increasing $46.9 million more than deposits, offset by proceeds from the private placement stock offering, and stock options exercised.

At December 31, 2006, the SBA servicing asset was $8.3 million, the SBA I/O strip receivable was $13.2 million, and the cash surrender value of life insurance was $24.0 million. The SBA I/O strip receivable at December 31, 2006 had an unrealized loss of $296 thousand that decreased its value to $13.2 million. At December 31, 2005, the SBA servicing asset was $8.2 million, the SBA I/O strip receivable was $22.1 million, and the cash surrender value of life insurance was $17.6 million. The SBA I/O strip receivable at December 31, 2005 had an unrealized gain of $706 thousand that increased its value to $22.1 million.

Loan Portfolio

Healthy loan demand in 2006 resulted in a 134.4% increase in commercial loans, a 39.3% increase in construction lending, an 18.7% increase in real estate lending, and a 134.3% increase in SBA loans. At December 31, 2006 and 2005, there were no residential mortgage loans outstanding. Residential mortgage loans outstanding were $2.2 million as of December 31, 2004. We originated brokered loans, totaling $96.7 million in 2006, compared with $75.0 million in 2005, and $105.5 million in 2004. Sales of mortgage loans totaled $13.7 million in 2005 and $45.2 million in 2004. There were no sales of mortgage loans in 2006. The servicing portfolio, which consists of SBA loans sold to other investors, was $480.0 million as of December 31, 2006, compared to $503.2 million as of December 31, 2005, and $440.3 million as of December 31, 2004.

The majority of our loans have floating rates tied to Wall Street Journal or other market rate indicators. This serves to lessen the risk from movement in interest rates, particularly rate increases.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, loans 90 or more days past due and still accruing interest, and Other Real Estate Owned (“OREO”). We had $20.5 million of nonperforming assets as of December 31 2006, of which $11.0 million was guaranteed by the SBA, compared to $10.1 million of nonperforming assets as of December 31, 2005, of which $7.1 million was government guaranteed, and $12.1 million of nonperforming assets as of December 31, 2004, of which $8.4 million was government guaranteed. Much of the increase in nonaccrual loans for 2006 is due to a $5.9 million real estate project located in the North San Diego county coast area. We do not anticipate incurring any loss on this project. There was $1.3 million of OREO at December 31, 2006, of which $638 thousand was guaranteed by the SBA, compared to $2.1 million of OREO at December 31, 2005, of which $604 thousand was guaranteed by the SBA, and $303 thousand of OREO at December 31, 2004, of which $227 thousand was guaranteed by the SBA.

Nonaccrual Loans

Nonaccrual loans, net of the government guaranteed portion, were $8.8 million or 0.77 % of total gross loans as of December 31, 2006, compared to $1.4 million or 0.19 % of total gross loans as of December 31, 2005, and $3.7 million or 0.69% of total gross loans as of December 31, 2004.

Classified Assets

From time to time, our management has reason to believe that certain borrowers may not be able to repay their loans within the parameters of the present repayment terms, even though, in some cases, the loans are current at the time. These loans are graded in the classified loan grades of “substandard” or “doubtful” or “loss” and include most nonperforming loans. Each classified loan is monitored monthly. Classified assets, net of government guarantees, (loans graded as substandard or lower and OREO) at December 31, 2006, 2005, and 2004 were $19.5 million, $5.0 million, and $6.9 million, respectively.

Risk Management

The investment of our funds is primarily in loans, where a greater degree of risk is normally assumed, than in other forms of investments. Sound underwriting of loans and continuing evaluations of the underlying collateral and performance of our borrowers are an integral part in the maintenance of a high level of quality in our total assets. Net loan charge-offs for the year ended December 31, 2006 were $167 thousand or 0.02% of average gross loans outstanding, compared to $220 thousand or 0.03% of average gross loans outstanding, for the year ended December 31, 2005, and $1.1 million or 0.24% of average gross loans outstanding, for the year ended December 31, 2004.

Allowance for Loan Losses

As of December 31, 2006, the balance in the allowance for loan losses was $12.5 million, compared to $9.0 million as of December 31, 2005, and $6.4 million as of December 31, 2004. Risks and uncertainties exist in all lending transactions and even though there have historically been very few charge offs in any category of our loans, loss reserve allocations have been established for each loan category. These allocations are based upon loan type and loan classification, as well as market conditions for the underlying real estate and other collateral, trends in the real estate market, economic uncertainties, and other risks where it is probable that losses may be incurred. In general, there are no loss allocations established for the government guaranteed portion of loans. The allowance for loan losses was 1.10% of total net loans and loans held-for-sale as of December 31, 2006, and 1.20% as of December 31, 2005 and 2004, respectively. The allowance for loan losses was 1.29% of total net loans excluding loans held-for-sale as of December 31, 2006, 1.35% as of December 31, 2005, and 1.29% as of December 31, 2005. The allowance for loan losses as a percentage of gross nonaccrual loans was 65.48% as of December 31, 2006, compared to 113.69% as of December 31, 2005, and 53.92% as of December 31, 2004. The allowance for loan losses to nonperforming loans, net of government guarantees was 142.46% as of December 31, 2006, compared to 629.10% as of December 31, 2005, and 173.88% as of December 31, 2004.

The provision for loan losses charged to operations reflects management's judgment of the allowance for loan losses and is determined through quarterly analytical reviews of the loan portfolio, problem loans, and consideration of such other factors as our bank's loan loss experience, trends in problem loans, concentrations of credit risk, and current economic conditions, as well as the results of our bank's ongoing credit examination process and that of our regulators. As conditions change, our level of provision for loan loss and allowance for loan losses may change.

During the year ended December 31, 2006, we charged off $167 thousand (net of recoveries) to the allowance while providing $3.7 million to the provision for loan losses. During the year ended December 31, 2005, we charged off $220 thousand (net of recoveries) and provided $2.9 million to the provision for loan losses. During the year ended December 31, 2004, we charged off $1.1 million (net of recoveries) and provided $3.8 million to the provision for loan losses. Although we believe that we use the best information available to make determinations of the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

During 2004, 2005, and 2006, net charge offs as a percentage of average loans outstanding were only 0.24%, 0.03%, and 0.02%, respectively. We have established loss reserve allocations for each homogeneous category based upon loan type, as well as specific reserves for special mention and classified loans. Certain loan types may not have incurred charge-offs or have historically had minimal losses, but it is probable that losses may be incurred. We consider trends in delinquencies, potential charge offs by loan type, market for underlying real estate or other collateral, trends in industry types, economic changes and other risks.

Accounting for the Allowance for Loan Losses

Non-homogenous exposures, representing individual credit exposures, are evaluated based upon the borrower's overall financial condition, resources, and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. The allowance for loan losses attributed to these loans is established via a process that begins with estimates of probable losses in the portfolio based upon the present value of the expected future cash flows discounted in the loan's contractual effective rate, the secondary market value of the loan and the discounted fair value of collateral. This analysis includes all special mention, substandard, doubtful, and loss rated loans. The credit administration review and expertise in analyzing and working out these loans is critical to the accuracy of this process.

Each portfolio of homogeneous loans is collectively evaluated for loss potential. The allowance for loan losses is established via a process that begins with estimates of probable incurred losses in the portfolio, based upon various statistical analyses. These include historical credit loss experience, together with analyses that reflect current trends and conditions. The analysis considers general factors such as changes in lending policies and procedures, economic trends, loan volume trends, changes in lending management and staff, trends in delinquencies, nonaccruals and charge-offs, changes in loan review and Board oversight, the effects of competition, legal and regulatory requirements, and factors inherent to each loan pool.

Life Insurance -Cash Surrender Value

  The cash surrender value of life insurance is bank owned life insurance (“BOLI”). The BOLI death benefit provides key man insurance for our bank, as well as providing coverage for the future payments, of the executive Salary Continuation Plan (“SCP”). Currently there are 15 current and previously employed executives covered by BOLI. The BOLI had a balance of $24.0 million at December 31, 2006, compared to $17.6 million at December 31, 2005, and $9.6 million at December 31, 2004. The total death benefit at December 31, 2006 was approximately $49.1 million. The BOLI earnings in 2006, net of mortality cost, were $755 thousand, compared to $507 thousand in 2005, and $281 thousand in 2004. The net earnings of BOLI are tax-free. The SCP expense before tax in 2006 was $654 thousand, compared to $723 thousand in 2005, and $1.1 million in 2004. See the notes in the financial statements for additional information.

Servicing Asset and Interest-Only Strips Receivable

Servicing assets are recognized when loans are sold with servicing retained. Servicing assets are amortized in proportion to and over the period of estimated future net servicing income. The fair value of servicing assets is estimated by discounting the future cash flows at estimated future current market rates for the expected life of the loans. We use industry prepayment statistics in estimating the expected life of the loan. Our management evaluates the servicing asset for impairment quarterly. For purposes of measuring impairment, the future servicing cashflows are stratified based on original term to maturity, the expected life of the loans, and year of origination. The amount of impairment recognized is the amount by which the servicing asset for a stratum exceeds their fair value.

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

The servicing asset represents the value of the contractual servicing fee less adequate compensation. Adequate compensation in the SBA industry have been considered 40 basis points. Therefore, the servicing asset value is based upon the contractual servicing fee of generally 1%, less servicing costs of 40 basis points. When the interest rate retained exceeds the contractual servicing fee, generally 1% for SBA 7(a) loans, the excess over 1% is considered the I/O. At December 31, 2006, 2005, and 2004, we had I/O strips of $13.2 million, $22.1 million, and $24.7 million respectively, which approximate fair value. The interest-only strips are accounted for as available-for-sale securities and recorded at fair value with any unrealized gains or losses recorded in accumulated other comprehensive income, net of tax. Fair value is estimated by discounting estimated future cash flows from the I/O strips using assumptions similar to those used in valuing servicing assets. In addition, we obtain a third party appraisal of fair value on a quarterly basis.

The net servicing asset increased to $8.3 million as of December 31, 2006, compared to $8.2 million as of December 31, 2005, and $7.6 million as of December 31, 2004. The increase reflects the additions due to loan sales during the year ended December 31, 2006 offset by amortization of the servicing asset. The valuation of the servicing asset reflects estimates of the expected life of the underlying loans, which may be adversely affected by higher than expected levels of pay-offs in periods of lower rates or charge-offs in periods of economic difficulty. In addition, when property values increase due to general economic conditions, borrowers have refinancing opportunities available to them which may result in higher prepayment rates. See the footnotes to the financial statements, found elsewhere in this Annual Report, for further information on servicing assets.

Investments/Financial Assets

Federal Home Loan Bank (“FHLB”) stock and FNMA mortgage-backed security, was $3.0 million at December 31, 2006. Federal Reserve Bank and FHLB stock, which are not included in the investment category, was $3.1 million at December 31, 2005 and $2.4 million at December 31, 2004. We had $18.2 million in Fed Funds Sold at December 31, 2006, compared to $33.2 million at December 31, 2005, and $16.8 million at December 31, 2004.

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

For 2006, the ratio of interest-earning assets to total assets was 91.49%, for 2005 it was 87.96% and for 2004 it was 86.09%. Our goal is to maintain at least 90% of our assets as interest-earning. For 2005 and 2004 the ratio remained below that level due to the SBA servicing asset, the related SBA interest-only strip receivable, and the cash surrender value of life insurance. Even though these assets are not considered interest-bearing for net interest margin purposes, they do produce, or are related to, income that is part of non-interest income.

Other Assets

Premises and equipment, accrued interest, and deferred tax assets are the major components of other assets. The changes in these items are as follows:

•
Premises and equipment were $5.5 million, $4.9 million, and $4.4 million as of December 31, 2006, 2005, and 2004, respectively. The increase has mainly been due to upgrades to information technology systems and expansion of the number of branches and loan production offices.

•
Accrued interest was $6.2 million, $3.5 million, and $1.9 million as of December 31, 2006, 2005, and 2004, respectively. The increase in accrued interest is due to the increase in yield on loans from 7.48% for the year ended December 31, 2004 to 9.12% for the year ended December 31, 2005, and 10.12% for the year ended December 31, 2006, as well as the significant increase in loan balances. Average loan balances increased to $922.3 million for 2006, compared to $634.7 million for 2005, and $446.5 million for 2004.

•
Deferred tax assets were $7.8 million, $5.7 million, and $4.4 million as of December 31, 2006, 2005, and 2004, respectively. Over half of the deferred tax asset is due to the tax deductibility timing difference of the provision for loan loss.

Deposits

Sources of Funds

We offer a variety of deposit accounts, having a wide range of interest rates and terms, consisting of demand, savings, money market, and time accounts. We rely primarily on competitive pricing policies, customer service, and referrals to attract and retain these deposits. Deposits were $1.08 billion at December 31, 2006, compared to $742.4 million at December 31, 2005, a $339.1 million or 45.67% increase. Demand deposits decreased 11.5 million, money market and NOW accounts increased $36.5 million, savings decreased $5.1, and certificate of deposits (CD's) increased $319.1 million, of which $47.2 million were brokered deposits. Non interest-bearing demand deposits comprised approximately 13% of deposits at December 31, 2006, compared to 21% at December 31, 2005. The loan to deposit ratio increased to 105.66% at December 31, 2006 from 101.46% at December 31, 2005.

At December 31, 2006, approximately 59% of deposits had balances of $100,000 or more. At December 31, 2006, none of our customers (excluding brokered deposits) had balances that exceeded 2% of our bank’s deposits. Brokered CD deposits were $47.2 million at December 31, 2006. There were no brokered deposits at year end 2005. We prefer core deposits as a source of funds for our loan portfolio. Consequently, we take steps to attract solid core accounts while at the same time maintaining a reasonable funding cost. The core deposit base has grown as a result of the addition of two branches in 2006, one branch in 2005, two branches in 2004, and the continued deposit increases at our five other branches. We will continue to solicit core deposits to diminish reliance on volatile funds.

The increase in certificates of deposits is due to CD promotions during 2004, 2005, and 2006 to fund the rapid loan growth, as well as the creation of a Money Desk Department in 2005. Certificates of deposits balances in the Money Desk Department are deposits from other financial institutions. As of December 31, 2006 these deposits totaled $153.6 million. The following table is a summary of our deposits by type and their percentage of distribution:
	December 31, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
Deposit composition:	(dollars in thousands)
Non Interest-Bearing Demand	$144,525	13%	$155,992	21%
Money Market and NOW	130,357	12%	93,825	13%
Savings	29,781	3%	34,851	5%
Time Deposits, Under $100,000	367,029	34%	217,749	29%
Time Deposits, $100,000 and Over	409,809	38%	240,015	32%
Total Deposits	$1,081,501	100%	$742,432	100%

On November 2, 2006, the FDIC finalized a rule intended to match an institution's deposit insurance premium to the risk an institution poses to the deposit insurance fund. The final regulations adopt a new base schedule of rates that the FDIC Board could adjust up or down, depending on the revenue needs of the insurance fund. The base rates range from 2 to 4 basis points for healthy banks, based on supervisory ratings and financial ratios, and debt ratings for large banks. The new assessment rates will be effective on January 1, 2007 and will vary between five and seven cents per $100 of domestic deposits. We anticipate an increase in the amount we will pay for deposit insurance of approximately $295 thousand during 2007.

Borrowings and Junior Subordinated Debt

We use FHLB borrowings to fund loan demand and to manage liquidity in light of deposit flows. Our borrowing capacity can be used to borrow under various FHLB loan programs, including adjustable and fixed-rate financing, for periods ranging from one day to 30 years, with a variety of interest rate structures available. The borrowing capacity has no commitment fees or cost, requires minimum levels of investment in FHLB stock (we receive dividend income on our investment in FHLB stock), can be withdrawn by the FHLB if there is any significant change in our financial or operating condition, and is conditional upon our compliance with certain agreements covering advances, collateral maintenance, eligibility, and documentation.

We are required to pledge a certain amount of loans with the FHLB for collateralization purposes. As of December 31, 2006, $124.1 million in loans, with an outstanding balance of $112.8 million, was pledged for an aggregate borrowing line of $73.8 million. At December 31, 2006, there were no borrowings from the FHLB. At December 31, 2005, advances from the FHLB were $30.0 million. Our borrowing capacity at the FHLB as of December 31, 2005 was $30.1 million. We had no FHLB advances as of December 31, 2004.

Pursuant to rulings of the Federal Reserve Board, bank holding companies are permitted to issue long-term subordinated debt instruments that will, subject to certain conditions, qualify as and, therefore, augment capital for regulatory purposes. The Subordinated Debentures are subordinated to all of our existing and future borrowings. The table below summarizes the terms of each issuance of our junior subordinated debt securities as of December 31, 2006:

Series	Amount (000’s)	Date Issued	Rate Adjustor	Effective Rate	Maturity Date
Temecula Valley Statutory Trust I	$7,217	June 1, 2002	3-month LIBOR +3.45%	8.82%	2032
Temecula Valley Statutory Trust II	5,155	September 17, 2003	3-month LIBOR +2.95%	8.31%	2033
Temecula Valley Statutory Trust III	8,248	September 20, 2004	3-month LIBOR +2.20%	7.57%	2034
Temecula Valley Statutory Trust IV	8,248	September 29, 2005	3-month LIBOR +1.40%	6.76%	2035
Temecula Valley Statutory Trust V	12,372	September 27, 2006	3-month LIBOR +1.60%	6.96%	2036
Total	$41,240

At our company, the trust preferred borrowing can be treated as tier one capital up to 25% of total tier one capital, with the remainder treated as tier two capital. As of December 31, 2006, 2005, and 2004 we have included $31.1 million of the net junior subordinated debt in our Tier I capital for regulatory capital purposes. The remaining amount qualifies for Tier II capital treatment.

Capital

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

On November 21, 2006, we completed a private placement stock offering of 1,400,569 shares of common stock, no par value, to institutional and individual investors including employees, officers, and directors of our company or our bank, and our company's employee stock ownership plan (“ESOP”). The purchase price was $21.31 per share for the 64,139 shares sold to 19 employees, officers, and directors of our company or our bank, and our ESOP. The purchase price for the remaining 1,336,430 shares sold to other investors was $19.00 per share.

Pursuant to NASDAQ Rule 4350(i)(1)(A), the issuance of common stock by us to our officers, directors, employees, or consultants in a private placement at a price less than the market value of the stock is considered a form of "equity compensation" and would have required shareholder approval. For purposes of NASDAQ Rule 4350(i)(1)(A), market value is the closing bid price immediately preceding the time we entered into a binding agreement to issue the securities. In order to complete the private placement within the desired timeframe, we chose to proceed without seeking to obtain prior shareholder approval and instead sold the shares to employees, officers, and directors at market value or $21.31 per share.

We paid approximately $0.95 per share commission to our placement agents on shares sold in this private placement, although we paid a reduced commission of approximately $0.53 per share on 64,139 shares sold to our employees, officers, directors, and our ESOP. The sale resulted in net proceeds of approximately $25.1 million.

The proceeds we received in the private placement will be used to fund our growth to the extent growth in retained earnings is insufficient to satisfy regulatory requirements for additional capital, if necessary, in connection with loan concentrations, and to possibly pay down up to $7.0 million in higher cost trust preferred securities.

The placement was made under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder, to accredited and sophisticated purchasers.

A registration statement covering the resale of the shares of common stock issued in the placement under Registration No. 333-139908 became effective February 21, 2007.

Total capital was $103.3 million at December 31, 2006 and $58.2 million at December 31, 2005. For 2006, the $45.1 million, or 77.49% increase, consisted of $16.9 million of net income, a reduction of $172 thousand in other comprehensive income, $2.5 million on the exercise of stock options, $1.1 million of stock-based compensation expense, and $25.1 million of proceeds from a private placement stock offering. For 2005, the $15.3 million, or increase of 35.61%, consisted of $14.0 million of net income, $409 thousand of other comprehensive income, and $916 thousand on the exercise of stock options. Our average equity to average assets ratio was 6.88%, 6.96%, and 6.93% at December 31, 2006, 2005, and 2004, respectively.

Since 1998, there have been three two-for-one stock splits to shareholders, the last one declared in December 2003. Whether or not stock dividends, or any cash dividends, will be paid in the future will be determined by our Board of Directors after consideration of various factors. Our company's and our bank's profitability and regulatory capital ratios, in addition to other financial conditions, will be key factors considered by our Board of Directors in making such determinations regarding the payment of dividends.

Total risk based capital was 12.40% and tier one leverage capital was 11.42% at December 31, 2006, compared to 11.02% and 9.28% at December 31, 2005. At December 31, 2006 and 2005 our bank was within the regulatory “well capitalized” category.

At the end of 2006 and 2005, all bank capital ratios were above all current Federal capital guidelines for a "well capitalized" bank. Our management considers capital requirements as part of our strategic planning process. The strategic plan calls for continuing increases in assets and liabilities, and the capital required may therefore be in excess of retained earnings. The ability to obtain capital is dependent upon the capital markets as well as performance of our company. Our management regularly evaluates sources of capital and the timing required to meet our strategic objectives.

The following tables present the regulatory standards for well capitalized institutions and the capital ratios for our company and our bank at December 31, 2006, 2005, and 2004.

	Minimum Required for Capital Adequacy Purposes	Actual Ratio December 31
Temecula Valley Bancorp		2006	2005	2004
Tier 1 leverage	4.0%	11.4%	9.3%	9.2%
Tier 1 risk-based capital	4.0%	10.9%	8.9%	9.7%
Total risk-based capital	8.0%	12.4%	11.0%	11.8%

	Minimum Required for Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio December 31
Temecula Valley Bank			2006	2005	2004
Tier 1 leverage	4.0%	5.0%	11.2%	10.2%	10.0%
Tier 1 risk-based capital	4.0%	6.0%	10.7%	9.8%	10.5%
Total risk-based capital	8.0%	10.0%	11.7%	10.8%	11.6%

In December 2006, the federal banking agencies issued final guidance to reinforce sound risk management practices for bank holding companies and banks in commercial real estate (“CRE”) loans. The guidance establishes CRE concentration thresholds as criteria for examiners to identify CRE concentration that may warrant further analysis. The implementation of these guidelines could result in increased reserves and capital costs for banks with “CRE concentration”. We believe that our CRE portfolio as of December 31, 2006 does not have the risks associated with high CRE concentration due to mitigating factors, including low loan-to-value ratios, adequate debt coverage ratios, and a wide variety of property types.

Liquidity Management

Our cash position is determined on a daily basis. On a monthly basis, our Board reviews our liquidity position. One analysis measures the liquidity gap. Our guidelines state a 2% positive liquidity gap position should be maintained. At December 31, 2006, the liquidity gap position was 14.57%. Another analysis measures an industry standard liquidity ratio. Our guidelines state a 10% ratio or more should be maintained. At December 31, 2006 the ratio was 18.94%.

Our primary sources of liquidity are derived from growth in customer deposits and financing activities which includes Federal Funds lines of credit at correspondent banks and Federal Home Loan Bank (“FHLB”) advances. We maintain Federal Funds lines of credit of $38.0 million for short-term liquidity. In addition, we have created a borrowing capacity at the FHLB that fluctuates with loan balances pledged as collateral. At December 31, 2006, our borrowing capacity with the FHLB was $73.8 million and at December 31, 2005 was $30.1 million. These funding sources are augmented by payments of principal and interest on loans, and sales and participations of eligible loans. Primary uses of funds include withdrawal of deposits, interest paid on deposits and borrowings, originations of loans, and payment of operating expenses. We believe our liquidity sources to be stable and adequate. At December 31, 2006, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

Banks are in the business of managing money. Consequently, funds management is essential to the ongoing profitability of a bank. A bank must attract funds at a reasonable rate and deploy the funds at an appropriate rate of return, while taking into account risk factors, interest rates, short- and long-term liquidity positions, and profitability needs. Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers' credit needs and ongoing repayment of borrowings. Our liquidity is actively managed on a daily basis and reviewed monthly by our Board of Directors.

We experienced net cash used by operating activities of $62.5 million during the 2006, $25.6 million during 2005, and $5.2 million during 2004.

Net cash used by investing activities of $304.7 million during 2006, $192.8 million during 2005, and $163.7 million during 2004. The outflow in 2006 is attributed to the growth in our loan portfolio in excess of proceeds from principal repayments on loans held for investment, as well as the purchase of the unguaranteed portion of 7(a) loans.

We experienced net cash provided by financing activities of $349.1 million during 2006, $246.8 million during 2005, and $161.2 million during 2004. The inflow in 2006 is attributable to the increases in time deposits, the issuance of a junior subordinated debt security, and proceeds from a private placement stock offering.

The liquidity of our parent company is primarily dependent on the payment of cash dividends by our bank, subject to restrictions set forth by California Banking Law as well as other regulatory instructions. For the year ended December 31, 2006, 2005, and 2004, no dividends were paid by our bank to our company.

Contractual Obligations and Commitments

At December 31, 2006, we had commitments to extend credit of $398.4 million and obligations under letters of credit of $3.5 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance-sheet instruments, which consist of evaluating customers' creditworthiness individually.

Standby letters of credit are conditional commitments issued by us to guarantee the financial performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. When deemed necessary, we hold appropriate collateral supporting those commitments. We do not anticipate any material losses as a result of these transactions.

The following tables set forth the maturities of our outstanding financial commitments as of December 31, 2006 and 2005.

Maturities for Loan Commitments and Related Financial Instruments as of December 31, 2006
		Maturity by period
		One year	More than 1	More than 3	More than
	Total	or less	year to 3 years	years to 5 years	5 years
	(dollars in thousands)
Commitments to Extend Credit	$398,354	$290,719	$66,311	$1,172	$40,152
Letters of Credit	3,514	3,130	384	-	-
Loan Commitments Outstanding	401,868	293,849	66,695	1,172	40,152

FHLB Advances	-	-	-	-	-
Junior Subordinated Debt	41,240	-	-	-	41,240
Operating Lease Obligations	5,492	1,831	2,401	879	381
Other Commitments Outstanding	46,732	1,831	2,401	879	41,621
Total Outstanding Commitments	$448,600	$295,680	$69,096	$2,051	$81,773

Maturities for Loan Commitments and Related Financial Instruments as of December 31, 2005
		Maturity by period
		One year	More than 1	More than 3	More than
	Total	or less	year to 3 years	years to 5 years	5 years
	(dollars in thousands)
Commitments to Extend Credit	$381,603	$249,368	$83,953	$627	$47,655
Letters of Credit	4,775	4,630	3	-	142
Loan Commitments Outstanding	386,378	253,998	83,956	627	47,797

FHLB Advances	30,000	30,000	-	-	-
Junior Subordinated Debt	28,868	-	-	-	28,868
Operating Lease Obligations	5,527	1,587	2,500	908	532
Other Commitments Outstanding	64,395	31,587	2,500	908	29,400
Total Outstanding Commitments	$450,773	$285,585	$86,456	$1,535	$77,197

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

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Significant accounting policies followed by our company are presented in Note A to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the allowance for loan losses, for stock option expense, SBA servicing assets, and SBA I/O strips to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not currently engage in trading activities or use derivative instruments to control interest rate risk, even though such activities may be permitted with the approval of our Board. We are most affected by interest rate risk. For a further discussion of this risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Risk Management” included in this report. Other types of market risk, such as foreign currency exchange risk, equity price risk and commodity price risk, are not significant to us in the normal course of our business activities.

Market risk is the possible chance of loss from unfavorable changes in market prices and rates. These changes may result in a reduction of current and future period net interest income, which is the favorable spread earned from the excess of interest income on interest-earning assets over interest expense on interest-bearing liabilities.

Asset/Liability Management

Interest rate risk ("IRR") and credit risk are the two greatest sources of financial exposure for insured financial institutions. IRR represents the impact that changes in absolute and relative levels of market interest rates may have upon our net interest income ("NII"). Changes in the NII are the result of changes in the net interest spread between interest-earning assets and interest-bearing liabilities (timing risk), the relationship between various rates (basis risk), and changes in the shape of the yield curve.

We realize a significant portion of our income from the differential or spread between the interest earned on loans, investments, other interest-earning assets, and the interest incurred on deposits and borrowings. The volumes and yields on loans, deposits, and borrowings are affected by market interest rates. As of December 31, 2006, approximately 95% of our loan portfolio was tied to adjustable rate indices. The majority of the adjustable rate loans are tied to the Wall Street Journal prime rate and reprice immediately. The exception is 7(a) loans, which reprice on the first day of the subsequent quarter after a change in prime. As of December 31, 2006, approximately 72% of our deposits were time deposits with a stated maturity (generally one year or less) and a fixed rate of interest. As of December 31, 2006, 100% of our junior subordinated debt was floating rate with a remaining term of 25-30 years.

Changes in the market level of interest rates directly and immediately affect our interest spread, and therefore profitability. Sharp and significant changes to market rates can cause the interest spread to shrink or expand significantly in the near term, principally because of the timing differences between the adjustable rate loans and the maturities (and therefore repricing) of the deposits and borrowings.

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

The following shows our projected net interest income sensitivity for 2007 based on asset and liability levels using the December 31, 2006 net interest income as a starting point. For purposes of this table, there is assumed to be zero growth in loans, investments, deposits, or other components of the balance sheet. At December 31, 2006, our internal prime rate was 10.25% and Wall Street Journal prime rate was 8.25%.

Changes in		Projected Net	Change from	% Change from
Rates		Interest Income	Base Case	base Case
(dollars in thousands)
+300	bp	$49,539	$(13,971)	(22.00%	)
+200	bp	53,980	(9,530)	(15.01%	)
+100	bp	58,645	(4,865)	(7.66%	)
0	bp	63,510	-	0.00%
-100	bp	68,946	5,436	8.56%
-200	bp	74,368	10,858	17.10%
-300	bp	79,773	16,263	25.61%

In the model, a rising rate environment will increase net interest income (NII) from a flat rate environment. A lower rate environment will decrease net interest income. The analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon various assumptions. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategy. While the assumptions are developed upon current economic and market conditions, we cannot make any assurances as to the predictive nature of these assumptions. Furthermore, the sensitivity analysis does not reflect actions our Board might take in responding to or anticipating changes in interest rates.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of our company, including the “Report of Independent Registered Public Accounting Firm” of our two independent registered public accountants are included in this report immediately following Part IV.

ITEM 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In April 2005, Vavrinek, Trine, Day & Co., LLP (“Vavrinek”) resigned as our company’s independent auditors. The resignation was prompted by the fact that, by mutual agreement between us and Vavrinek, it would be prudent to engage a firm with more resources to match our anticipated growth and operating complexity as well as a firm with several accelerated filer clients with stock that is publicly traded. This decision was approved by our Audit Committee and our Board. During the time we engaged Vavrinek, including our fiscal year ended December 31, 2004, Vavrinek has never issued to us an adverse opinion or a disclaimer of opinion, and none of Vavrinek’s opinions during such periods were qualified or modified as to uncertainty, audit scope or accounting principals. Moreover, during the time we engaged Vavrinek, including our fiscal years ended December 31, 2003 and 2004, there has never been, at any time, any disagreements on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure with disagreement(s), if not resolved to the satisfaction of Vavrinek, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

The decision to change accountants was recommended by the Audit Committee and approved by our Board of Directors. On August 31, 2005, Crowe Chizek and Company LLP was engaged as the independent auditors for our company upon the approval of our Audit Committee.

ITEM 9A:    CONTROLS AND PROCEDURES

As of December 31, 2006, we carried out an evaluation under the supervision and with the participation of our management, including our company’s chief executive officer and our company’s chief financial officer of the effectiveness and design of our “disclosure controls and procedures,” pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of December 31, 2006. There have been no significant changes in our internal controls that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report On Internal Control Over Financial Reporting

Management of our company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance to our company’s management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management believes that our company’s internal control over financial reporting was effective as of December 31, 2006.

Our company’s independent registered public accounting firm has audited our management’s assessment of our company’s internal control over financial reporting as of December 31, 2006. The report by Crowe Chizek and Company, LLP on management’s assessment of our company’s internal control over financial reporting appears on page 60 of this Form 10-K.

ITEM 9B:     OTHER INFORMATION

None
PART III

ITEM 10:     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the fiscal year covered by this Annual Report ("our Proxy Statement") under the caption “Information About Officers and Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance." If our proxy statement is not filed within such 120 day period, the information will be included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

With regard to Item 406, we have adopted a Code of Business Conduct and Ethics that applies to its principal executive officer, principal financial officer and controller. The policy may be viewed at our website at www.temvalbank.com. Neither our website, nor the hyperlinks within our website are incorporated into this document.

ITEM 11:    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our Proxy Statement for the 2007 Annual Meeting of Shareholders under the caption "Executive Officer Compensation and Analysis" and “Director Compensation”. If our proxy statement is not filed within such 120 day period, the information will be included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

 ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT AND RELATED STOCKHOLDER MATTERS

    The information required by this Item is incorporated by reference our Proxy Statement for the 2007 Annual Meeting of Shareholders under the caption "Beneficial Ownership" and “Securities Authorized for Issuance Under Equity Compensation Plans”. If our proxy statement is not filed within such 120 day period, the information will be included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our Proxy Statement for the 2007 Annual Meeting of Shareholders under the caption "Certain Relationships and Other Transactions." If our proxy statement is not filed within such 120 day period, the information will be included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

ITEM 14:    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our Proxy Statement for the 2007 Annual Meeting of Shareholders under the caption "Independent Registered Public Accounting Firm Fees and Services." If our proxy statement is not filed within such 120 day period, the information will ne included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

PART IV

ITEM 15:    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1), (a)(2) and (c) Financial Statements and Financial Statement Schedules

Reference is made to the financial statements listed on and attached in Item 8 contained at page 55 of this Form 10-K. Financial Statement Schedules have been omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes.

(a)(3) and (b)  Exhibits

Reference is made to the exhibits listed on the Index to Exhibits that follows the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEMECULA VALLEY BANCORP INC.

Date: March 13, 2007	By:	/s/ Stephen H. Wacknitz

Stephen H. Wacknitz, President/CEO, Chairman of the Board

By:	/s/ Donald A. Pitcher

Donald A. Pitcher, Executive Vice President Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven W. Aichle	Director	March 13, 2007
Dr. Steven W. Aichle

/s/ Dr. Robert P. Beck	Director	March 13, 2007
Dr. Robert P. Beck

/s/ Neil M. Cleveland	Director	March 13, 2007
Neil M. Cleveland

/s/ George Cossolias	Director	March 13, 2007
George Cossolias

/s/ Luther J. Mohr	Director	March 13, 2007
Luther J. Mohr

/s/ Stephen H. Wacknitz	Chairman	March 13, 2007
Stephen H. Wacknitz

/s/ Richard W. Wright	Director	March 13, 2007
Richard W. Wright

EXHIBIT LIST
Exhibit
10.20	Amended and Restated Salary Continuation Agreement between Temecula Valley Bank and Scott J. Word entered into December 29, 2006.

10.24	Amended and Restated Split Dollar Agreement between Temecula Valley Bank and Scott J. Word entered into December 29, 2006.

10.27	Amended and Restated Salary Continuation Agreement between Temecula Valley Bank and Thomas M. Shepherd entered into December 29, 2006.

10.28	Amended and Restated Split Dollar Agreement between Temecula Valley Bank and Thomas M. Shepherd entered into December 29, 2006.

10.29	Amended and Restated Salary Continuation Agreement between Temecula Valley Bank and Donald A. Pitcher entered into December 29, 2006.

10.30	Amended and Restated Split Dollar Agreement between Temecula Valley Bank and Donald A. Pitcher entered into December 29, 2006.

10.45	Executive Supplemental Compensation Agreement between Temecula Valley Bank and James W. Andrews entered into December 29, 2006.

10.46	Split Dollar Agreement between Temecula Valley Bank and James W. Andrews entered into December 29, 2006.

10.47	First Amendment dated December 29, 2006 to the Split Dollar Agreement between Temecula Valley Bank and William H. McGaughey dated June 1, 2006.

10.48	Executive Supplemental Compensation Agreement between Temecula Valley Bank and Martin E. Plourd entered into December 29, 2006.

10.49	Split Dollar Agreement between Temecula Valley Bank and Martin E. Plourd entered into December 29, 2006.

10.50	Executive Supplemental Compensation Agreement between Temecula Valley Bank and Frank Basirico, Jr. entered into December 29, 2006.

10.51	Split Dollar Agreement between Temecula Valley Bank and Frank Basirico, Jr.entered into December 29, 2006.

23.1	Consent of Independent Registered Public Accountants.

23.2	Consent of Independent Registered Public Accountants.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Temecula Valley Bancorp Inc. and Subsidiary
Temecula, California

We have audited the accompanying consolidated statements of financial condition of Temecula Valley Bancorp Inc. and Subsidiary (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended. We have also audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, included in Item 9a of Form 10-K, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the account principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Temecula Valley Bancorp Inc. and Subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note A to the Consolidated Financial Statements, the Company adopted new accounting guidance which impacts the accounting for stock options.

Crowe Chizek and Company LLP
Oak Brook, Illinois
March 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Temecula Valley Bancorp Inc. and Subsidiary

We have audited the accompanying consolidated statement of financial condition of Temecula Valley Bancorp Inc. and Subsidiary as of December 31, 2004 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Temecula Valley Bancorp Inc. and Subsidiary as of December 31, 2004, and the results of its operations and its cash flows for the year then ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Vavrinek, Trine, Day & Co., LLP

Laguna Hills, California
March 23, 2005

TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share data)
December 31,
ASSETS	2006	2005
Cash and Due from Banks	$15,190	$18,312
Interest-bearing deposits in financial institutions	99	-
Federal Funds Sold	18,180	33,200
TOTAL CASH AND CASH EQUIVALENTS	33,469	51,512

FNMA Mortgage-backed securities HTM (fair value of $1,029)	1,019	-

Loans Held-for-Sale	173,120	82,813
Loans:
Commercial	59,663	25,457
Real Estate - Construction	462,562	332,184
Real Estate - Other	294,220	248,026
SBA	152,980	65,294
Consumer and other	3,684	4,320
TOTAL LOANS HELD IN PORTFOLIO	973,109	675,281
Net Deferred Loan Fees	(3,536)	(4,848)
Allowance for Loan Losses	(12,522)	(9,039)
TOTAL NET LOANS HELD IN PORTFOLIO	957,051	661,394

Federal Reserve and Federal Home Loan Bank Stock, at Cost	1,996	3,099
Premises and Equipment	5,492	4,885
Other Real Estate Owned	1,255	2,111
Cash Surrender Value of Life Insurance	24,036	17,591
Deferred Tax Assets	8,480	5,744
SBA Servicing Assets	8,288	8,169
SBA Interest-Only Strips Receivable	13,215	22,068
Accrued Interest Receivable	6,155	3,471
Other Assets	4,613	6,131
TOTAL ASSETS	$1,238,189	$868,988

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non Interest-Bearing Demand	$144,525	$155,992
Money Market and NOW	130,357	93,825
Savings	29,781	34,851
Time Deposits, Under $100,000	367,029	217,749
Time Deposits, $100,000 and Over	409,809	240,015
TOTAL DEPOSITS	1,081,501	742,432

FHLB Advances	-	30,000
Accrued Interest Payable	2,094	957
Junior Subordinated Debt	41,240	28,868
Other Liabilities	10,091	8,550
TOTAL LIABILITIES	1,134,926	810,807
Shareholders' Equity:
Common Stock No Par Value; 40,000,000 Shares
Authorized; 10,586,659 and 8,897,697 Shares Issued
and Outstanding at December 31, 2006 and December 31, 2005	46,383	17,640
Accumulated other comprehensive income (loss)	(172)	409
Retained Earnings	57,052	40,132
TOTAL SHAREHOLDERS' EQUITY	103,263	58,181
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,238,189	$868,988
See accompanying notes to the consolidated financial statements

TEMECULA VALLEY BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, and 2004
(in thousands, except share and per share data)
INTEREST INCOME	2006	2005	2004
Loans, including fees	$93,378	$57,880	$33,502
Interest-bearing deposits in financial institutions	3	-	-
Federal Funds Sold	829	239	111
Securities	19	6	2
TOTAL INTEREST INCOME	94,229	58,125	33,615
INTEREST EXPENSE
Money Market and NOW	2,773	961	501
Savings Deposits	122	141	186
Time Deposits	28,819	11,848	4,909
Junior Subordinated Debt Securities and Other Borrowings	2,735	1,634	819
TOTAL INTEREST EXPENSE	34,449	14,584	6,415
NET INTEREST INCOME	59,780	43,541	27,200
Provision for Loan Losses	3,650	2,897	3,821
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	56,130	40,644	23,379
NON INTEREST INCOME
Service Charges and Fees	618	604	668
Gain on Sale of Loans	13,165	13,391	18,858
Gain (Loss) on Other Assets and Other Real Estate Owned	67	(22)	(68)
Servicing Income (loss)	(2,615)	2,638	2,500
Loan Broker Income	4,314	3,391	3,468
Loan Related Income	2,216	2,392	2,377
Other Income	1,679	1,428	895
TOTAL NON INTEREST INCOME	19,444	23,822	28,698
NON INTEREST EXPENSE
Salaries and Employee Benefits	31,989	26,971	22,515
Occupancy Expenses	3,035	2,428	1,725
Furniture and Equipment	1,719	1,512	1,136
Data Processing	1,265	1,127	1,015
Marketing and Business Promotion	971	1,122	968
Legal and Professional	1,143	1,055	705
Regulatory Assessments	185	246	176
Travel & Entertainment	1,125	948	704
Loan Related Expense	2,367	2,138	1,764
Office Expenses	2,596	2,677	2,237
Other Expenses	596	403	1,018
TOTAL NON INTEREST EXPENSE	46,991	40,627	33,963
INCOME BEFORE INCOME TAX EXPENSE	28,583	23,839	18,114
Income Tax expense	11,663	9,886	7,536
NET INCOME	$16,920	$13,953	$10,578
Per Share Data :
Net Income - Basic	$1.83	$1.58	$1.24
Net Income - Diluted	$1.73	$1.46	$1.13

See accompanying notes to the consolidated financial statements

TEMECULA VALLEY BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, and 2004
					Accumulated
			Common		Other
	Comprehensive		Stock	Retained	Comprehensive
	Income	Shares	& Surplus	Earnings	Income	Total
(in thousands, except share and per share data)
Balance at January 1, 2004		8,152	$14,082	$15,601	$-	$29,683
Exercise of Stock Options,
Including the Realization of Tax Benefits of $968		601	2,642			2,642
Net Income				10,578		10,578
Balance at December 31, 2004		8,753	$16,724	$26,179	$-	$42,903
Exercise of Stock Options,
Including the Realization of Tax Benefits of $40		145	916			916
Net Income	13,953			13,953		13,953
Other comprehensive income(loss), net	409				409	409
Total comprehensive income	$14,362
Balance at December 31, 2005		8,898	$17,640	$40,132	$409	$58,181
Exercise of Stock Options,
Including the Realization of Tax Benefits of $1,379		288	2,493			2,493
Private Placement Stock Offering, Net of offering costs		1,401	25,137			25,137
Stock-based compensation			1,113			1,113
Net Income	16,920			16,920		16,920
Other comprehensive income (loss), net	(581)				(581)	(581)
Total comprehensive income	$16,339
Balance at December 31, 2006		10,587	$46,383	$57,052	$(172)	$103,263

See accompanying notes to the consolidated financial statements

TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, and 2004
	2006	2005	2004
OPERATING ACTIVITIES	(dollars in thousands)
Net Income	$16,920	$13,953	$10,578
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:			`
Provision for Loan Losses	3,650	2,897	3,821
Depreciation and Amortization	13,139	8,639	6,971
Amortization of debt issuance cost	70	70	75
Net amortization(accretion) of securities	10	-	-
Net Change in deferred loan origination fees	(1,312)	(1,145)	(1,406)
Provision for Deferred Taxes	(2,314)	(1,670)	(1,978)
Gain on Sale of Loans	(13,165)	(13,391)	(18,858)
Loans Originated for Sale	(250,846)	(209,936)	(265,250)
Proceeds from Loan Sales	173,704	176,919	259,285
Loss (Gain) on Sale of Other Real Estate Owned	(75)	26	73
Share-based compensation expense	1,113	-	-
Net Increase in Cash Surrender Value of Life Insurance	(745)	(507)	(317)
Federal Home Loan Bank Stock Dividends	(97)	(69)	(40)
Net Change in Accrued Interest, Other Assets and Other Liabilities	(2,433)	(1,429)	1,882
NET CASH USED IN OPERATING ACTIVITIES	(62,381)	(25,643)	(5,164)

INVESTING ACTIVITIES
Purchases of Held-to-Maturity Investments	(2,230)	(1,194)	(998)
Proceeds from Maturities of Held-to-Maturity Securities	1,201	1,200	1,000
Purchases of Federal Reserve and Federal Home Loan Bank Stock	(45)	(652)	(1,193)
Proceeds from Sale of Federal Reserve Bank Stock	1,245	-	-
Net Increase in Loans	(166,790)	(183,664)	(157,465)
Purchase of loans	(133,336)	-	-
Purchases of Premises and Equipment	(2,271)	(1,727)	(3,009)
Proceeds from Sale of Premises and Equipment	131	129	49
Purchase of Cash Surrender Value Life Insurance	(5,700)	(7,490)	(3,572)
Proceeds from Sale of Other Real Estate Owned	3,062	647	1,519
NET CASH USED IN INVESTING ACTIVITIES	(304,733)	(192,751)	(163,669)

FINANCING ACTIVITIES
Net Increase in Demand Deposits and Savings Accounts	19,995	30,908	44,873
Net Increase in Time Deposits	319,074	176,757	106,407
Net Change in Federal Home Loan Bank Advances	(30,000)	30,000	-
Proceeds from Issuance of Junior Subordinated Debt Securities	12,372	8,248	8,248
Proceeds from Private Placement Stock Offering, net	25,137	-	-
Proceeds from Exercise of Stock Options	1,114	876	1,674
Excess tax benefits from Exercise of Stock Options	1,379	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	349,071	246,789	161,202

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,043)	28,395	(7,631)
Cash and Cash Equivalents at Beginning of Year	51,512	23,117	30,748
CASH AND CASH EQUIVALENTS AT END OF YEAR	$33,469	$51,512	$23,117
Supplemental Disclosures of Cash Flow Information:
Interest Paid	$33,312	$14,032	$6,287
Income Taxes Paid, net of refunds	$9,307	$13,794	$8,469
Transfer of Loans to Other Real Estate Owned	$2,131	$2,482	$1,410

See accompanying notes to the consolidated financial statements

TEMECULA VALLEY BANCORP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, and 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

On June 3, 2002, Temecula Valley Bancorp Inc. acquired all the outstanding shares of Temecula Valley Bank by issuing 7,346,406 shares of common stock in exchange for the surrender of all outstanding shares of Temecula Valley Bank’s common stock. There was no cash involved in this transaction. The acquisition was accounted for as a reverse merger. The consolidated financial statements contained herein have been restated to give full effect to this transaction. The consolidated financial statements include the accounts of Temecula Valley Bancorp Inc. ("company" or “our company” or “our holding company”), and its wholly-owned subsidiary, Temecula Valley Bank ("bank" or “our bank”), collectively referred to herein as the “Company”. Unless the context indicates otherwise, all references in this report to “we”, “us”, and “our” refer to our company and our bank on a consolidated basis. All significant intercompany transactions have been eliminated.

Nature of Operations

We have been organized as a single operating segment and operate ten full-service banking offices located in Carlsbad, Corona, El Cajon, Escondido, Fallbrook, Murrieta, Ontario, Solana Beach, and the Rancho Bernardo area of San Diego. We also operate loan production offices throughout the United States. Those in Encinitas, Fallbrook, and Temecula, California principally generate construction and/or mortgage loans. The loan production offices located in Corona (serving Southern California) and San Rafael (serving Northern California), California focus on construction lending. As a Nationwide Preferred Lender, we have SBA loan production offices currently operating in the following states: Arizona, California, Colorado, Florida, Indiana, Nebraska, Nevada, Ohio, Oregon, Texas, and Washington.

On January 10, 2007, we announced plans to close loan production offices located in the northeast and southeast areas of the country. It is anticipated that this reorganization will result in cost savings greater than the income generated from the closed offices. As a result, we will place greater emphasis and resources on generating SBA loans in the mid and western United States.

Our primary sources of revenue are providing loans to customers, who are predominately small and middle-market businesses and individuals, and originating government guaranteed loans for sale to institutional investors in the secondary market. We also generate fee income by servicing the government guaranteed loans.

Use of Estimates in the Preparation of Financial Statements

We prepare our financial statements, in conformity with U.S. generally accepted accounting principles, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates associated with the allowance for loan losses, SBA servicing assets, and SBA interest-only strips receivable are particularly susceptible to change. Actual results could differ from those estimates.

Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks, interest-earning deposits in other financial institutions, and federal funds sold. Generally, federal funds are sold for one day periods. Net cash flows are reported for customer loan and deposit transactions, as well as Federal Home Loan Bank advances.

Cash and Due From Banks

Prior to our withdrawal as a Federal Reserve Bank member in July 2006, we were required to maintain a percentage of our deposits as reserves in cash or on deposit with the Federal Reserve Bank. The average daily reserve requirement as of December 31, 2006 was zero. The average daily reserve requirement as of December 31, 2005 was $13.4 million. We complied with the reserve requirements as of December 31, 2006 and 2005.

We maintain amounts with due from banks which at times exceed federally insured limits. We have not experienced any losses in such accounts.

Investment Securities

Debt securities, for which we have the positive intent and ability to hold to maturity, are reported at cost adjusted for premiums and discounts that are recognized in interest income, using the interest method over the period to maturity. Investments not classified as trading securities nor as held-to-maturity securities are classified as available-for-sale securities and recorded at fair value. Unrealized gains or losses on available-for-sale securities are reported as a separate component of other comprehensive income included in shareholders’ equity, net of taxes. Available-for-sale and held-to-maturity securities are assessed at each reporting date to determine whether there is an other-than-temporary impairment.

Impairments, if any, are required to be recognized in current earnings rather than as a separate component of shareholders’ equity. In estimating other-than-temporary losses, our management considers: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and our ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. Realized gains or losses on sales of held-to-maturity or available-for-sale securities are recorded using the specific identification method.

At December 31, 2006, our FNMA mortgage-backed security, with an amortized cost and fair value of $1.0 million, was classified as held-to-maturity. This security was purchased on November 8, 2006 and matures in 2036.

Loans Held-for-Sale

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

Loans

Loans receivable, that we have the intent and ability to hold for the foreseeable future or until maturity or payoff, are reported at their outstanding unpaid principal balances reduced by any charge-offs or allowance for loan losses and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans. Interest income is accrued on the unpaid principal balance. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

The accrual of interest on impaired loans is discontinued when, in our opinion, the borrower may be unable to meet payments as they become due or is 90 days or more past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

Purchased Loans

In April 2006, we began purchasing participations in the unguaranteed portions of SBA 7(a) loans to be held in our loan portfolio (“purchase program”). The purchase program has low acquisition costs and enables us to further leverage our SBA expertise. The participations are purchased based upon their payment history and other selected underwriting criteria.  We feel that the addition of the purchase program will enable us to further diversify our loan portfolio by adding more small business borrowers who are located throughout the United States. At December 31, 2006, we had $120.3 million in outstanding participation balances. The participations are purchased from other financial institutions that are eligible to participate in the SBA 7(a) program. The participation agreements are tri-party agreements among the selling financial institution, the SBA and us.

    In September 2006, we began a wholesale SBA program. The wholesale SBA program currently plans to source its loans primarily from real estate mortgage brokers. The wholesale program primarily participates in the SBA 504 program and similar products provided by the secondary market. Our primary sources of income will be construction loan fees, interest income, premiums from loan sales, and loan referral fees. The wholesale SBA program does not add any new products and uses loan referral sources that are already used by our bank.  However, it will use mortgage brokers as its primary source of business, whereby our current SBA business development officers use a number of different sources.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses established through charges to earnings in the form of a provision for loan losses. Loan losses are charged against the allowance when we believe the uncollectibility of a loan balance is confirmed. Subsequently, recoveries are credited to the allowance.

Quarterly detailed reviews are performed to identify the risks inherent in the loan portfolio, assess the overall quality of our loan portfolio and the related provision for loan losses to be charged to expense. Our analysis considers general factors such as evaluation of collateral securing the credit, changes in lending policies and procedures, economic trends, loan volume trends, changes in lending management and staff, trends in delinquencies, nonaccruals and charge-offs, changes in loan review and Board oversight, the effects of competition, legal and regulatory requirements, and factors inherent to each loan pool. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged-off.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Servicing Assets and Interest-Only Strips Receivable

Servicing assets represent the allocated value of retained servicing rights on loans sold. Servicing assets are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on stratifying the underlying financial assets by date of origination and term. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment, if temporary, of a grouping is reported as a valuation allowance, to the extent that fair value is less than the capitalized amount for the grouping. The portion of servicing fees in excess of the contractual servicing fees is reflected as interest-only (I/O) strips receivable, which are classified as available-for-sale and are carried at fair value.

Rights to future interest income from serviced loans that exceed contractually specified servicing fees are classified as interest-only strips. The interest-only strips are classified as available-for-sale and recorded at fair value with any unrealized gains or losses recorded through other comprehensive income in the period of change of fair value. Declines in fair value of I/O strips below their cost that are other than temporary are reflected as realized losses through the income statement. In estimating other-than-temporary losses, management considers the length of time and extent that fair value has been less than cost. In addition, management analyzes the underlying assumptions that caused the unrealized loss and the likelihood of such assumptions to recover to levels used to determine the amortized cost basis.

Loan Sales Recognition

Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Under this statement transfers of financial assets are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from our company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and our company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

To calculate the gain (loss) on sale of loans, our company’s investment in the loan is allocated among the retained portion of the loan, the servicing retained, the interest-only strip, and the sold portion of the loan, based on the relative fair market value of each portion. The gain (loss) on the sold portion of the loan is recognized at the time of sale based on the difference between the sale proceeds and the allocated investment. As a result of the relative fair value allocation, the carrying value of the retained portion is discounted, with the discount accreted to interest income over the life of the loan.

Other Real Estate Owned

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

Federal Home Loan Bank (FHLB) Stock

Our bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Cash Surrender Value of Life insurance

We have purchased life insurance policies on certain key executives. Company owned life insurance (or Bank owned life insurance “BOLI”) is recorded at its cash surrender value or the amount that can be realized.

Advertising

We expense the costs of advertising in the period incurred.

Loan Commitments and Related Financial Instruments

In the ordinary course of business, we enter into off-balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in our financial statements when they are funded or related fees are incurred or received.

Stock-Based Compensation

Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related Interpretations. We measured the compensation cost for stock options as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock.

Effective January 1, 2006, we adopted the modified prospective methodology of Financial Accounting Standards Board (“FASB”) SFAS No. 123R, “Share-Based Payment”. This Statement supersedes Accounting Principles Board ("APB") Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance and is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.

    SFAS No. 123R requires companies to measure the cost of employee services received in exchange for award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). This applies to awards granted or modified on or after January 1, 2006 and grants that vest on or after January 1, 2006.

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

As a result of the adoption of SFAS No. 123R, we have recognized compensation expense for awards on a straight-line basis over the vesting period of the award. For 2006, the adoption of this standard resulted in a reduction of income before taxes of $1.1 million, a reduction in net income of $659 thousand, decrease in basic and diluted earnings per share of $0.07, an increase in cash flow from operations of $1.1 million, and an increase in cash flows from financing activities of $1.4 million.

There was approximately $1.2 million of total unrecognized compensation expense for non-vested options granted under all of our plans as of December 31, 2006.

The following table illustrates the effect on net income and earnings per share information had we accounted for share-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, for the years ended December 31, 2005 and 2004.
2005		2004
(dollars in thousands)
Net income, as reported	$13,953	$10,578
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	(488)	(342)
Pro Forma Net Income	$13,465	$10,236

Per Share Data:
Basic income per share, as reported	$1.58	$1.24
Basic income per share, proforma	$1.52	$1.20

Diluted income per share, as reported	$1.46	$1.13
Diluted income per share, proforma	$1.40	$1.09

Income Taxes

Deferred income taxes are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in our consolidated financial statements. A valuation allowance is established to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax asset or benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss carryforwards depend on having sufficient taxable income of an appropriate character within the carryforward periods.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from our company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and our company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Employee Stock Ownership Plan ("ESOP")

The employee stock ownership plan was adopted in 2006 and is not leveraged. Compensation expense is based on the market price of shares as they are awarded to participant accounts. There are no shares committed to be purchased by our company for allocating to the ESOP. Cash contributions are made at our company's discretion.

Earnings Per Share (EPS)

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of our company.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on interest-only strips. At December 31, 2006, the unrealized loss on the interest-only strip was $296 thousand which resulted in a reduction of $581 thousand in other comprehensive income (net of $421 thousand in deferred taxes). At December 31, 2005, the unrealized gain on the interest-only strip was $706 thousand which resulted in $409 thousand of other comprehensive income (net of $297 thousand in deferred taxes).

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. We do not believe there now are such matters that will have a material effect on our financial statements.

Dividend Restrictions

Banking regulations require maintaining certain capital levels that may limit the dividends paid by our bank to our holding company or by our holding company to our shareholders.

Disclosure about Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, specifies the disclosure of the estimated fair value of financial instruments. Our estimated fair value amounts have been determined by us using available market information and appropriate valuation methodologies as described in a separate note. Considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts we could have realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Operating Segments

While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of our financial service operations are considered by us to be aggregated in one reportable operating segment.

Reclassifications

Certain reclassifications were made to prior year’s presentation to conform to the current year.

Adoption of New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS No. 158 requires an employer to recognize a plan's overfunded or underfunded status in its balance sheets and recognize the changes in a plan's funded status in comprehensive income in the year in which the changes occur. In addition, SFAS No. 158 requires an employer to measure plan assets and obligations that determine its funded status as of the end of its fiscal year. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the employer’s fiscal year-end is effective for fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 had no impact on our financial condition or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires the evaluation of prior-year misstatements using both the balance sheet approach and the income statement approach. In the initial year of adoption should either approach result in quantifying an error that is material in light of quantitative and qualitative factors, SAB 108 guidance allows for a one-time cumulative-effect adjustment to beginning retained earnings. In years subsequent to adoption, previously undetected misstatements deemed material shall result in the restatement of previously issued financial statements in accordance with FAS 154. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 had no impact on our financial condition or results of operations.

In November 2005, the FASB issued Staff Position (“FSP”) Nos. FAS 115-1 and 124-1 to address the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impaired loss. This FSP nullified certain requirements of Emerging Issues Task Force 03-1“The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1), and references existing guidance on other than temporary impairment. Furthermore, this FSP creates a three step process in determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP is effective for reporting periods beginning after December 15, 2005. The adoption did not have a material impact on our financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154,“Accounting Changes and Error Corrections”, which addresses accounting for changes in accounting principle; changes in accounting estimates, changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions and error correction. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle and error correction unless impracticable to do so. SFAS No. 154 states an exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate. When a change in principle is inseparable from a change in estimate, such as depreciation, amortization or depletion, the change to the financial statements is to be presented in a prospective manner. SFAS No. 154 and the required disclosures are effective for accounting changes and error corrections in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a significant impact on our financial condition or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”. Effective January 1, 2006, we adopted SFAS No. 123R. See “Stock-Based Compensation” above.

Effect of Newly Issued but Not Yet Effective Accounting Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115”. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 are elective; however, the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale or trading securities. For financial instruments elected to be accounted for at fair value, an entity will report the unrealized gains and losses in earnings. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently assessing the financial impact this Statement will have on our financial condition or results of operations.

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB statement No.140” , “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 156 clarifies when a servicer should separately recognize servicing assets and servicing liabilities and permits an entity to choose either the “Amortization Method” or “Fair Value Measurement Method” for subsequent measurement of each class of such assets and liabilities. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not issued financial statements. We will implement this standard as of the beginning of our fiscal year 2007. We will use the “fair value measurement method” to account for our servicing upon adoption. We do not expect that the adoption of this standard will have a significant impact on our financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155, amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS 140, “Accounting for Transfers of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140 that identifies which interest-only strips are not subject to the requirements of SFAS No. 133. This statement is effective for all financial instruments acquired or issued after January 1, 2007 with earlier adoption permitted. This statement will impact the way we account for I/O strips requiring us to record these assets at fair value with all adjustments running through the income statement for new I/O strips acquired after the implementation date.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective as of the beginning of fiscal years that begin after December 15, 2006. The adoption of this standard will not have a significant impact on our financial condition or results of operations.

Under Emerging Issues Task Force (“EITF”) 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements”, the EITF reached a consensus that requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer who is the policy holder has a liability for the benefit it is providing to the employee. The employer has agreed to maintain the insurance policy in force for the employee's benefit during his retirement, then the liability recognized during the employee's active service period should be based on the future cost of insurance to be incurred during the employee's retirement. Also, if the employer has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized under SFAS 106. As of September 20, 2006, this FASB board ratified the above. It is applicable for fiscal years beginning after December 15, 2006. We are currently assessing the impact that EITF 06-4 will have on our financial condition or results of operations.

Under EITF 06-5, “Accounting for Purchases of Life Insurance - Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4”, "Accounting for Purchases of Life Insurance", the Task Force reached a consensus that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. The task forces agreed that contractual limitations should be considered when determining the realizable amounts. Those amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. The Task Force also agreed that fixed amounts that are recoverable by the policyholder in future periods in excess of one year from the surrender of the policy should be recognized at their present value. The Task Force also reached a consensus that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual -life by individual life policy. The Task Force also noted that any amount that is ultimately realized by the policyholder upon the assumed surrender of the final policy shall be included in the amount that could be realized under the insurance contract. The issue should be effective for fiscal years beginning after December 15, 2006, but early adoption is permitted. The adoption of this EITF will not have a significant impact on our financial condition or results of operations.

NOTE B - LOANS

Our loan portfolio consists primarily of loans to borrowers within Temecula, California, its surrounding communities, and the surrounding communities of the other business loan centers. Although we seek to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in our market area and, as a result, our loan and collateral portfolios are, to some degree, concentrated in those industries. We have no negative amortization loans, but do have construction loans that pay interest out of interest reserve advances. The interest reserve is funded through advances on the construction loans.

We also originated mortgage and SBA loans for sale to institutional investors. A substantial portion of our revenues are from origination of loans guaranteed by the Small Business Administration under its Section 7(a) program and sale of the guaranteed portions of those loans. Funding for the Section 7(a) program depends on annual appropriations by the U.S. Congress.

Under the SBA's 7(a) program, loans in excess of $150 thousand up to $2 million are guaranteed 75% by the SBA. Generally, this guarantee may become invalid only if the loan does not meet the SBA underwriting, documentation, and servicing guidelines. Loans under $150 thousand are guaranteed 85% by the SBA. At December 31, 2006 and 2005, $46.6 million and $47.8 million of loans and loans held-for-sale were guaranteed under these programs.

NOTE C - ALLOWANCE FOR LOAN LOSSES

A summary of the changes in the allowance for loan losses as of December 31 2006, 2005, and 2004 follows:

	2006	2005	2004
(dollars in thousands)
Balance at Beginning of Year	$9,039	$6,362	$3,608
Additions to the Allowance Charged to Expense	3,650	2,897	3,821
Recoveries on Loans Charged Off	214	320	30
	12,903	9,579	7,459
Loans Charged Off	(381)	(540)	(1,097)
	$12,522	$9,039	$6,362

The following is a summary of the investment in impaired and nonperforming loans, the related allowance for loan losses, and income recognized thereon as of December 31, 2006, 2005, and 2004:

	2006	2005	2004
	(dollars in thousands)
Recorded Investment in Nonperforming Loans	$19,124	$7,951	$11,799
Guaranteed Portion of Nonperforming Loans	(10,335)	(6,514)	(8,140)
Net Non-Performing Loans	$8,789	$1,437	$3,659

Net impaired loans with allocated allowance for loan loss	$2,436	$825	$904
Related Allowance for Impaired Loans	$615	$176	$221
Average Recorded Net Investment in Nonperforming Loans	$3,509	$2,438	$2,249
Interest Income Recognized for Cash Payments	None	None	None
Interest Income Foregone on Nonaccrual Loans	$1,974	$898	$549
Total Loans Past-Due Ninety Days
or More and Still Accruing	$140	$-	$-

NOTE D - SERVICING ASSETS AND INTEREST-ONLY STRIPS RECEIVABLE

At December 31, 2006, we were servicing approximately $399.9 million of the guaranteed portion of 7(a) loans previously sold with a weighted-average servicing and I/O rate of 2.01%. At December 31, 2005, we were servicing approximately $403.3 million of the guaranteed portion of 7(a) loans previously sold with a weighted-average servicing and I/O rate of 2.46%. At December 31, 2004, we were servicing approximately $357.7 million of the guaranteed portion of 7(a) loans previously sold with a weighted-average servicing and I/O rate of 2.83%. The cash collected from servicing is used to cover the operating expenses of servicing the portfolio, as well as covering the amortization of the servicing asset. Adequate servicing compensation, in accordance with industry standards, is 40 basis points of the principal balance sold. A summary of the changes in the related servicing assets and interest-only strips receivable for the years ending December 31, 2006, 2005, and 2004, are as follows:

	Servicing Assets
	2006	2005	2004
	(dollars in thousands)
Balance at Beginning of Year	$8,169	$7,586	$6,117
Increase from Loan Sales	2,378	2,598	3,731
Amortization Charged to Income	(2,259)	(2,015)	(2,262)
Balance at End of Year	$8,288	$8,169	$7,586

	Interest-Only Strips Receivable
	2006	2005	2004
	(dollars in thousands)
Balance at Beginning of Year	$22,068	$24,680	$20,496
Increase from Loan Sales	1,377	2,160	8,041
Amortization Charged to Income	(9,228)	(5,478)	(3,857)
Fair Market value adjustment	(1,002)	706	-
Balance at End of Year	$13,215	$22,068	$24,680

At December 31, 2006, we had an unrealized loss of $296 thousand, which decreased the I/O strip receivable to $13.2 million. At December 31, 2005, we had an unrealized gain of $706 thousand, which increased the I/O strip receivable to $22.1 million. At December 31, 2004, there was no unrealized gain or loss. The change in fair value of $1.0 million for 2006 was caused primarily by changes in the prepayment speed assumptions used in the valuation.

The servicing calculations contain certain assumptions such as expected life of the loan and the discount rate used to compute the present value of future cash flows. The exposure of the loan life assumption is if loans prepay faster than expected. The exposure to the discount rate assumption is if rates adjust severely and permanently. Such exposure can cause a decrease in servicing income. With the assistance of quarterly external appraisals, we review the servicing asset for possible impairment and record the I/O Strips at fair value. The term of the underlying financial assets is predominately greater than 21 years. The table below summarizes the constant prepayment rates ("CPR") for national SBA pools for each year following the date of origination based on their maturities at December 31, 2006 and 2005.

SBA Pools - Constant Prepayment Rates
Variable Rate Pools
	December 31,
	2006					2005
Year	< 8 Yr Life CPR	8-11 Yr Life CPR	11-16 Yr Life CPR	16-21 Yr Life CPR	> 21 Yr Life CPR	< 8 Yr Life CPR	8-11 Yr Life CPR	11-16 Yr Life CPR	16-21 Yr Life CPR	> 21 Yr Life CPR
Year 1	8.35	6.01	5.71	4.29	4.55	16.30	13.50	14.10	12.50	13.70
Year 2	14.42	11.66	10.34	12.65	10.05	16.60	14.90	13.10	14.90	15.40
Year 3	18.53	16.70	15.68	16.81	17.62	15.90	14.40	15.10	16.60	16.30
Year 4	18.91	17.70	18.99	19.99	21.78	15.70	14.90	15.70	15.30	16.80
Year 5	16.61	16.17	18.91	20.00	21.27	13.60	14.40	16.90	14.80	17.50
Year 6	14.75	16.20	18.17	17.68	20.60	13.40	13.80	15.30	16.70	18.10
Year 7	11.98	14.28	18.08	18.96	19.02
Year 8	7.20	11.03	13.05	14.68	19.30
Year 9	3.70	9.13	12.83	19.47	19.30
Year 10	1.40	5.20	12.65	14.25	20.45
Year 11+	0.00	2.30	11.90	9.90	22.20

The value of the servicing asset would decrease $1.2 million if prepayment speeds increased 10% and the value of the servicing asset would decrease $2.3 million if prepayment speeds increased 20%.

The expected overall average life of the servicing portfolio is 3.82 years. The following schedule displays the weighted-average discount rates for each SBA pool after applying the CPRs identified above and our estimated discount rates for each SBA pool at December 31, 2006 and 2005 based on assessing each component.

		December 31,
		2006	2005
Original Maturity		Disc Rate	Disc Rate
< 8	Years	8.94%	9.40%
8-11	Years	8.84%	9.40%
11-16	Years	8.77%	9.37%
16-21	Years	8.72%	9.36%
> 21	Years	8.73%	9.35%

The servicing asset value would decrease $624 thousand if the discount rate increased 1% and the servicing asset value would decrease $1.2 million if the discount rate increased 2%. The amount of interest retained on the sold portion of the SBA 7(a) loans does not change even though most of the underlying loans are variable rate. Since the retained interest is fixed, changes in interest rates impact the value. Therefore, when rates rise, the value declines and when rates decline the value increases. The approximate future amortization expense on servicing assets and I/O strips receivable for the next 3 years is as follows:
Year	(dollars in thousands)
2007	$8,280
2008	7,682
2009	5,542
$21,504

NOTE E - PREMISES AND EQUIPMENT

A summary of premises and equipment as of December 31, 2006 and 2005 follows:

	2006	2005
	(dollars in thousands)
Land	$500	$500
Buildings and Leasehold Improvements	2,294	1,909
Autos	1,560	1,547
Furniture, Fixtures, and Equipment	5,960	4,516
	10,314	8,472
Accumulated Depreciation and Amortization	(4,822)	(3,587)
	$5,492	$4,885

Depreciation and amortization expense for premises and equipment was $1.5 million in 2006, $1.1 million in 2005, and $766 thousand in 2004.

We have entered into several leases for our branches and loan production offices which expire at various dates through 2014. These leases include provisions for periodic rent increases as well as payment by the lessee of certain operating expenses. Rental expense relating to these leases was $1.9 million in 2006, $1.5 million in 2005, and $1.1 million in 2004. The approximate future minimum annual payments for these leases by year are as follows:

Year	(dollars in thousands)
2007	$1,831
2008	1,485
2009	916
2010	542
2011	337
Thereafter	381
$5,492

The minimum rental payment shown above is given for the existing lease obligations and is not a forecast of future rental expense.

NOTE F - DEPOSITS

At December 31, 2006 the scheduled maturities of time deposits are as follows:

Year	(dollars in thousands)
2007	$773,685
2008	2,458
2009	341
2010	104
2011	250
$776,838

Our five largest depositors had approximately $35.5 million and $22.6 million on deposit (excluding brokered deposits) at December 31, 2006 and 2005, respectively. Brokered deposits were $47.2 million at December 31, 2006. We had no brokered deposits at December 31, 2005.

NOTE G - FHLB ADVANCES AND OTHER BORROWINGS

At December 31, 2006, there were no borrowings from the Federal Home Loan Bank (“FHLB”). On December 31, 2005, we had a FHLB advance of $30.0 million which matured on January 3, 2006 and accrued interest at 4.21%. We are required to pledge a certain amount of loans with the FHLB for collateralization purposes. As of December 31, 2006, $124.1 million in loans, with an outstanding balance of $112.8 million, was pledged for an aggregate borrowing line of $73.8 million. As of December 31, 2005, $65.7 million in loans was pledged for an aggregate borrowing line of $30.1 million.

We use FHLB borrowings to fund loan demand and to manage liquidity in light of deposit flows. Our borrowing capacity can be used to borrow under various FHLB loan programs, including adjustable and fixed-rate financing, for periods ranging from one day to 30 years, with a variety of interest rate structures available. The borrowing capacity has no commitment fees or cost, requires minimum levels of investment in FHLB stock (we receive dividend income on our investment in FHLB stock), can be withdrawn by the FHLB if there is any significant change in our financial or operating condition, and is conditional upon our compliance with certain agreements covering advances, collateral maintenance, eligibility and documentation.

We maintain federal funds lines of credit with three financial institutions in the aggregate amount of $38.0 million as of December 31, 2006. As of December 31, 2006 and 2005, no amounts were outstanding under these arrangements.

NOTE H - JUNIOR SUBORDINATED DEBT

Pursuant to rulings of the Federal Reserve Board, bank holding companies are permitted to issue long-term subordinated debt instruments that will, subject to certain conditions, qualify as and, therefore, augment capital for regulatory purposes. The Subordinated Debentures are subordinated to all of our existing and future borrowings. The table below summarizes the terms of each issuance of our junior subordinated debt securities at December 31, 2006.

Series	Amount (000’s)	Date Issued	Rate Adjustor	Effective Rate	Maturity Date
Temecula Valley Statutory Trust I	$7,217	June 2002	3-month LIBOR +3.45%	8.82%	2032
Temecula Valley Statutory Trust II	5,155	September 2003	3-month LIBOR +2.95%	8.31%	2033
Temecula Valley Statutory Trust III	8,248	September 2004	3-month LIBOR +2.20%	7.57%	2034
Temecula Valley Statutory Trust IV	8,248	September 2005	3-month LIBOR +1.40%	6.76%	2035
Temecula Valley Statutory Trust V	12,372	September 2006	3-month LIBOR +1.60%	6.96%	2036
Total	$41,240

We also purchased a 3% minority interest in Temecula Valley Statutory Trusts I, II, III, IV, and V. The balance of the equity of Temecula Valley Statutory Trusts I, II, III, IV, and V is comprised of mandatorily redeemable preferred securities. In accordance with FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”, we do not consolidate Temecula Valley Statutory Trusts I, II, III, IV, and V into our financial statements. Prior to the issuance of FIN No. 46, bank holding companies typically consolidated these entities. As of December 31, 2006, 2005, and 2004 we have included the net junior subordinated debt in our capital for regulatory capital purposes.

NOTE I - EMPLOYEE BENEFITS

During 2000, we adopted a retirement savings plan for the benefit of our employees. Contributions to the plan are determined annually by our Board of Directors. The expense for this plan was $486 thousand in 2006, $395 thousand in 2005, and $312 thousand in 2004.

We have entered into retirement benefit agreements with certain officers providing for future benefits aggregating approximately $18.7 million, payable in equal annual installments, ranging from ten years to a lifetime benefit, from the retirement dates of each participating officer. The estimated future benefits to be paid are being accrued over the period from the effective date of the agreements until the end of the contractual benefit or death of the executive. The accrued expense was $654 thousand, $723 thousand, and $1.1 million, for the years ended December 31, 2006, 2005, and 2004, respectively. As of December 31, 2006 and 2005, $3.3 million and $2.9 million has been accrued in conjunction with these agreements. Amounts paid under these agreements totaled $215 thousand and $185 thousand in 2006 and 2005, respectively. We are the beneficiary under split dollar agreements of life insurance policies that have been purchased and the net tax free earnings are used as the method of financing the benefits under the agreements.

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

On June 28, 2006, our Board approved the adoption of the Employee Stock Ownership Plan (“ESOP”) for the benefit of eligible employees and their beneficiaries. The ESOP is intended to constitute a stock bonus employee stock ownership plan within the meaning of Sections 4975(e)(7) and 407(d)(6) of the Employee Retirement Income Security Act of 1974. The amount to be contributed to the ESOP by our bank will be determined by our Board with such contributions principally invested in our stock. Contributions will be at the discretion of our Board. The employee benefit expense will be accrued monthly and annually transferred to the ESOP upon approval of our Board. As of December 31, 2006, $150 thousand has been contributed to the ESOP. Currently, we plan to have the ESOP non-leveraged. As of December 31, 2006, the ESOP owns 7,038 shares of common stock acquired in the private placement stock offering Following is a brief description of the plan.

•	To be eligible, an employee must:
     1. be employed on December 31 of a year
     2. be at least 21 years old
     3. complete one year of continuous service with our bank (at least 1,000 hours)
•	Eligible employees automatically become participants in the ESOP
•	Eligible employees may receive distributions from the trustee of the ESOP upon termination of employment
•	Vesting is over 6 years as follows:

Years of Service	Vested Percentage
Less than 2 years	0%
2 years	20%
3 years	40%
4 years	60%
5 years	80%
6 years	100%

NOTE J - INCOME TAXES

The provision for income taxes included in the statements of income as of the years ended December 31 consist of the following:

	December 31,
	2006	2005	2004
Current:	(dollars in thousands)
Federal	$10,917	$8,686	$7,040
State	3,060	2,870	2,474
	13,977	11,556	9,514

Deferred	(2,314)	(1,670)	(1,978)
	$11,663	$9,886	$7,536

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition. Our principal timing differences are from loan loss provision accounting, deferred compensation plans, and depreciation differences. The provision for income taxes varies from the federal statutory rate as follows for the years ended December 31 2006, 2005, and 2004:
	December 31,
	2006			2005			2004
	Amount	Percent of Pretax Income		Amount	Percent of Pretax Income		Amount	Percent of Pretax Income
	(dollars in thousands)
Federal Tax Rate	$10,004	35.0%		$8,344	35.0%		$6,159	34.0%
State Income Taxes, Net of Federal Income Tax Benefit	1,619	5.6%		1,656	7.0%		1,282	7.1%
Income from Cash Surrender Value of Life Insurance	(261)	(0.9%	)	(177)	(0.7%	)	(108)	(0.6%	)
Meals & Entertainment	73	0.3%		53	0.2%		-	0.0%
Incentive Stock Option Expense	265	0.9%		21	0.1%		-	0.0%
Other Items, Net	(37)	(0.1%	)	(11)	(0.1%	)	203	1.1%
Total	$11,663	40.8%		$9,886	41.5%		$7,536	41.6%

The following is a summary of the components of the net deferred tax asset accounts recognized in the accompanying statements of financial condition:

	December 31,
	2006	2005
Net Deferred Tax Assets	(dollars in thousands)
Allowance for Loan Losses	$5,175	$3,640
Deferred Compensation Plans	1,675	1,374
NQ Stock Option Expense	150	-
State Taxes	974	996
Non-accrual Interest	492	221
Unrealized Loss on I/O Strip Receivable	125	-
Other Assets	213	8
	8,804	6,239
Deferred Tax Liabilities:
Depreciation Differences	(74)	(69)
Unrealized Gain on I/O Strip Receivable	-	(297)
Other Liabilities	(250)	(129)
	(324)	(495)
Net Deferred Tax Assets	$8,480	$5,744

At December 31, 2006 and 2005, there was no valuation allowance recorded against the net deferred tax asset.

NOTE K - EARNINGS PER SHARE (EPS)

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS as of the years ended December 31, 2006, 2005, and 2004:

	2006			2005			2004
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(dollars and shares in thousands, except per share amount)
Net Income as Reported	$16,920			$13,953			$10,578
Weighted Average Shares Outstanding During the Year		9,235			8,846			8,503
Used in Basic EPS	16,920	9,235	$1.83	13,953	8,846	$1.58	10,578	8,503	$1.24
Dilutive Effect of Stock Options and Warrants		563	(0.10)		743	(0.12)		861	(0.11)
Used in Dilutive EPS	$16,920	9,798	$1.73	$13,953	9,589	$1.46	$10,578	9,364	$1.13

Stock options for 55 thousand and 51 thousand shares of common stock were not considered in computing diluted earnings per common share for 2006 and 2005, respectively, because they were anitdilutive.

NOTE L - STOCK OPTION PLAN

At December 31, 2006, we have three fixed option plans under which 4,000,000 shares of our holding company’s common stock may be issued. As of December 31, 2006, there were 193,084 shares available for grant under these plans. Following is a brief description of each plan.

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

The weighted-average grant-date fair value of options granted during 2006 was $7.06. The weighted-average grant-date fair value of options granted during 2005 was $5.90. The weighted-average grant-date fair value of options granted during 2004 was $5.07. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:
	December 31,
	2006	2005	2004
Expected life (years)	4	5	5
Risk free interest rate	4.39%	4.36%	3.61%
Weighted Average Expected volatility	29.29%	24.30%	27.90%
Expected annual dividends	none	none	none

The expected life of the options represents the period of time that options granted are expected to be outstanding based primarily on the historical exercise behavior attributable to previous option grants. The risk free interest rate is based on a rate comparable with the expected life of the option. The expected volatility is determined based on the historical daily volatility of our stock price over a period equal to the expected life of the option. A summary of stock option activity as of December 31, 2006, is presented below:

	Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Outstanding as of 01/01/2006	1,576,961	$7.41
Granted	149,000	$20.78
Exercised	(288,393)	$3.87
Forfeited, expired or cancelled	(24,170)	$17.76
Outstanding as of 12/31/2006	1,413,398	$9.36	$19,985,448	5.26

Shares exercisable as of 12/31/2006	1,137,324	$6.98	$18,788,592	4.46

Tax benefits recognized in income tax expense relative to the vesting of nonqualified stock options were $150 thousand in 2006. No tax benefit is recognized for incentive stock options. SFAS No. 123R requires that an estimate of forfeitures be made when the awards are granted and thereafter updated if information becomes available indicating that actual forfeitures will differ. Based on historical information, the average annual forfeiture rate used for awards granted during 2006 was 3.18%. The total intrinsic value of options exercised during 2006 and 2005 was $5.2 million and $1.9 million, respectively. The intrinsic value equals the difference between the exercise price and the market price on the date of measurement. Options outstanding at December 31, 2006, that subsequently vest will result in net compensation costs of approximately $663 thousand in 2007, $361 thousand in 2008, and $102 thousand in 2009.

NOTE M - LOAN COMMITMENTS AND RELATED FINANCIAL INSTRUMENTS

In the normal course of business, we enter into financial commitments to meet the financing needs of our customers. These financial commitments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk not recognized in the statement of financial condition.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments to guarantee the performance of our customer to a third party. Since many of the commitments and standby letters of credit are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us, is based on our credit evaluation of the customer.

Our exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for loans reflected in our financial statements. As of December 31, 2006 and 2005, we had the following outstanding financial commitments whose contractual amount represents credit risk:
	December 31, 2006			December 31, 2005
	Fixed	Variable	Total	Fixed	Variable	Total
	(dollars in thousands)
Commitments to Extend Credit	$3,331	$395,023	$398,354	$4,408	$377,195	$381,603
Letters of Credit	-	3,514	3,514	10	4,765	4,775
Loan Commitments Outstanding	$3,331	$398,537	$401,868	$4,418	$381,960	$386,378

The fixed rate loan commitments have interest rates ranging from 6.12% to 11.25% as of December 31, 2006 and 7.75% to 9.25% as of December 31, 2005.

We are involved in various litigations which have arisen in the ordinary course of our business. In the opinion of our management, the disposition of such pending litigation will not have a material effect on our financial statements.

NOTE N - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Financial Assets

The carrying amounts of cash, interest-bearing deposits with other financial institutions, federal funds sold, FRB and FHLB stock, and accrued interest are considered to approximate fair value. The fair value of loans are estimated using a combination of techniques, including discounting estimated future cash flows and quoted market prices of similar instruments where available. Security fair values are based on market prices or dealer quotes.

Servicing Assets and Interest-Only Strips Receivable

Fair value is based on an independent appraisal using a method that discounts estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced.

Financial Liabilities

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

The estimated fair value of financial instruments at December 31, 2006, and 2005 is summarized as follows:

2006			2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:		(dollars in thousands)
Cash and Due From Banks	$15,190	$15,190	$18,312	$18,312
Interest-bearing deposits with other Financial Institutions	99	99	-	-
Federal Funds Sold	18,180	18,180	33,200	33,200
FNMA MBS (held-to-maturity)	1,019	1,029	-	-
Loans Held for Sale	173,120	173,120	82,813	82,813
Loans, net	957,051	952,565	661,394	659,580
Federal Reserve & FHLB Stock	1,996	1,996	3,099	3,099
I/O Strips Receivable and Servicing Assets	21,503	21,503	30,237	30,878
Accrued Interest Receivable	6,155	6,155	3,472	3,472

Financial Liabilities:
Deposits	1,081,501	1,081,598	742,432	742,425
FHLB Advances	-	-	30,000	30,000
Junior Subordinated Debt	41,240	41,240	28,868	28,868
Accrued Interest Payable	2,094	2,094	957	957

NOTE O - REGULATORY MATTERS

Our company and our bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, our bank must meet specific capital guidelines that involve quantitative measures of our bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. For capital adequacy purposes, our company and our bank must maintain total capital to risk-weighted assets and Tier 1 capital to risk-weighted assets of 8.0% and 4.0%, respectively.

Quantitative measures established by regulation to ensure capital adequacy require our company and our bank to maintain minimum amounts and ratios (set forth in the tables below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006, that both our company and our bank have met all capital adequacy requirements to which they are subject. The following table sets forth our company’s actual capital amounts and ratios:
			Amount of Capital Required
Temecula Valley Bancorp			For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
As of December 31, 2006:	(dollars in thousands)
Total Capital (to Risk-Weighted Assets)	$154,976	12.40%	$99,994	8.00%
Tier 1 Capital (to Risk-Weighted Assets)	$136,579	10.93%	$49.997	4.00%
Tier 1 Capital (to Average Assets)	$136,579	11.42%	$47,848	4.00%

As of December 31, 2005:
Total Capital (to Risk-Weighted Assets)	$94,422	11.02%	$68,553	8.00%
Tier 1 Capital (to Risk-Weighted Assets)	$76,484	8.93%	$34,276	4.00%
Tier 1 Capital (to Average Assets)	$76,484	9.28%	$32,970	4.00%

As of December 31, 2006, the most recent notification from the regulators categorized our bank as well capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed our bank's category). To be categorized as well capitalized, our bank must maintain minimum ratios as set forth in the table below. The following table sets forth our bank's actual capital amounts and ratios:

			Amount of Capital Required
Temecula Valley Bank			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:	(dollars in thousands)
Total Capital (to Risk-Weighted Assets)	$145,702	11.67%	$99,889	8.00%	$124,861	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$133,160	10.66%	$49,944	4.00%	$74,917	6.00%
Tier 1 Capital (to Average Assets)	$133,160	11.16%	$47,740	4.00%	$59,675	5.00%

As of December 31, 2005:
Total Capital (to Risk-Weighted Assets)	$92,550	10.81%	$68,472	8.00%	$85,590	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$83,491	9.75%	$34,236	4.00%	$51,354	6.00%
Tier 1 Capital (to Average Assets)	$83,491	10.17%	$32,842	4.00%	$41,053	5.00%

Our bank is restricted as to the amount of dividends that can be paid to our holding company. Dividends declared by banks that exceed the net income (as defined) for the current year plus retained net income for the preceding two years must be approved by the regulators. Our bank may not pay dividends that would result in its capital levels being reduced below the minimum requirements shown above.

NOTE P - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY

Temecula Valley Bancorp Inc. operates Temecula Valley Bank. Temecula Valley Bancorp Inc. commenced operations during 2002. The earnings of the subsidiary are recognized on the equity method of accounting. Condensed financial statements of our parent company only are presented below:

CONDENSED STATEMENTS OF FINANCIAL CONDITION	December 31,
	2006	2005
ASSETS:	(dollars in thousands)
Cash	$9,322	$2,057
Investment in Temecula Valley Statutory Trust I	217	217
Investment in Temecula Valley Statutory Trust II	155	155
Investment in Temecula Valley Statutory Trust III	248	248
Investment in Temecula Valley Statutory Trust IV	248	248
Investment in Temecula Valley Statutory Trust V	372	-
Investment in Temecula Valley Bank	133,989	84,308
Other Assets	68	138
	$144,619	$87,371
LIABILITIES AND SHAREHOLDERS' EQUITY:
Other Liabilities	$116	$323
Junior Subordinated Debt	41,240	28,868
Shareholders' Equity	103,263	58,180
	$144,619	$87,371

CONDENSED STATEMENTS OF INCOME	Year Ended December 31,
	2006	2005	2004
INCOME:	(dollars in thousands)
Cash Dividends from Statutory Trusts	$73	$41	$20
TOTAL INCOME	73	41	20
EXPENSES:
Interest on Junior Subordinated Debt	2,423	1,450	766
Other	288	513	403
Income Tax Benefit	(1,109)	(808)	(483)
	1,602	1,155	686
LOSS BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARY	(1,529)	(1,114)	(666)
EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARY	18,449	15,067	11,244
NET INCOME	$16,920	$13,953	$10,578

CONDENSED STATEMENTS OF CASH FLOWS	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:	(dollars in thousands)
Net income	$16,920	$13,953	$10,578
Noncash items included in net income:
Equity in income of Subsidiary	(18,449)	(15,067)	(11,244)
Other	871	(8)	974
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(658)	(1,122)	308

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Subsidiaries	(30,700)	(7,000)	(10,000)
NET CASH USED IN INVESTING ACTIVITIES	(30,700)	(7,000)	(10,000))

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Junior Subordinated Debt Securities	12,372	8,248	8,248
Proceeds from exercise of stock options	1,114	876	1,674
Proceeds from private placement stock offering, net	25,137	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	38,623	9,124	9,922

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,265	1,002	230
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,057	1,055	825
CASH AND CASH EQUIVALENTS AT END OF YEAR	$9,322	$2,057	$1,055

 INDEX TO EXHIBITS

EXHIBIT No.
2.(i)
Temecula Valley Bank and Temecula Valley Bancorp Amended and Restated Plan of Reorganization dated as of April 2, 2002 (included as an exhibit to Temecula Valley Bancorp’s Form 8-A12G, filed on June 3, 2002, and incorporated by reference).

2.(ii)
Agreement and Plan of Merger of Temecula Merger Corporation and Temecula Valley Bancorp (included as an exhibit to Temecula Valley Bancorp’s Definitive Proxy Statement on Schedule 14A, filed November 20, 2003, and incorporated by reference).

3.(i)
Articles of Incorporation of Temecula Valley Bancorp (included as an exhibit to Temecula Valley Bancorp’s Definitive Proxy Statement on Schedule 14A, filed November 20, 2003, and incorporated by reference).

3.(ii)	Bylaws of Temecula Valley Bancorp, as amended (included as an exhibit to Temecula Valley Bancorp’s Form 10-Q, filed on May 17, 2004, and incorporated herein by reference.)

3.(iii)	Bylaws amendment (included as an exhibit to Temecula Valley Bancorp’s Form 8-K filed on March 23, 2006).

4.1	Common Stock Certificate of Temecula Valley Bancorp (included as an exhibit to Temecula Valley Bancorp’s Form 10-Q, filed on May 17, 2004, and incorporated by reference).

10.1	Temecula Valley Bank, N.A. Lease Agreement for Main Office (included as an exhibit to Temecula Valley Bancorp’s Form 10-K/SB, filed on March 11, 2003, and incorporated by reference).

10.2	Stephen H. Wacknitz Employment Agreement effective October 1, 2003 (included as an exhibit to Temecula Valley Bancorp’s Form 10-K filed on March 31, 2004, and incorporated by reference).#

10.3
First Amendment to Stephen H. Wacknitz Employment Agreement dated June 23, 2005 (included as an exhibit to Temecula Valley Bancorp’s Form 10Q, filed on August 9, 2005, and incorporated by reference). #

10.3(a)
Second Amendment to Stephen H. Wacknitz Employment Agreement dated February 2, 2006 (included as an exhibit to Temecula Valley Bancorp’s Form 10-K, filed on March 31, 2006, and incorporated by reference). #

10.4
Third Amendment to Stephen H. Wacknitz Employment Agreement dated December 26, 2006 (included as an exhibit to Temecula Valley Bancorp’s Form 8-K, filed on December 27, 2006, and incorporated by reference). #

10.5	Description of executive officer compensation (included with Temecula Valley Bancorp’s Form 8-K, filed on December 27, 2006, and incorporated by reference). #

10.6	401(k) (included with Temecula Valley Bancorp’s Form 10 K/SB, filed on April 16, 2004, and incorporated by reference). #

10.8	Thomas P. Ivory Employment Agreement effective January 25, 2001 (included with Temecula Valley Bancorp’s Form 10-KS/B, filed on March 11, 2003, and incorporated by reference). #

10.9	James W. Andrews Employment Agreement dated June 1, 2002 (included in Temecula Valley Bancorp’s Form 10-K/SB, filed on April 11, 2003, and incorporated by reference). #

10.10	First Amendment to James W. Andrews Employment Agreement dated November 24, 2004 (included in Temecula Valley Bancorp’s Form 10-K, filed on March 31, 2005, and incorporated by reference). #

10.11
1996 Incentive and Non Qualified Stock Option Plan (Employees), as amended by that certain First Amendment effective May 15, 2001 and that certain Second Amendment effective May 15, 2002 (included in Temecula Valley Bancorp’s 10-K/SB, filed on April 11, 2003, and incorporated by reference). #

10.11(a)	Form of ISO Stock Option Agreement for Employee Plan (included in Temecula Valley Bancorp’s Form 10-K, filed on March 31, 2005, and incorporated by reference). #

10.11(b)	Form of ISO Stock Option Agreement for Employee Plan with Acceleration Provisions (included in Temecula Valley Bancorp’s Form 10-K, filed on March 31, 2006, and incorporated by reference). #

10.12
1997 Non Qualified Stock Option Plan (Directors), as amended by that certain First Amendment effective May 15, 2001 and that certain Second Amendment effective May 15, 2002 (“Director Plan”) (included in Temecula Valley Bancorp’s Form 10-K/SB, filed on April 11, 2003, and incorporated by reference). #

10.12(a)	Form of NSO Stock Option Agreement for Director Plan (included in Temecula Valley Bancorp’s Form 10-K, filed on March 31, 2005, and incorporated by reference). #

10.13
Amended and Restated Salary Continuation Agreement between Temecula Valley Bank and Stephen H. Wacknitz dated September 30, 2004 (included in Temecula Valley Bancorp’s Form 10-Q/A, filed on November 18, 2004, and incorporated by reference). #

10.14
Amended and Restated Salary Continuation Agreement between Temecula Valley Bank and Luther J. Mohr dated January 28, 2004 (included in Temecula Valley Bancorp’s Form 10-Q/A, filed on November 18, 2004, and incorporated by reference). #

10.15	Temecula Valley Bank Employee Stock Ownership Plan effective as of January 1, 2006 (included in Temecula Valley Bancorp's Form 10-Q, filed on August 8, 2006, and incorporated by reference). #

10.16	The Executive Nonqualified Plan (included in Temecula Valley Bancorp's Form 10-Q, filed on August 8, 2006, and incorporated by reference). #

10.17
Executive Deferred Compensation Agreement between Temecula Valley Bank and Thomas P. Ivory dated April 1, 2001 (included in Temecula Valley Bancorp’s Form 10-Q/A., filed on November 18, 2004, and incorporated by reference). #

10.17(a)
Temecula Valley Bancorp Inc. 2004 Stock Incentive Plan, as amended ("Stock Incentive Plan") (included in Temecula Valley Bancorp’s Form 10-Q, filed on August 20, 2004, and incorporated by reference). #

10.17(b)	Form of NSO Stock Option Agreement for Stock Incentive Plan (included in Temecula Valley Bancorp’s Form 10-K, filed on March 31, 2005, and incorporated by reference). #

10.17(c)	Form of ISO Stock Option Agreement for Stock Incentive Plan (included in Temecula Valley Bancorp’s Form 10-K, filed on March 31, 2005, and incorporated by reference). #

10.17(d)	Form of ISO Stock Option Agreement for Stock Incentive Plan with Acceleration Provisions (included in Temecula Valley Bancorp’s Form 10-K, filed on March 31, 2006, and incorporated by reference). #

10.18
Executive Deferred Compensation Agreement between Temecula Valley Bank and Stephen H. Wacknitz dated September 30, 2004 (included in Temecula Valley Bancorp’s Form 10-Q/A, filed on November 18, 2004, and incorporated by reference). #

10.19
Salary Continuation Agreement between Temecula Valley Bank and Stephen H. Wacknitz dated January 28, 2004 (included in Temecula Valley Bancorp’s Form 10-Q/A, filed on November 18, 2004, and incorporated by reference). #

10.20
Amended and Restated Salary Continuation Agreement between Temecula Valley Bank and Scott J. Word entered into December 29, 2006* which amends and restates Salary Continuation Agreement between Temecula Valley Bank and Scott J. Word dated September 30, 2004, (included in Temecula Valley Bancorp’s Form 10-Q/A, filed on November 18, 2004, and incorporated by reference). #

10.21
Split Dollar Agreement between Temecula Valley Bank and Thomas P. Ivory dated September 30, 2004, (included in Temecula Valley Bancorp’s Form 10-Q/A, filed on November 18, 2004, and incorporated by reference).* #

10.21(a)
First Amendment dated December 31, 2005 to Split Dollar Agreement between Temecula Valley Bank and Thomas P. Ivory dated September 30, 2004 (included in Temecula Valley Bancorp’s Form 10-K, filed on March 31, 2006, and incorporated by reference). #

10.22
Split Dollar Agreement between Temecula Valley Bank and Luther J. Mohr dated September 30, 2004 (included in Temecula Valley Bancorp’s Form 10-Q/A, filed on November 18, 2004, and incorporated by reference). #

10.22(a)
First Amendment dated December 31, 2005 to Split Dollar Agreement between Temecula Valley Bank and Luther J. Mohr dated September 30, 2004 (included in Temecula Valley Bancorp’s Form 10-K, filed on March 31, 2006, and incorporated by reference). #

10.23
Split Dollar Agreement between Temecula Valley Bank and Stephen H. Wacknitz dated September 30, 2004, (included in Temecula Valley Bancorp’s Form 10-Q/A, filed on November 18, 2004, and incorporated by reference). #

10.23(a)
Split Dollar Agreement between Temecula Valley Bank and Stephen H. Wacknitz executed November 2005 with an effective date of August 1, 2005 (included in Temecula Valley Bancorp’s Form 10-K, filed on March 31, 2006, and incorporated by reference). #

10.23(b)
First Amendment dated December 31, 2005 of Split Dollar Agreement between Temecula Valley Bank and Stephen H. Wacknitz dated September 30, 2004 (included in Temecula Valley Bancorp’s Form 10-K, filed on March 31, 2006, and incorporated by reference). #

10.23(c)
First Amendment dated December 31, 2005 of Split Dollar Agreement between Temecula Valley Bank and Stephen H. Wacknitz dated August 1, 2005 (included in Temecula Valley Bancorp’s Form 10-K, filed on March 31, 2006, and incorporated by reference). #

10.24
Amended and Restated Split Dollar Agreement between Temecula Valley Bank and Scott J. Word entered into December 29, 2006* which amends and restates the Split Dollar Agreement between Temecula Valley Bank and Scott J. Word dated September 30, 2004 (included in Temecula Valley Bancorp’s Form 10-Q/A, filed on November 18, 2004, and incorporated by reference). #

10.25	Donald A. Pitcher Employment Agreement dated December 4, 2006 (included in Temecula Valley Bancorp’s Form 8-K, filed on December 5, 2006, and incorporated by reference). #

10.27
Amended and Restated Salary Continuation Agreement between Temecula Valley Bank and Thomas M. Shepherd entered into December 29, 2006* which exhibit amends and restates the Amended and Restated Salary Continuation Agreement between Thomas M. Shepherd and Temecula Valley Bank dated September 30, 2004 (included in Temecula Valley Bancorp’s Form 10-K, filed on March 31, 2005, and incorporated by reference). #

10.28
Amended and Restated Split Dollar Agreement between Temecula Valley Bank and Thomas M. Shepherd entered into December 29, 2006* which exhibit amends and restates the Split Dollar Agreement between Temecula Valley Bank and Thomas M. Shepherd dated September 30, 2004 (included in Temecula Valley Bancorp’s Form 10-K, filed on March 31, 2005, and incorporated by reference). #

10.29
Amended and Restated Salary Continuation Agreement between Temecula Valley Bank and Donald A. Pitcher entered into December 29, 2006* which exhibit amends and restates the Amended and Restated Salary Continuation Agreement between Donald A. Pitcher and Temecula Valley Bank dated September 30, 2004 (included in Temecula Valley Bancorp’s Form 10-K, filed on March 31, 2005, and incorporated by reference). #

10.30
Amended and Restated Split Dollar Agreement between Temecula Valley Bank and Donald A. Pitcher entered into December 29, 2006* which exhibit amends and restates the Split Dollar Agreement between Temecula Valley Bank and Donald A. Pitcher dated September 30, 2004 (included in Temecula Valley Bancorp’s Form 10-K, filed on March 31, 2005, and incorporated by reference). #

10.31	William H. McGaughey Employment Agreement dated January 4, 2005 (included in Temecula Valley Bancorp’s Form 10-K, filed on March 31, 2005, and incorporated by reference). #

10.32
Salary Continuation Agreement between William McGaughey and Temecula Valley Bank dated June 1, 2005 (included in Temecula Valley Bancorp’s Form 10-Q, filed on August 9, 2005, and incorporated by reference). #

10.33	Executive Officer Compensation disclosure (included in Temecula Valley Bancorp’s Form 8-K, filed on February 7, 2006, and incorporated by reference). #

10.34
Description of executive officer compensation and description of Bonus Pool Arrangement-Revised and Restated (included in Temecula Valley Bancorp’s Form 8-K, filed on March 7, 2006, and incorporated by reference) revising Executive Officer Compensation-Revised and Restated (originally filed as Exhibit 10.34 on February 7, 2006 to Temecula Valley Bancorp’s Form 8-K, and incorporated by reference).

10.35
Director compensation disclosure filed on December 27, 2006 (included in Temecula Valley Bancorp's Form 8-K, filed om December 27, 2006, and incorporated by reference) revising Director Compensation disclosure originally filed on February 2, 2006 to Temecula Valley Bancorp's Form 8-K, and incorporated by reference).

10.39	Frank Basirico, Jr. Employment Agreement dated February 10, 2006 (included in Temecula Valley Bancorp's form 10-K, filed on March 31, 2006, and incorporated by reference). #

10.40	Imdemnification provided to U.S. Stock Transfer dated December 8, 2005 (included in Temecula Valley Bancorp's form 10-K, filed on March 31, 2006, and incorporated by reference).

10.41	Imdemnification provided by Director to Temecula Valley Bancorp dated December 8, 2005 (included in Temecula Valley Bancorp's form 10-K, filed on March 31, 2006, and incorporated by reference).

10.42	Purchase Agreement dated as of September 27, 2006 (included in Temecula Valley Bancorp’s Form 8-K, filed on October 3, 2006, and incorporated by reference).

10.43	Form of Registration Rights Agreement dated November 21, 2006 (included in Temecula Valley Bancorp’s Form 8-K, filed on November 22, 2006, and incorporated by reference).

10.44	Forms of Subscription Agreement dated November 21, 2006 (included in Temecula Valley Bancorp’s Form 8-K, filed on November 22, 2006, and incorporated by reference).

10.45	Executive Supplemental Compensation Agreement between Temecula Valley Bank and James W. Andrews entered into December 29, 2006 and incorporated by reference).*#

10.46	Split Dollar Agreement between Temecula Valley Bank and James W. Andrews entered into December 29, 2006.*#

10.47	First Amendment dated December 29, 2006 to the Split Dollar Agreement between Temecula Valley Bank and William H. McGaughey dated June 1, 2006.*#

10.48	Executive Supplemental Compensation Agreement between Temecula Valley Bank and Martin E. Plourd entered into December 29, 2006.*#

10.49	Split Dollar Agreement between Temecula Valley Bank and Martin E. Plourd entered into December 29, 2006.*#

10.50	Executive Supplemental Compensation Agreement between Temecula Valley Bank and Frank Basirico, Jr. entered into December 29, 2006.*#

10.51	Split Dollar Agreement between Temecula Valley Bank and Frank Basirico, Jr. entered into December 29, 2006.*#

23.1	Consent of Independent Registered Public Accountants*.

23.2	Consent of Independent Registered Public Accountants*.

* Filed herewith. # Management contract or compensatory plan or arrangement