Form 10-Q
period 2007-03-31
TEMECULA VALLEY BANCORP INC
filed 2007-05-10
CIK 1172678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007
or
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

(Registrant's telephone number, including area code)
(951) 694-9940

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

As of May 8, 2007, there were 10,630,825 shares of the registrant's common stock, no par value per share, outstanding.

1

2

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
TEMECULA VALLEY BANCORP INC.
Consolidated Statements of Financial Condition
(Unaudited)
March 31, 2007		December 31, 2006
ASSETS		(in thousands, except share data)
Cash and Due from Banks	$14,912	$15,190
Interest-bearing deposits in financial institutions	99	99
Federal Funds Sold	55,320	18,180
TOTAL CASH AND CASH EQUIVALENTS	70,331	33,469

FNMA Mortgage-backed Security HTM (fair value of $1,026 at March 31, 2007 and $1,029 at December 31, 2006)	1,016	1,019

Loans Held for Sale	201,495	173,120
Loans:
Commercial	51,289	59,663
Real Estate - Construction	474,650	462,562
Real Estate - Other	250,168	246,095
SBA	202,726	201,105
Consumer and other	3,566	3,684
TOTAL LOANS HELD IN PORTFOLIO	982,399	973,109
Net Deferred Loan Fees	(4,105)	(3,536)
Allowance for Loan Losses	(12,458)	(12,522)
TOTAL NET LOANS HELD IN PORTFOLIO	965,836	957,051

Federal Home Loan Bank Stock, at Cost	2,026	1,996
Premises and Equipment	5,600	5,492
Other Real Estate Owned	722	1,255
Cash Surrender Value of Life Insurance	24,265	24,036
Deferred Tax Assets	8,780	8,480
SBA Servicing Assets	7,621	8,288
SBA Interest-Only Strips Receivable	11,399	13,215
Accrued Interest Receivable	6,473	6,155
Other Assets	6,884	4,613
TOTAL ASSETS	$1,312,448	$1,238,189

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non Interest-Bearing Demand	$151,293	$144,525
Money Market and NOW	141,028	130,357
Savings	32,012	29,781
Time Deposits, Under $100,000	420,301	367,029
Time Deposits, $100,000 and Over	407,219	409,809
TOTAL DEPOSITS	1,151,853	1,081,501

Accrued Interest Payable	2,141	2,094
Junior Subordinated Debt	41,240	41,240
Other Liabilities	9,470	10,091
TOTAL LIABILITIES	1,204,704	1,134,926
SHAREHOLDERS’ EQUITY:
Common Stock No Par Value; 40,000,000 Shares
Authorized; 10,613,659 and 10,586,659 Shares Issued and Outstanding at March 31, 2007 and December 31, 2006	46,685	46,383
Accumulated other comprehensive income (loss)	-	(172)
Retained Earnings	61,059	57,052
TOTAL SHAREHOLDERS' EQUITY	107,744	103,263
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,312,448	$1,238,189
See accompanying notes to the consolidated financial statements

TEMECULA VALLEY BANCORP INC.
Consolidated Statements of Income
(Unaudited)

For the Three Months Ended March 31,
2007		2006
INTEREST INCOME		(in thousands, except per share data)
Loans, including fees	$28,078	$19,298
Investment Securities	18	3
Interest-bearing deposits in financial institutions	1	-
Federal Funds Sold	263	120
TOTAL INTEREST INCOME	28,360	19,421
INTEREST EXPENSE
Money Market and NOW	968	485
Savings Deposits	24	27
Time Deposits	10,284	4,949
Junior Subordinated Debt and Other Borrowings	834	592
TOTAL INTEREST EXPENSE	12,110	6,053
NET INTEREST INCOME	16,250	13,368
Provision for Loan Losses	415	314
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	15,835	13,054
NON INTEREST INCOME
Service Charges and Fees	149	153
Gain on Sale of Loans	2,297	2,945
Gain(Loss) on Other Assets and Other Real Estate Owned	(14)	25
Servicing Income (Loss)	(855)	415
Loan Broker Income	1,386	620
Loan Related Income	458	521
Other Income	517	262
TOTAL NON INTEREST INCOME	3,938	4,941
NON INTEREST EXPENSE
Salaries and Employee Benefits	8,638	7,740
Occupancy Expenses	792	738
Furniture and Equipment	472	380
Data Processing	352	302
Marketing and Business Promotion	344	225
Legal and Professional	309	302
Regulatory Assessments	55	42
Travel & Entertainment	306	245
Loan Related Expense	621	462
Office Expenses	658	608
Other Expenses	117	33
TOTAL NON INTEREST EXPENSE	12,664	11,077
INCOME BEFORE INCOME TAX EXPENSE	7,109	6,918
Income Tax expense	2,930	2,937
NET INCOME	$4,179	$3,981
Per Share Data :
Earnings Per Share - Basic	$0.39	$0.44
Earnings Per Share - Diluted	$0.38	$0.42

Average number of shares outstanding	10,602	8,955
Average number of shares and equivalents	11,125	9,568
See accompanying notes to the consolidated financial statements

TEMECULA VALLEY BANCORP INC.
Consolidated Statements of Shareholders’ Equity
(Unaudited)

					Accumulated
			Common		Other
	Comprehensive		Stock	Retained	Comprehensive
	Income	Shares	& Surplus	Earnings	Income	Total
(in thousands)
Balance at January 1, 2006		8,898	$17,640	$40,132	$409	$58,181
Exercise of Stock Options,
Including the Realization of Tax Benefits of $243 thousand		80	559			559
Stock-based compensation			420			420
Net Income	3,981			3,981		3,981
Other comprehensive income (loss), net	(318)				(318)	(318)
Total comprehensive income	$3,663
Balance at March 31, 2006		8,978	$18,619	$44,113	$91	$62,823
Exercise of Stock Options,
Including the Realization of Tax Benefits of $941 thousand		163	1,443			1,443
Stock-based compensation			198			198
Net Income	4,529			4,529		4,529
Other comprehensive income (loss), net	(1,061)				(1,061)	(1,061)
Total comprehensive income	$3,468
Balance at June 30, 2006		9,141	$20,260	$48,642	$(970)	$67,932
Exercise of Stock Options,
Including the Realization of Tax Benefits of $189 thousand		28	369			369
Stock-based compensation			314			314
Net Income	4,018			4,018		4,018
Other comprehensive income (loss), net	328				328	328
Total comprehensive income	$4,346
Balance at September 30, 2006		9,169	$20,943	$52,660	$(642)	$72,961
Exercise of Stock Options,
Including the Realization of Tax Benefits of $189 thousand		17	122			122
Private Placement Stock Offering		1,401	25,137			25,137
Stock-based compensation			181			181
Net Income	4,392			4,392		4,392
Other comprehensive income(loss), net	470				470	470
Total comprehensive income	$4,862
Balance at December 31, 2006		10,587	$46,383	$57,052	$(172)	$103,263
Exercise of Stock Options,
Including the Realization of Tax Benefits of $10 thousand		27	112			112
Stock-based compensation			190			190
Adjustment for adoption of FAS 155				(172)	172	-
Net Income				4,179		4,179
Balance at March 31, 2007		10,614	$46,685	$61,059	$-	$107,744

See accompanying notes to the consolidated financial statements

TEMECULA VALLEY BANCORP INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES	(dollars in thousands)
Net Income	$4,179	$3,981
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	415	314
Depreciation and Amortization	3,204	2,333
Amortization of debt issuance cost	18	18
Net change in deferred loan origination fees	569	382
Provision for Deferred Taxes	(300)	(531)
Gain on Sale of Loans	(2,297)	(2,945)
Loans Originated for Sale	(68,500)	(37,273)
Proceeds from Loan Sales	42,422	35,590
Loss (Gain) on Sale of Other Real Estate Owned	14	(25)
Share-based compensation expense	190	420
Net Increase in Cash Surrender Value of Life Insurance	(229)	(157)
Federal Home Loan Bank Stock Dividends	(29)	(22)
Net Change in Accrued Interest, Other Assets and Other Liabilities	(3,513)	107
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(23,857)	2,192

INVESTING ACTIVITIES
Purchases of Held-to-Maturity Investments	(297)	(297)
Proceeds from Maturities of Held-to-Maturity Securities	300	300
Net Increase in Loans	(608)	(43,915)
Purchase of loans	(9,883)	-
Purchases of Premises and Equipment	(581)	(792)
Proceeds from Sale of Premises and Equipment	93	48
Proceeds from Sale of Other Real Estate Owned	1,241	2,136
NET CASH USED IN INVESTING ACTIVITIES	(9,735)	(42,520)

FINANCING ACTIVITIES
Net Increase in Demand Deposits and Savings Accounts	19,670	19,101
Net Increase in Time Deposits	50,682	64,866
Net Change in Federal Home Loan Bank Advances	-	(30,000)
Proceeds from Exercise of Stock Options	102	317
NET CASH PROVIDED BY FINANCING ACTIVITIES	70,454	54,284

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	36,862	13,956
Cash and Cash Equivalents at Beginning of Year	33,469	51,512
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$70,331	$65,468
Supplemental Disclosures of Cash Flow Information:
Interest Paid	$12,063	$5,943
Income Taxes Paid, net of refunds	$1,640	$373
Transfer of Loans to Other Real Estate Owned	$722	$728
See accompanying notes to the consolidated financial statements

TEMECULA VALLEY BANCORP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For the three months ended March 31, 2007 and 2006

The accompanying unaudited consolidated financial statements have been prepared by Temecula Valley Bancorp Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include the accounts of Temecula Valley Bancorp Inc. ("company" or “our company” or “our holding company”) and its wholly owned subsidiary, Temecula Valley Bank ("bank" or “our bank”). All significant intercompany transactions have been eliminated. Unless the context indicates otherwise, all references in this report to “we”, “us”, and “our” refer to the Company and the Bank on a consolidated basis.

Our holding company is also the common stockholder of Temecula Valley Statutory Trust I, Temecula Valley Statutory Trust II, Temecula Valley Statutory Trust III, Temecula Valley Statutory Trust IV, and Temecula Valley Statutory Trust V. In accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”, these trusts are not included in our consolidated financial statements.

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

The results of operations for the three month period ended March 31, 2007, are not necessarily indicative of the results to be expected for the full year. These financial statements do not include all disclosures associated with our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC and, accordingly, should be read in conjunction with such statements. In our opinion, the unaudited financial statements contain all adjustments (consisting only of normal, recurring accruals) necessary to fairly present our financial position on March 31, 2007.

At March 31, 2007, $47.5 million of SBA 504 loans, secured by first trust deeds on commercial properties, previously included in the Real Estate - Other category were reclassified to the SBA category. At December 31, 2006, $48.1 million of SBA 504 loans, secured by first trust deeds on commercial properties, previously included in the Real Estate - Other category were reclassified to the SBA category. The accompanying consolidated financial statements have been adjusted to reflect these changes. Certain prior year amounts have been reclassified to conform to the current period’s presentation.

Note 1 - Significant Accounting Policies

Significant accounting policies we follow are presented in Note A to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Effective January 1, 2007, we have adopted Financial Accounting Standards Boards (“FASB”) No. 155 and No. 156 as described below.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB statement No.140”, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 156 clarifies when a servicer should separately recognize servicing assets and servicing liabilities and permits an entity to choose either the “Amortization Method” or “Fair Value Measurement Method" for subsequent measurement of each class of such assets and liabilities. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not issued financial statements.

Effective January 1, 2007, we implemented SFAS No. 156 and elected to use the “fair value measurement method” to account for our servicing assets. At January 1, 2007, the carry value equaled the fair market value of the servicing asset, as such; there has been no impairment upon adoption.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155, amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS 140, "Accounting for Transfers of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host)  if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140 that identifies which interest-only strips are not subject to the requirements of SFAS No. 133. We implemented this standard as of the beginning of our fiscal year 2007. As a result, we have recorded effective January 1, 2007, a cumulative effect adjustment to retained earnings of $172 thousand, representing the difference between the fair value and the carrying value of the servicing assets and interest-only strips receivable at January 1, 2007. This statement will impact the way we account for I/O strips requiring us to record these assets at fair value with all adjustments running through the income statement for new I/O strips acquired after the implementation date.

During the quarter ended March 31, 2007, we recognized a $2.8 million decrease in the fair value of servicing assets and interest-only strips receivable and such amount is reported as a reduction of other non-interest income.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, an income tax position will be recognized if it is more likely than not that it will be sustained upon IRS examination, based upon its technical merits. Once that status is met, the amount recorded will be the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective as of the beginning of fiscal years that begin after December 15, 2006.

We have adopted FIN 48 effective January 1, 2007. There was no cumulative effect of applying the provisions of FIN 48 and there was no material effect on our provision for income taxes for the three months ended March 31, 2007. The adoption of FIN 48 had no effect on our financial condition or results of operations.

We are subject to federal income tax and income tax of the state of California as well as various other state income taxes where we have SBA operations. Our federal income tax returns for the years ended December 31, 2003, 2004, 2005, and 2006 and our California state tax returns for the years ended December 31, 2002, 2003, 2004, 2005, and 2006, are open to audit under the statute of limitations by the Internal Revenue Service. We record interest and penalties related to uncertain tax positions as part of income tax expense. There was no penalty or interest expense recorded for the first quarter of 2007 and 2006. We do not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

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

OVERVIEW

    We formed our holding company in 2002. Our bank was formed in 1996 as a locally owned and managed financial institution that assumes an active community role and commenced operations on December 16, 1996 as a national banking association. We converted from a national charter to a state charter on June 29, 2005. Our bank has no subsidiaries. On August 23, 2006, we withdrew from Federal Reserve membership and became a California state-chartered, non-member bank.

We are organized as a single operating segment with a focus upon three business lines. The first is community banking through our ten full-service banking offices located in Carlsbad, Corona, El Cajon, Escondido, Fallbrook, Murrieta, Ontario, Solana Beach, and in the Rancho Bernardo area of San Diego. The second is operations by our Real Estate Industries Group of our bank which focuses on construction lending and maintains loan production offices in Corona and San Rafael, both in California. The third focus area is our network of SBA loan production offices in Arizona, California, Colorado, Florida, Indiana, Nebraska, Nevada, Oregon, and Texas.

We closed loan production offices located in the northeast and southeast areas of the country. To date, this reorganization has resulted in cost savings greater than the income generated from the closed offices. As a result of reorganization we place greater emphasis and resources on generating SBA loans in the mid and western United States.

Since we opened in 1996, we have experienced substantial annual growth. We continue to have strong growth in loans and deposits. We plan to continue to expand through new full service and/or loan production office locations if they make good business sense and are located within our geographic service areas or contiguous markets and if the target offices can be staffed with seasoned bankers that fit our culture. The following table highlights selected financial data for the three month periods ended March 31, 2007 and 2006 and the year ended December 31, 2006:

	For the Three Months Ended March 31,
	2007	2006
Income Statement	(dollars and shares in thousands, except per share data)
Interest income	$28,360	$19,421
Interest expense	12,110	6,053
Net interest income	16,250	13,368
Provision for loan losses	415	314
Net interest income after provision for loan losses	15,835	13,054
Non interest income	3,938	4,941
Non interest expense	12,664	11,077
Income before income taxes	7,109	6,918
Provision for income taxes	2,930	2,937
Net income	$4,179	$3,981

Per Share Data:
Basic earnings per share	$0.39	$0.44
Diluted earnings per share	$0.38	$0.42

Average common shares outstanding	10,602	8,955
Average common shares (dilutive)	11,125	9,568
Book value per share	$10.15	$7.00

Selected Ratios:
Net Interest Margin	5.54%	6.83%
Efficiency Ratio	62.73%	60.50%

Return on average assets	1.34%	1.82%
Return on average equity	16.04%	26.47%

	March 31, 2007	December 31, 2006
Total assets	$1,312,448	$1,238,189
Loans Held-for-sale	201,495	173,120
Net loans (excluding held-for-sale and allowance for loan loss)	978,294	969,573
Total deposits	1,151,853	1,081,501
Junior Subordinated Debt	41,240	41,240
Shareholders’ Equity	107,744	103,263

Net Charge offs	$479	$167
Net Charge offs / average total loans	0.04%	0.02%

Gross non-performing loans	$23,813	$19,124
Other Real Estate Owned, gross	722	1,255
Gross non-performing assets / average total loans	2.11%	2.22%

Net non-performing loans	$10,240	$8,790
Other Real Estate Owned, net	180	617
Net non-performing assets / average total loans	0.90%	1.04%

Allowance for loan loss	$12,458	$12,522
Allowance for loan loss/net loans and loans held-for-sale	1.06%	1.10%
Allowance for loan loss/net loans excluding loans held-for-sale	1.27%	1.29%
Allowance for loan loss/gross nonperforming loans	52.31%	65.48%

Tier I leverage ratio	11.27%	11.42%
Tier I risk based ratio	10.42%	10.49%
Total risk based ratio	11.65%	11.90%

FINANCIAL CONDITION

Balance Sheet Summary

Total assets were $1.31 billion at March 31, 2007 compared to $1.24 billion at December 31, 2006, an increase of $74.3 million or 6.00%. Total loans and loans held-for-sale, excluding deferred loan fees and allowance for loan loss, were $1.18 billion at March 31, 2007, an increase of $37.7 million or 3.29%, from $1.15 billion at December 31, 2006. Total deposits were $1.15 billion at March 31, 2007, an increase of $70.4 million or 6.51%, from $1.08 billion at December 31, 2006. Total shareholders’ equity was $107.7 million at March 31, 2007, an increase of $4.5 million or 4.34%, from $103.3 million at December 31, 2006.

Cash and Due From Banks

Cash and due from banks were $70.3 million as of March 31, 2007. Cash and due from banks consist of federal funds sold of $55.3 million compared to $18.2 million at December 31, 2006, an increase of $37.1 million. The increase in the first three months of 2007 is largely attributable to a $70.4 million increase in total deposits offset by a $9.3 million increase in total loans, and a $28.4 million increase in loans held-for-sale.

Investment Securities

At March 31, 2007, our FNMA mortgage-backed security, with an amortized cost and fair value of $1.0 million, was classified as held-to-maturity. This security was purchased on November 8, 2006 and matures in 2036.

Loans

Total loans, excluding loans held-for-sale, were $982.4 million at March 31, 2007 compared to $973.1 million at December 31, 2006, an increase of $9.3 million or 0.95%. The loan portfolio composition is primarily construction, commercial, and real estate secured loans. SBA loans, of which we are an active originator, comprise approximately 24% of net loans outstanding as of March 31, 2007 and 23% of net loans outstanding as of December 31, 2006. Typical of community bank loan markets, a significant portion of our portfolio is real estate secured. Approximately 94% of the loan portfolio at March 31, 2007 and December 31, 2006 was real estate secured. Approximately 50% of our lending portfolio was classified as real estate construction loans as of March 31, 2007 and December 31, 2006.

In December 2006, the federal banking agencies issued final guidance to reinforce sound risk management practices for bank holding companies and banks in commercial real estate (“CRE”) loans. The guidance establishes CRE concentration thresholds as criteria for examiners to identify CRE concentration that may warrant further analysis. The implementation of these guidelines could result in increased reserves and capital costs for banks with “CRE concentration”. We believe that our CRE portfolio as of March 31, 2007 does not have the risks associated with high CRE concentration due to mitigating factors, including low loan-to-value ratios, adequate debt coverage ratios, and a wide variety of property types. Under the final guidance, our ratio of commercial real estate loans, excluding owner-occupied properties, to capital as of March 31, 2007, is approximately 380%. While this exceeds the 300% benchmark set by the guidance, we believe we have implemented enhanced risk management practices as recommended by the guidance. These practices include the review and analysis of detailed monthly construction loan status reports, detailed monthly geographic concentration reports by product type and county location, detailed monthly commercial real estate concentration reports, and centralized monitoring and servicing of our commercial real estate term loans.

The weighted-average loan-to-value for our real estate loan portfolio, excluding owner occupied properties, is approximately 62% at March 31, 2007. The following table summarizes our loan portfolio, (including loans held-for-sale), excluding deferred loan fees and allowance for loan loss, by type of loan and their percentage distribution:

	March 31, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
Loan portfolio composition:	(dollars in thousands)
Commercial	$51,289	4%	$59,663	5%
Real estate - Construction	595,507	50%	570,204	50%
Real estate - Other	250,169	21%	246,096	20%
SBA	283,363	24%	266,581	23%
Consumer	3,566	1%	3,685	1%
Total Loans	$1,183,894	100%	$1,146,229	100%

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

The allowance for loan losses was $12.5 million at March 31, 2007 and December 31, 2006. The allowance for loan losses as a percentage of net loans outstanding and loans held-for-sale was 1.06% as of March 31, 2007 and 1.10% as of December 31, 2006. The allowance for loan losses as a percentage of net loans outstanding excluding loans held-for-sale was 1.27% as of March 31, 2007, and 1.29% as of December 31, 2006.

A summary of the allowance for loan losses for the three months ended March 31, 2007 and 2006 and the year ended December 31, 2006 follows:
	Allowance for Loan Losses
	March 31, 2007	December 31, 2006	March 31, 2006
	(dollars in thousands)
Loans outstanding and loans held-for-sale	$1,179,789	$1,142,693	$799,100
Average amount of loans outstanding	1,167,399	922,264	782,333
Balance of allowance for loan losses, beginning of periods	12,522	9,039	9,039
Loans charged off:
Commercial	(38)	(208)	(63)
Real Estate - Construction	-	(10)	(10)
Real Estate - Other	(441)	(159)	(82)
Consumer	-	(4)	(1)
Total loans charged off	$(479)	$(381)	$(156)

Recoveries of loans previously charged off:
Commercial	-	202	1
Real Estate - Construction	-	10	-
Real Estate - Other	-	1	-
Consumer	-	1	-
Total loan recoveries	$-	$214	$1
Net loans charged off	(479)	(167)	(155)
Provision for loan loss expense	415	3,650	314
Balance, end of period	$12,458	$12,522	$9,198

Ratio of net charge-offs to average loans	0.04%	0.02%	0.02%

Nonaccrual, Past Due, Restructured Loans and Other Real Estate Owned ("OREO")

At March 31, 2007, gross nonaccrual loans totaled $23.8 million, a $4.7 million or 24.52% increase from gross nonaccrual loans of $19.1 million at December 31, 2006. The OREO balance was $722 thousand at March 31, 2007 compared to $1.3 million at December 31, 2006. We had no restructured loans as of March 31, 2007 or December 31, 2006. The following table presents information concerning nonaccrual loans, OREO, accruing loans which are contractually past due 90 days or more, as to interest or principal payments and still accruing, and restructured loans:

	March 31, 2007			December 31, 2006
	Gross	Government	Net	Gross	Government	Net
	Balance	Guaranteed	Balance	Balance	Guaranteed	Balance
Nonaccrual loans (Gross):	(dollars in thousands)
Commercial	$404	$(115)	$289	$89	$(44)	$45
Real Estate - Construction	6,689	-	6,689	5,942	-	5,942
Real Estate - Other	16,720	(13,458)	3,262	13,093	(10,290)	2,803
Installment	-	-	-	-	-	-
Total	23,813	(13,573)	10,240	19,124	(10,334)	8,790
OREO	722	(542)	180	1,255	(638)	617
Total nonaccrual loans and OREO	$24,535	$(14,115)	$10,420	$20,379	$(10,972)	$9,407

Gross nonaccrual loans as a percentage of total loans			2.02%			1.67%
Gross nonaccrual loans and OREO as a percentage of total loans and OREO			2.08%			1.78%
Allowance for loan losses to total net loans (including held-for-sale)			1.06%			1.10%
Allowance for loan losses to total net loans (excluding held-for-sale)			1.27%			1.29%
Allowance for loan losses to gross nonaccrual loans			52.31%			65.48%

Loans past due 90 days or more on accrual status:
Commercial			$-			$26
Real Estate			-			114
Installment			-			-
Total			$-			$140

Cash Surrender Value of Life Insurance

The cash surrender value of life insurance is bank-owned life insurance (“BOLI”) which is the purchase of single premium life insurance on certain executives. We are the owner and beneficiary of these policies with split-dollar agreements on covered executives. The BOLI had a balance of $24.3 million at March 31, 2007, compared to $24.0 million at December 31, 2006, an increase of $229 thousand.

Servicing Asset and Interest-Only Strips Receivable

Our goal is to maintain at least 90% of our assets as interest-earning assets. One component of non interest-earning assets are the SBA servicing and SBA interest-only (I/O) strip receivable assets. At March 31, 2007, we were servicing approximately $383.1 million of the guaranteed portion of 7(a) loans previously sold with a weighted-average servicing and I/O rate of 1.95%. At December 31, 2006, we were servicing approximately $399.9 million of the guaranteed portion of 7(a) loans previously sold with a weighted-average servicing and I/O rate of 2.01%.

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

The servicing asset represents the value of the contractual servicing fee less adequate servicing compensation. Adequate servicing compensation in the SBA industry has been considered 40 basis points. Therefore, the servicing asset value is based upon the contractual servicing fee of generally 1%, less adequate servicing compensation of 40 basis points. When the interest rate retained exceeds the contractual servicing fee, generally 1% for SBA 7(a) loans, the excess over 1% is considered the I/O. At March 31, 2007 and December 31, 2006, we had I/O strips of $11.4 million, and $13.2 million, respectively, which approximate fair value. Fair value is estimated by discounting estimated future cash flows from the I/O strips using assumptions similar to those used in valuing servicing assets.

For the first three months of 2007, we recognized a decrease in the fair value of servicing assets and interest-only strips receivable. The change in value was caused primarily by changes in the prepayment speed assumptions used in the valuation. A summary of the changes in the related servicing asset and I/O strips receivable are as follows:

	Servicing Asset
	Three Months Ended March 31, 2007	Year End December 31, 2006
	(dollars in thousands)
Balance at Beginning of Period	$8,288	$8,169
Increase from Loan Sales	220	2,378
Amortization Charged to Income	-	(2,259)
Fair Market Value Adjustment	(887)	-
Balance at End of Period	$7,621	$8,288

	Interest-Only Strips Receivable
	Three Months Ended March 31, 2007	Year End December 31, 2005
	(dollars in thousands)
Balance at Beginning Period	$13,215	$22,068
Increase from Loan Sales	68	1,377
Amortization Charged to Income	-	(9,228)
Fair Market Value Adjustment	(1,884)	(1,002)
Balance at End of Period	$11,399	$13,215

Servicing income is a component of non interest income in the consolidated statement of income. The $855 thousand loss in servicing income for the first quarter of 2007 was comprised of $2.0 million of servicing income and $2.8 million of expense due to the fair value adjustment. For the first quarter of 2006, servicing income was comprised of $2.4 million of servicing income and $2.0 million of amortization expense.

The servicing calculations contain certain assumptions such as expected life of the loan and the discount rate used to compute the present value of future cash flows. The exposure of the loan life assumption is if loans prepay faster than expected. The exposure to the discount rate assumption is if rates adjust severely and permanently. Such exposure can cause a decrease in servicing income. With the assistance of quarterly external appraisals, the servicing asset and I/O strips are recorded at fair value.

The table below summarizes the repayment rates for national SBA pools based on their maturities:

Three Months Ended March 31, 2007
SBA Pools - Constant Prepayment Rates
Variable Rate Pools
Issue Date	< 8 Yr Life CPR	8-11 Yr Life CPR	11-16 Yr Life CPR	16-21 Yr Life CPR	> 21 Yr Life CPR
Year 1	8.44	6.01	5.83	4.29	4.55
Year 2	14.41	11.64	10.61	12.65	10.05
Year 3	18.32	16.34	16.44	16.81	17.62
Year 4	18.69	17.11	19.73	19.99	21.78
Year 5	16.93	16.61	21.16	20.00	21.27
Year 6	14.87	16.15	20.93	17.68	20.60
Year 7	11.88	14.64	19.52	18.96	19.02
Year 8	6.30	12.05	14.68	14.68	19.30
Year 9	3.73	9.53	14.73	19.47	19.30
Year 10	1.30	5.45	14.15	14.25	20.45
Year 11+	0.00	2.10	14.30	9.90	22.20

The value of the servicing asset would decrease $854 thousand if prepayment speeds increased 10% and the value of the servicing asset would decrease $1.9 million if prepayment speeds increased 20%.

The expected overall average life of the servicing portfolio is 3.75 years. The following schedule displays the weighted-average discount rates for each SBA pool after applying the CPRs identified above and our estimated discount rates for each SBA pool at March 31, 2007 based on assessing each component.
Original Maturity		Disc Rate
< 8	Years	8.87%
8-11	Years	8.66%
11-16	Years	8.55%
16-21	Years	8.54%
> 21	Years	8.54%

The servicing asset value would decrease $545 thousand if the discount rate increased 1% and the servicing asset value would decrease $1.1 million if the discount rate increased 2%. The amount of interest retained on the sold portion of the SBA 7(a) loans does not change even though most of the underlying loans are variable rate. Since the retained interest is fixed, changes in interest rates impact the value. Therefore, when rates rise, the value declines and when rates decline the value increases.

Other Assets

Premises and equipment, accrued interest, and deferred tax assets are major components of other assets. Following is a summary of these items as of March 31, 2007 and December 31, 2006.

•
Premises and equipment was $5.6 million at March 31, 2007 compared to $5.5 million at December 31, 2006, a 1.97% or $108 thousand increase. Contributing to the increase were the additions of the Solana Beach and Ontario branches as well as increases in premises and equipment from normal operations.

•
Accrued interest was $6.5 million at March 31, 2007 compared to $6.2 million at December 31, 2006, a 5.17% or $318 thousand increase. The increase in accrued interest is a direct result of the increase in loans from December 31, 2006 to March 31, 2007.

•	Deferred tax asset was $8.8 million at March 31, 2007 compared to $8.5 million at December 31, 2006, a 3.54% or $300 thousand increase.

Deposits

Deposits were $1.15 billion at March 31, 2007 compared to $1.08 billion at December 31, 2006, a 6.51% increase. Money market and NOW accounts increased $10.7 million, savings increased $2.2 million, demand deposits increased $6.8 million, and certificate of deposits (CD's) increased $50.7 million. Non interest-bearing demand deposits comprised approximately 13% of deposits at March 31, 2007 and December 31, 2006.

At March 31, 2007, more than 60% of deposits had balances of $100,000 or more. At March 31, 2007, none of our customers (excluding brokered deposits) had balances over 2% of the Bank’s deposits. We prefer core deposits as a source of funds for the loan portfolio. Consequently, we take steps to attract solid core accounts while at the same time maintaining a reasonable funding cost. We will continue to solicit core deposits to diminish reliance on volatile funds.

Borrowings and Junior Subordinated Debt

Borrowings - At March 31, 2007 and 2006, and December 31, 2006 there were no short-term advances from the Federal Home Loan Bank. The borrowing capacity at the Federal Home Loan Bank as of March 31, 2007 was $79.4 million and at December 31, 2006 was $73.8 million.

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

Junior Subordinated Debt - Pursuant to rulings of the Federal Reserve Board, bank holding companies are permitted to issue long-term subordinated debt instruments called debentures that will, subject to certain conditions, qualify as and, therefore, augment capital for regulatory purposes. The debentures are subordinated to all of our existing and future borrowings. The table below summarizes the terms of each issuance of subordinated debentures:
Series	Amount (000’s)	Date Issued	Rate Adjustor	Effective Rate	Maturity Date
Temecula Valley Statutory Trust I	$7,217	June 2002	3-month LIBOR +3.45%	8.80%	2032
Temecula Valley Statutory Trust II	5,155	September 2003	3-month LIBOR +2.95%	8.30%	2033
Temecula Valley Statutory Trust III	8,248	September 2004	3-month LIBOR +2.20%	7.55%	2034
Temecula Valley Statutory Trust IV	8,248	September 2005	3-month LIBOR +1.40%	6.75%	2035
Temecula Valley Statutory Trust V	12,372	September 2006	3-month LIBOR +1.60%	6.95%	2036
Total	$41,240

The Federal Reserve Board has taken the position that these mandatorily redeemable preferred securities qualify as capital, subject to certain restrictions. As of March 31, 2007 we have included the net junior subordinated debt in our capital for regulatory capital purposes.

Capital

Total capital was $107.7 million at March 31, 2007 compared to $103.3 million at December 31, 2006. For the first three months of 2007, the $4.5 million increase consisted of $4.2 million of net income, $112 thousand on the exercise of stock options, and $190 thousand for stock-based compensation.

At March 31, 2007 and December 31, 2006 our bank and our holding company were in the regulatory "well capitalized" category. Refer to capital ratio tables included in the “Capital Planning” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Net Income

Our net income and basic and diluted earnings per share for the three months ended March 31, 2007 and 2006 are as follows:

•	For March 31, 2007, net income was $4.2 million or $0.39 per basic share and $0.38 per diluted share.
•	For March 31, 2006, net income was $4.0 million or $0.44 per basic share and $0.42 per diluted share.

For the first three months of 2007, we earned $4.2 million, compared to $4.0 million for the first three months of 2006. The increase was the result of an increase in net interest income of $2.9 million offset by an increase in non-interest expense of $1.6 million and a decrease in non-interest income of $1.0 million.

Our return on average assets and return on average equity for the three months ended March 31, 2007 and 2006 are as follows:

•	For March 31, 2007, return on average assets was 1.34%; return on average equity was 16.04%.
•	For March 31, 2006, return on average assets was 1.82%; return on average equity was 26.47%.

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

Net interest income was $16.3 million in the first three months of 2007, compared to $13.4 million in the same period in 2006. The net interest margin was 5.54% for the three months ending March 31, 2007 compared to 6.83% for the three months ending March 31, 2006. In the initial cycle of a flat rate environment following a rising rate environment, the net  interest margin will slightly compress due to longer term, lower rate time deposits maturing and repricing at a higher rate. The yield on interest-earning assets decreased by 29 basis points for the first three months of 2007 and the yield on interest-bearing liabilities increased by 118 basis points for the same period. The following is a summation of various yields for interest-earning assets and interest-bearing liabilities for the three months ending March 31, 2007 and 2006:

•	Yield on loans decreased to 9.75% as of March 31, 2007 compared to 10.00% as of March 31, 2006 as a result of interest income being reversed on loans that were placed on nonaccrual status.
•
Yield on investments, Federal Funds Sold and U.S. Treasuries, increased to 5.23% as of March 31, 2007 compared to 4.50% as of March 31, 2006. The increase is a result of an increase in average Federal Funds Sold and an increase in interest rates.

•
Cost of interest-bearing deposits increased to 4.75% as of March 31, 2007 compared to 3.53% as of March 31, 2006 as a result of the growth in average interest-bearing deposits and the increasing interest rate environment.

•
Cost of other borrowings, Federal Home Loan Bank advances and junior subordinated debt borrowings, increased to 8.14% as of March 31, 2007 compared to 6.85% as of March 31, 2006. Contributing to the increase in the cost of borrowings was the increase in junior subordinated debt as well as the increasing interest rate environment.

The following table shows average balances with corresponding interest income and interest expense as well as average yield and cost information for the three months ending March 31, 2007 and 2006. Average balances are derived from daily balances, and nonaccrual loans are included as interest-bearing loans for purposes of these tables.
	Average Balances with Rates Earned and Paid
	Three-month period ended March 31,
	Average Balance	2007 Interest Income/ Expense	Average Interest Rate	Average Balance	2006 Interest Income/ Expense	Average Interest Rate
Assets	(dollars in thousands)
Interest-bearing deposits	$99	$1	4.19%	$-	$-	0.00%
Securities-HTM (1)	1,301	18	5.58%	277	3	4.00%
Federal Funds Sold	20,419	263	5.22%	10,740	120	4.52%
Total Investments	21,819	282	5.23%	11,017	123	4.50%

Total Loans (2)	1,167,399	28,078	9.75%	782,333	19,298	10.00%
Total Interest Earning Assets	1,189,218	28,360	9.67%	793,350	19,421	9.93%

Allowance for Loan Loss	(12,731)			(9,340)
Cash & Due From Banks	14,168			26,755
Premises & Equipment	5,609			5,016
Other Assets	70,393			69,855
Total Assets	$1,266,657			$885,636

Liabilities and Shareholders’ Equity
Interest Bearing Demand	$32,029	12	0.15%	$31,621	12	0.15%
Money Market	103,322	957	3.76%	72,066	473	2.66%
Savings	31,432	24	0.31%	31,926	27	0.34%
Time Deposits under $100,000	393,479	4,680	4.83%	243,332	2,470	4.12%
Time Deposits $100,000 or more	402,582	5,603	5.64%	248,349	2,479	4.05%
Other Borrowings	41,546	834	8.14%	35,012	592	6.85%
Total Interest Bearing Liabilities	1,004,390	12,110	4.89%	662,306	6,053	3.71%

Non-interest Demand Deposits	143,283			153,212
Other Liabilities	13,323			9,136
Shareholders' Equity	105,661			60,982
Total Liabilities and Shareholders' equity	$1,266,657			$885,636
Net Interest Income		$16,250			$13,368
Interest Spread (3)			4.78%			6.22%
Net Interest Margin (4)			5.54%			6.83%

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

The following table shows a comparison of interest income and interest expense as the result of changes in the volumes and rates on average interest-earning assets and average interest-bearing liabilities for the three months ended March 31, 2007 and 2006.

	Rate/Volume Analysis
	Increase/Decrease in Net Interest Income
	Three month period ended
	March 31, 2007 and 2006
	Volume	Rate	Total
	(dollars in thousands)
Assets
Securities-HTM (1)	$10	$5	$15
Due From Banks-Time	-	1	1
Federal Funds Sold	108	35	143
Total Investments	118	41	159
Total Loans (2)	9,499	(719)	8,780
Total Interest Earning Assets	$9,617	$(678)	$8,939

Liabilities and Shareholders' Equity
Interest Bearing Demand	-	10	10
Money Market	210	264	474
Savings	-	(2)	(2)
Time Deposits under $100,000	1,524	686	2,210
Time Deposits $100,000 or more	1,539	1,584	3,123
Other Borrowings	110	132	242
Total Interest Bearing Liabilities	3,383	2,674	6,057
Net Interest Income	$6,234	$(3,352)	$2,882

(1) There are no tax exempt investments in any of the reported periods.
(2) Average balances are net of deferred fees/gains that are amortized to interest income over the term of the respective loan.

Provision for Loan Losses

The allowance for loan losses represents management’s best estimate of probable incurred losses in the loan portfolio. We have a monitoring system to identify impaired and/or potential problem loans. This system assists in the periodic evaluation of impairment and in determining the amount of the allowance for loan losses required.

The monitoring system and allowance for loan losses methodology have evolved over a period of years, and loan classifications have been incorporated into the determination of the allowance for loan losses. The monitoring system and allowance methodology include an assessment of individual classified loans, as well as applying loss factors to all loans not individually classified. Classified loans are reviewed individually to estimate the amount of probable loss that needs to be included in the allowance. These reviews include analysis of financial information as well as evaluation of collateral securing the credit. The analysis considers general factors such as changes in lending policies and procedures, economic trends, loan volume trends, changes in lending management and staff, trends in delinquencies, nonaccruals and charge-offs, changes in loan review and Board oversight, the effects of competition, legal and regulatory requirements, and factors inherent to each loan pool. The provision was $415 thousand for the first three months of 2007 and $314 thousand for the same period in 2006.

Non-Interest Income

Non-interest income is an important revenue source. Non-interest income consists of service charges and fees, gain on sale of loans and other assets, and loan servicing, broker and other loan related income. Non-interest income was $3.9 million for the first three months of 2007 compared to $4.9 million for the same period in 2006, a $1.0 million decrease. The primary contributors to the decrease in non-interest income are the changes in the gain on sale of loans and servicing income.

As a result of most SBA 7(a) loans now being sold at a premium instead of at par (par loan sales carry a higher servicing rate) the weighted-average rate on servicing asset has been decreasing. At March 31, 2007, we were servicing approximately $383.1 million of the guaranteed portion of 7(a) loans previously sold with a weighted-average servicing and I/O rate of 1.95%. The SBA 7(a) guaranteed servicing portfolio balance as of December 31, 2006 was $399.9 million with a weighted-average servicing and I/O rate of 2.01%. The servicing income was negative for the quarter as a result of adjusting the fair value of the servicing and I/O assets to account for an increase in the prepayments experienced in our SBA loan portfolio.

The following table summarizes the components of non-interest income for the three months ended March 31, 2007 and 2006.
	Fees and Other Income
	Three Months Ended March 31,
	2007	2006
	(dollars in thousands)
Service Charges and Fees	$149	$153
Gain on Sale of Loans	2,297	2,945
Gain(Loss) on Other Assets and Other Real Estate Owned	(14)	25
Servicing Income	(855)	415
Loan Broker Income	1,386	620
Loan Related Income	458	521
Other Income	517	262
	$3,938	$4,941

The gain on sale of loans was $2.3 million in the first three months of 2007 compared to $2.9 million in the same period in 2006, a $648 thousand decrease. The following table summarizes the gain on sale of loans and other assets for the three months ended March 31, 2007 and 2006.
	Gain on Sale of Loans / Assets
	Three months ended March 31,
	2007	2006
	(dollars in thousands)
SBA 7A Unguaranteed Sales	$151	$1,467
SBA 7A Guaranteed Sales	958	1,176
SBA 504 Sales	820	-
Other Loan Related	368	302
REO Gain (Loss)	(15)	25
Fixed Assets	1	-
Total	$2,283	$2,970

Non-Interest Expense

Non-interest expenses consist of salaries and benefits, occupancy, furniture and equipment, processing, office expense and professional costs such as legal and auditing, marketing and regulatory fees. These expenses are reviewed and controlled to maintain cost effective levels of operation.

For the three months ended March 31, 2007, non-interest expense was $12.7 million compared to $11.1 million for the same period in 2006, a $1.6 million increase. The main contributors to the increase were salaries and employee benefits, furniture and equipment expense, loan funding expense, and marketing and promotion expense. The variances were as follows:

•
Salaries and benefits were $8.6 million in the first three months of 2007 compared to $7.7 million for the same period in 2006, an $898 thousand increase. The increase in salaries and benefits is a result of the expansion of the Risk Management, Information Technology, and Appraisal Departments as well as the addition of the Solana Beach and Ontario branches, the Inland Empire loan production unit, the SBA unguaranteed purchase program, and growth of the SBA wholesale lending unit. At March 31, 2007, we had 318 employees (313 full-time equivalent), of which 299 were full time. At March 31, 2006, we had 286 employees (281 full-time equivalent), of which 268 were full time. Included in the salaries and benefits expense is $190 thousand for stock-based compensation for all share-based payments granted on or before March 31, 2007 and vested in the first three months of 2007 as a result of the adoption of SFAS No. 123R.

•
Furniture and equipment expense was $472 thousand for the first three months of 2007 compared to $380 thousand for the same period in 2006, a $92 thousand increase. Contributing to the increase are the costs related to the opening of the Solana Beach and Ontario branches.

•
Loan funding expenses were $621 thousand for the first three months of 2007 compared to $462 thousand for the same period in 2006, a $159 thousand increase. The increase is a result of continued growth in our loan portfolio.

•
Marketing and promotion expenses were $344 thousand for the first three months of 2007 compared to $225 thousand for the same period in 2006, a $119 thousand increase. Contributing to the increase are the costs related to the opening of the Solana Beach and Ontario branches, as well as the logo change for our bank and holding company.

The following table summarizes the components of non-interest expense for the three months ended March 31, 2007 and 2006.

Other Expenses
Three Months Ended March 31,
2007		2006
(dollars in thousands)
Salaries and Employee Benefits	$8,638	$7,740
Occupancy Expenses	792	738
Furniture and Equipment	472	380
Data Processing	352	302
Marketing and Business Promotion	344	225
Legal and Professional	309	302
Regulatory Assessments	55	42
Travel & Entertainment	306	245
Loan Related Expense	621	462
Office Expenses	658	608
Other Expenses	117	33
	$12,664	$11,077
Income Taxes

Income tax expense totaled $2.9 million for the first three months of 2007 and 2006. The effective rate was 41.21% and 42.46% for these periods in 2007 and 2006, respectively. Deferred tax assets totaled $8.8 million at March 31, 2007 compared to $8.5 million at December 31, 2006. Over half of the deferred tax asset balance is due to the tax deductibility timing difference of the provision for loan loss.

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

Our cash position is determined on a daily basis. On a monthly basis, our Board reviews our liquidity position. One analysis measures the liquidity gap. Another analysis measures an industry standard liquidity ratio. Our guidelines state a 10% ratio or more should be maintained. At March 31, 2007, the ratio was 23.28%.

Our primary sources of liquidity are derived from financing activities which includes Federal Funds lines of credit at correspondent banks, Federal Home Loan Bank Advances, Money Desk deposits, brokered deposits, and growth in customer deposits. We maintain Federal Funds lines of credit of $18.0 million for short-term liquidity. In addition, we have created a borrowing capacity at the Federal Home Loan Bank that fluctuates with loan balances pledged as collateral. At March 31, 2007, our borrowing capacity with the Federal Home Loan Bank was $79.4 million and at December 31, 2006 was $73.8 million. These funding sources are augmented by payments of principal and interest on loans and sales and participations of eligible loans. Primary uses of funds include withdrawal of deposits, interest paid on deposits and borrowings, originations of loans, and payment of operating expenses.

Net cash used by operating activities totaled $23.9 million for the first three months of 2007, compared to net cash provided by operating activities of $2.2 million for the same period last year. The decrease was primarily the result of an increase in loans originated for sale.

Net cash used by investing activities totaled $9.7 million for the first three months of 2007, compared to $42.5 million for the same period in 2006. The change was primarily the result of the purchase of the unguaranteed portion of 7(a) loans.

Net cash provided by financing activities totaled $70.5 million for the first three months of 2007, compared to $54.3 million for the same period last year. The increase was primarily the result of the repayment of FHLB advances in the prior year offset by a lower increase in time deposits.

At March 31, 2007, cash and cash equivalents totaled $70.3 million compared to $65.5 million at March 31, 2006 an increase of $4.9 million, or 7.43%. As of March 31, 2007, management is not aware of any current recommendations by regulatory authorities, which, if they were implemented, would have or would be reasonably likely to have a materially adverse effect on our liquidity, capital resources, or operations.

CAPITAL PLANNING

It is our goal to maintain capital levels within the regulatory “well capitalized” category. We update our multiple-year capital plan annually in conjunction with the preparation of the annual budget. Capital levels are always a primary concern of the federal regulatory authorities, and we submit capital plans to them when requested. As a result of a regulatory examination just completed, the risk weighting of some assets changed, slightly reducing the risk-based ratios for December 31, 2006. It is our strategy to maintain an adequate level of capital, which by definition excludes excessive as well as inadequate capital. The following tables set forth our actual capital amounts and ratios (dollar amounts in thousands).
			Amount of Capital Required
Temecula Valley Bancorp			For Capital Adequacy Purposes
As of March 31, 2007:	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk-Weighted Assets)	$159,460	11.65%	$109,543	8.00%
Tier 1 Risk-Based Capital (to Risk-Weighted Assets)	$142,643	10.42%	$54,771	4.00%
Tier 1 Leverage Ratio (to Average Assets)	$142,643	11.27%	$50,636	4.00%

As of December 31, 2006:
Total Risk-Based Capital (to Risk-Weighted Assets)	$154,976	11.90%	$104,193	8.00%
Tier 1 Risk-Based Capital (to Risk-Weighted Assets)	$136,579	10.49%	$52,097	4.00%
Tier 1 Leverage Ratio (to Average Assets)	$136,579	11.42%	$47,848	4.00%

			Amount of Capital Required
			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Provisions
Temecula Valley Bank
As of March 31, 2007:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk-Weighted Assets)	$150,739	11.02%	$109,439	8.00%	$136,799	10.00%
Tier 1 Risk-Based Capital (to Risk-Weighted Assets)	$138,261	10.11%	$54,720	4.00%	$82,080	6.00%
Tier 1 Leverage Ratio (to Average Assets)	$138,261	10.93%	$50,587	4.00%	$63,234	5.00%

As of December 31, 2006:
Total Risk-Based Capital (to Risk-Weighted Assets)	$145,702	11.20%	$104,089	8.00%	$130,111	10.00%
Tier 1 Risk-Based Capital (to Risk-Weighted Assets)	$133,160	10.23%	$52,044	4.00%	$78,066	6.00%
Tier 1 Leverage Ratio (to Average Assets)	$133,160	11.16%	$47,740	4.00%	$59,675	5.00%

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

Two critical accounting policies are noteworthy. They concern the allowance for loan loss and the SBA servicing asset. They are considered critical due to the assumptions that are contained in their calculation, as well as external factors that can affect their value. Through quarterly review and analysis, valuations and calculations are tested for reasonableness. For a discussion of our critical accounting policies, see Item 7 "Management Discussion and Analysis" of our report on Form 10-K for the year-ended December 31, 2006. There were no changes in our critical accounting policies and estimates in the three months ended March 31, 2007 except as discussed in Note 1 to the financial statements.

LOAN COMMITMENTS AND RELATED FINANCIAL INSTRUMENTS

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

Contractual Obligations

We conduct business at ten full-service banking offices in Southern California and multiple loan production offices in nine states, including California. The main office facilities are located at 27710 Jefferson Avenue, Suite A100, Temecula, California. As of March 31, 2007, we owned the property at one of our branch locations. The remaining banking offices and other offices are leased. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance. Total future annual rental payments (exclusive of operating charges and real property taxes) are approximately $5.6 million, with lease expiration dates ranging from 2007 to 2014, exclusive of renewal options.

The following table summarizes our aggregate contractual obligations and their maturities as of March 31, 2007.

		Maturity by period
	Total	One year or less	More than 1 year to 3 years	More than 3 years to 5 years	More than 5 years
	(dollars in thousands)
Commitments to Extend Credit	$433,945	$255,208	$144,372	$1,138	$33,227
Letters of Credit	7,283	581	6,702	-	-
Loan Commitments Outstanding	441,228	255,789	151,074	1,138	33,227

Junior Subordinated Debt	41,240	-	-	-	41,240
Operating Lease Obligations	5,610	1,873	2,124	418	1,195
Other Commitments Outstanding	46,850	1,873	2,124	418	42,435
Total Outstanding Commitments	$488,078	$257,662	$153,198	$1,556	$75,662

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

The following reflects our one year net interest income sensitivity based on asset and liability levels using the March 31, 2007 net interest income as a starting point. For purposes of this table, there is assumed to be zero growth in loans, investments, deposits, or other components of the balance sheet.
March 31, 2007
Changes in		Projected Net	Change from	% Change from
Rates		Interest Income	Base Case	base Case
(dollars in thousands)
+300	bp	$62,197	$(12,675)	(16.93%)
+200	bp	66,237	(8,635)	(11.53%)
+100	bp	70,430	(4,442)	(5.93%)
0	bp	74,872	-	0.00%
-100	bp	80,020	5,148	6.88%
-200	bp	85,149	10,277	13.73%
-300	bp	90,258	15,386	20.55%

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

ITEM 4 - CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness (as defined in Rules 13a through15e) of our disclosure controls and procedures and have concluded that as of the period covered by this report our disclosure controls and procedures were effective.

In addition, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described in the above paragraph that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2007, we are not party to any litigation that is considered likely to have a material adverse effect on us.

ITEM 1A. RISK FACTORS

There have been no material changes in the discussion pertaining to risk factors described in Item 1A to Part I of our Annual Report on Form 10-K, for fiscal year ended December 31, 2006, which Item 1A is incorporated herein by reference. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

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

TEMECULA VALLEY BANCORP INC.
DATE: May 10, 2007

Stephen H. Wacknitz,
President/CEO, Chairman of the Board
Donald A. Pitcher,
Executive Vice President
Chief Financial Officer