Form 10-Q
period 2007-06-30
TEMECULA VALLEY BANCORP INC
filed 2007-08-08
CIK 1172678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:June 30, 2007

or

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
(951) 694-9940

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]    No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]          Accelerated Filer [X]          Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [ ]   No  [X]

As of July 30, 2007, there were 10,174,306 shares of the registrant's common stock, no par value per share, outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
TEMECULA VALLEY BANCORP INC.
Consolidated Statements of Financial Condition
(Unaudited)
June 30, 2007		December 31, 2006
ASSETS		(in thousands, except share data)
Cash and Due from Banks	$13,644	$15,190
Interest-bearing deposits in financial institutions	1,000	99
Federal Funds Sold	76,750	18,180
TOTAL CASH AND CASH EQUIVALENTS	91,394	33,469

FNMA Mortgage-backed Security HTM (fair value of $1,022 at June 30, 2007 and $1,029 at December 31, 2006)	1,012	1,019

Loans Held for Sale	191,919	173,120
Loans:
Commercial	57,113	59,663
Real Estate - Construction	468,892	462,562
Real Estate - Other	199,899	246,095
SBA	234,059	201,105
Consumer and other	3,134	3,684
TOTAL LOANS HELD IN PORTFOLIO	963,097	973,109
Net Deferred Loan Fees	(3,501)	(3,536)
Allowance for Loan Losses	(12,268)	(12,522)
TOTAL NET LOANS HELD IN PORTFOLIO	947,328	957,051

Federal Home Loan Bank Stock, at Cost	2,833	1,996
Premises and Equipment	5,400	5,492
Other Real Estate Owned	722	1,255
Cash Surrender Value of Life Insurance	27,505	24,036
Deferred Tax Assets	9,080	8,480
SBA Servicing Assets	7,111	8,288
SBA Interest-Only Strips Receivable	9,775	13,215
Accrued Interest Receivable	6,466	6,155
Other Assets	8,420	4,613
TOTAL ASSETS	$1,308,965	$1,238,189

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non Interest-Bearing Demand	$144,683	$144,525
Money Market and NOW	151,893	130,357
Savings	29,487	29,781
Time Deposits, Under $100,000	403,827	367,029
Time Deposits, $100,000 and Over	419,945	409,809
TOTAL DEPOSITS	1,149,835	1,081,501

Accrued Interest Payable	2,027	2,094
Junior Subordinated Debt	34,023	41,240
Dividend payable	426	-
Other Liabilities	10,466	10,091
TOTAL LIABILITIES	1,196,777	1,134,926
SHAREHOLDERS’ EQUITY:
Common Stock No Par Value; 40,000,000 Shares
Authorized; 10,662,772 and 10,586,659 Shares Issued
and Outstanding at June 30, 2007 and December 31, 2006	46,304	46,383
Accumulated other comprehensive loss	-	(172)
Retained Earnings	65,884	57,052
TOTAL SHAREHOLDERS' EQUITY	112,188	103,263
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,308,965	$1,238,189
See accompanying notes to the consolidated financial statements

TEMECULA VALLEY BANCORP INC.
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended June 30,			For the Six Months Ended June 30,
2007		2006	2007	2006
INTEREST INCOME		(in thousands, except share and per share data)
Loans, including fees	$29,487	$21,762	$57,565	$41,060
Investment Securities	15	3	32	5
Due from Banks-Time	3	-	4	-
Federal Funds Sold	399	147	662	267
TOTAL INTEREST INCOME	29,904	21,912	58,263	41,332
INTEREST EXPENSE
Money Market and NOW	1,069	535	2,038	1,020
Savings Deposits	26	34	50	61
Time Deposits	10,976	6,089	21,259	11,037
Junior Subordinated Debt and Other Borrowings	779	717	1,614	1,309
TOTAL INTEREST EXPENSE	12,850	7,375	24,961	13,427
NET INTEREST INCOME	17,054	14,537	33,302	27,905
Provision for Loan Losses	-	1,096	415	1,410
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	17,054	13,441	32,887	26,495
NON INTEREST INCOME
Service Charges and Fees	151	162	300	315
Gain on Sale of Loans	4,453	3,759	6,750	6,704
Gain(Loss) on Other Assets and Other Real Estate Owned	1	207	(13)	232
Servicing Income (Loss)	(855)	209	(1,710)	624
Loan Broker Income	1,275	1,037	2,661	1,657
Loan Related Income	559	679	1,017	1,200
Other Income	533	422	1,050	684
TOTAL NON INTEREST INCOME	6,117	6,475	10,055	11,416
NON INTEREST EXPENSE
Salaries and Employee Benefits	9,646	8,122	18,283	15,863
Occupancy Expenses	817	747	1,609	1,486
Furniture and Equipment	456	425	928	805
Data Processing	353	318	705	620
Marketing and Business Promotion	257	259	601	484
Legal and Professional	403	319	711	621
Regulatory Assessments	56	43	111	85
Travel & Entertainment	285	278	591	523
Loan Related Expense	493	766	1,115	1,228
Office Expenses	705	576	1,363	1,184
Other Expenses	846	200	963	232
TOTAL NON INTEREST EXPENSE	14,317	12,053	26,980	23,131
INCOME BEFORE INCOME TAX EXPENSE	8,854	7,863	15,962	14,780
Income Tax expense	3,603	3,333	6,532	6,270
NET INCOME	$5,251	$4,530	$9,430	$8,510
Per Share Data :
Earnings Per Share - Basic	$0.49	$0.50	$0.89	$0.95
Earnings Per Share - Diluted	$0.47	$0.47	$0.85	$0.89
Cash Dividend Per Share	$0.04	N/A	$0.04	N/A

Average number of shares outstanding	10,661,179	9,025,994	10,631,627	8,990,537
Average number of shares and equivalents	11,072,471	9,606,151	11,063,223	9,546,876
See accompanying notes to the consolidated financial statements

TEMECULA VALLEY BANCORP INC.
Consolidated Statements of Shareholders’ Equity
(Unaudited)
					Accumulated
			Common		Other
	Comprehensive		Stock	Retained	Comprehensive
	Income	Shares	& Surplus	Earnings	Income (Loss)	Total
	(in thousands, except share and per share data)
Balance at January 1, 2006		8,898	$17,640	$40,132	$409	$58,181
Exercise of Stock Options,
Including the Realization of Tax Benefits of $243		80	559			559
Stock-based compensation			420			420
Net Income	3,981			3,981		3,981
Other comprehensive income (loss), net	(318)				(318)	(318)
Total comprehensive income	$3,663
Balance at March 31, 2006		8,978	$18,619	$44,113	$91	$62,823
Exercise of Stock Options,
Including the Realization of Tax Benefits of $941		163	1,443			1,443
Stock-based compensation			198			198
Net Income	4,529			4,529		4,529
Other comprehensive income (loss), net	(1,061)				(1,061)	(1,061)
Total comprehensive income	$3,468
Balance at June 30, 2006		9,141	$20,260	$48,642	$(970)	$67,932
Exercise of Stock Options,
Including the Realization of Tax Benefits of $189		28	369			369
Stock-based compensation			314			314
Net Income	4,018			4,018		4,018
Other comprehensive income (loss), net	328				328	328
Total comprehensive income	$4,346
Balance at September 30, 2006		9,169	$20,943	$52,660	$(642)	$72,961
Exercise of Stock Options,
Including the Realization of Tax Benefits of $189		17	122			122
Private Placement Stock Offering		1,401	25,137			25,137
Stock-based compensation			181			181
Net Income	4,392			4,392		4,392
Other comprehensive income(loss), net	470				470	470
Total comprehensive income	$4,862
Balance at December 31, 2006		10,587	$46,383	$57,052	$(172)	$103,263
Exercise of Stock Options,
Including the Realization of Tax Benefits of $10		27	112			112
Stock-based compensation			190			190
Adjustment for adoption of FASB 155				(172)	172	-
Net Income				4,179		4,179
Balance at March 31, 2007		10,614	$46,685	$61,059	$-	$107,744
Exercise of Stock Options,
Including the Realization of Tax Benefits of $1,009		156	1,528			1,528
Repurchase and retirement of common stock		(107)	(2,087)			(2,087)
Stock-based compensation			178			178
Cash dividends ($0.04 per share)				(426)		(426)
Net Income				5,251		5,251
Balance at June 30, 2007		10,663	$46,304	$65,884	$-	$112,188

See accompanying notes to the consolidated financial statements

TEMECULA VALLEY BANCORP INC.
Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES	(dollars in thousands)
Net Income	$9,430	$8,510
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	415	1,410
Depreciation and Amortization	6,234	4,834
Amortization of debt issuance cost	35	35
Net amortization(accretion) of securities	4	-
Net Change in deferred loan origination fees	(35)	(309)
Provision for Deferred Taxes	(600)	(400)
Gain on Sale of Loans	(6,750)	(6,704)
Loans Originated for Sale	(167,506)	(117,594)
Proceeds from Loan Sales	155,457	90,986
Loss (Gain) on Sale of Other Real Estate Owned and other assets	15	(240)
Share-based compensation expense	368	618
Net Increase in Cash Surrender Value of Life Insurance	(469)	(336)
Federal Home Loan Bank Stock Dividends	(53)	(45)
Net Change in Accrued Interest, Other Assets and Other Liabilities	(5,823)	(1,776)
NET CASH USED BY OPERATING ACTIVITIES	(9,278)	(21,011)

INVESTING ACTIVITIES
Purchases of Held-to-Maturity Investments	(297)	(595)
Proceeds from Maturities of Held-to-Maturity Securities	300	600
Purchases of Federal Reserve and Federal Home Loan Bank Stock	783	(45)
Net Decrease (Increase) in Loans	52,064	(105,471)
Purchase of loans	(43,443)	(31,761)
Purchases of Premises and Equipment	(781)	(994)
Proceeds from Sale of Premises and Equipment	93	131
Purchase of Cash Surrender Value Life Insurance	(3,000)	(3,668)
Proceeds from Sale of Other Real Estate Owned	1,240	2,352
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	6,959	(139,451)

FINANCING ACTIVITIES
Net Increase in Demand Deposits and Savings Accounts	21,400	15,735
Net Increase in Time Deposits	46,934	163,775
Net Change in Federal Home Loan Bank Advances	-	(30,000)
Retirement of Junior Subordinated Debt Securities	(7,217)	-
Proceeds from Exercise of Stock Options	631	818
Cash dividend payable	(426)	-
Repurchase and retirement of common stock	(2,087)	-
Excess tax benefits from Exercise of Stock Options	1,009	1,184
NET CASH PROVIDED BY FINANCING ACTIVITIES	60,244	151,512

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	57,925	(8,950)
Cash and Cash Equivalents at Beginning of Year	33,469	51,512
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$91,394	$42,562
Supplemental Disclosures of Cash Flow Information:
Interest Paid	$25,028	$13,121
Income Taxes Paid, net of refunds	$8,292	$285
Transfer of Loans to Other Real Estate Owned	$722	$728
See accompanying notes to the consolidated financial statements

TEMECULA VALLEY BANCORP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For the six months ended June 30, 2007 and 2006

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

Our holding company is also the common stockholder of Temecula Valley Statutory Trust II, Temecula Valley Statutory Trust III, Temecula Valley Statutory Trust IV, and Temecula Valley Statutory Trust V. In accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”, these trusts are not included in our consolidated financial statements.

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

The results of operations for the six month period ended June 30, 2007, are not necessarily indicative of the results to be expected for the full year. These financial statements do not include all disclosures associated with our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC and, accordingly, should be read in conjunction with such statements. In our opinion, the unaudited financial statements contain all adjustments (consisting only of normal, recurring accruals) necessary to fairly present our financial position on June 30, 2007.

Certain prior year amounts have been reclassified to conform to the current period’s presentation.

Note 1 – Significant Accounting Policies

Significant accounting policies we follow are presented in Note A to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Effective January 1, 2007, we have adopted Financial Accounting Standards Boards (“FASB”) No. 155 and No. 156 as described below.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB statement No.140”, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 156 clarifies when a servicer should separately recognize servicing assets and servicing liabilities and permits an entity to choose either the “Amortization Method” or “Fair Value Measurement Method” for subsequent measurement of each class of such assets and liabilities. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not issued financial statements.

Effective January 1, 2007, we implemented SFAS No. 156 and elected to use the “fair value measurement method” to account for our servicing. At January 1, 2007, the carry value equaled the fair market value of the servicing asset, and therefore, there was no impairment upon adoption and further implementation.

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

  We have adopted FIN 48 effective January 1, 2007. There was no cumulative effect of applying the provisions of FIN 48 and there was no material effect on our provision for income taxes for the six months ended June 30, 2007. The adoption of FIN 48 had no effect on our financial condition or results of operations.

We are subject to federal income tax and income tax of the state of California as well as various other state income taxes where we have SBA operations. Our federal income tax returns for the years ended December 31, 2003, 2004, 2005, and 2006 and our California state tax returns for the years ended December 31, 2002, 2003, 2004, 2005, and 2006, are open to audit under the statute of limitations by the Internal Revenue Service. We record interest and penalties related to uncertain tax positions as part of income tax expense. There was no penalty or interest expense recorded as of June 30, 2007. We do not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

Note 2 – Dividend Declared

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

The Federal Reserve has broad authority to prohibit the payment of dividends by our company depending upon the condition of each entity within the corporate structure. In addition, the future payment of cash dividends will generally depend, subject to regulatory restraints, upon our company’s earnings during any period, and the assessment by our board of the capital requirements, our company and other factors, including the maintenance of an adequate allowance for loan losses at our bank.

No cash dividends were paid by our bank prior to the formation of our company in 2002. In May 2007, our board of directors authorized a $0.04 per share cash dividend payable on July 15, 2007 to shareholders of record as of July 1, 2007.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Management’s discussion, as well as other provisions within this report, are intended to provide additional information regarding the significant changes and trends in our Financial Condition, Statements of Income, Funds Management and Capital Planning. Statements made in this Report that state our intentions, beliefs, expectations or predictions of the future are forward-looking statements. Our actual results could differ materially from those projected in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in our Form 10-K and our other filings made with the SEC. Copies of such filings may be obtained by contacting us or accessing our filings at www.sec.gov. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of invoking these safe harbor provisions.

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

We closed all of our loan production offices located in the northeast and southeast areas of the country, except one in Florida, in January 2007. To date, this reorganization has resulted in cost savings greater than the income generated from the closed offices. As a result of the reorganization, we place greater emphasis and resources on generating SBA loans in the mid and western United States.

Since we opened in 1996, we have experienced substantial annual growth through the end of 2006. Since the beginning of 2007, growth has been moderate due to $70.0 million in 1st trust deed loan sales in the second quarter and the general slow down of the real estate market. We plan to continue to expand our full service and/or loan production office locations if they make good business sense and are located within our geographic service areas or contiguous markets and if the target offices can be staffed with seasoned bankers that fit our culture. The following table highlights selected financial data for the three and six month periods ended June 30, 2007 and 2006, and the year ended December 31, 2006:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Income Statement:	(dollars and shares in thousands, except share and per share data)
Interest income	$29,904	$21,912	$58,263	$41,332
Interest expense	12,850	7,375	24,961	13,427
Net interest income	17,054	14,537	33,302	27,905
Provision for loan losses	-	1,096	415	1,410
Net interest income after provision for loan losses	17,054	13,441	32,887	26,495
Non interest income	6,117	6,475	10,055	11,416
Non interest expense	14,317	12,053	26,980	23,131
Income before income taxes	8,854	7,863	15,962	14,780
Provision for income taxes	3,603	3,333	6,532	6,270
Net income	$5,251	$4,530	$9,430	$8,510

Per Share Data:
Basic earnings per share	$0.49	$0.50	$0.89	$0.95
Diluted earnings per share	$0.47	$0.47	$0.85	$0.89

Average common shares outstanding	10,661	9,026	10,632	8,991
Average common shares (dilutive)	11,072	9,606	11,063	9,547
Book value per share	$10.52	$7.43	10.52	7.43

Selected Ratios:
Net Interest Margin	5.51%	6.79%	5.53%	6.81%
Efficiency Ratio	61.79%	57.36%	62.23%	58.83%

Return on average assets	1.59%	1.90%	1.47%	1.86%
Return on average equity	19.07%	27.71%	17.56%	27.19%

	June 30, 2007	December 31, 2006
Total assets	$1,308,965	$1,238,189
Loans Held-for-sale	191,919	173,120
Net loans(excluding allowance for loan loss)	959,596	969,573
Total deposits	1,149,835	1,081,501
Junior Subordinated Debt	34,023	41,240
Shareholders' Equity	112,188	103,263

Net Charge offs	$669	$167
Net Charge offs / average total loans	0.06%	0.03%

Gross non-performing loans	$26,630	$19,124
Other Real Estate Owned, gross	722	1,255
Gross non-performing assets / average total loans	2.31%	2.22%

Non-performing loans, net of SBA guarantees	$12,019	$8,789
Other Real Estate Owned, net of SBA guarantees	180	617
Net non-performing assets / average total loans	1.03%	1.04%

Allowance for loan loss	$12,268	$12.522
Allowance for loan loss/net loans and loans held-for-sale	1.07%	1.10%
Allowance for loan loss/net loans excluding loans held-for-sale	1.28%	1.29%
Allowance for loan loss/gross nonperforming loans	46.07%	65.48%

Tier I leverage ratio	10.93%	11.42%
Tier I risk based ratio	10.58%	10.49%
Total risk based ratio	11.51%	11.90%

FINANCIAL CONDITION

Balance Sheet Summary

Total assets were $1.31 billion at June 30, 2007 compared to $1.24 billion at December 31, 2006, an increase of $70.8 million or 5.72%. Total loans and loans held-for-sale, excluding deferred loan fees and allowance for loan loss, were $1.16 billion at June 30, 2007, an increase of $8.8 million or 0.77%, from $1.15 billion at December 31, 2006. Total deposits were $1.15 billion at June 30, 2007, an increase of $68.3 million or 6.32%, from $1.08 billion at December 31, 2006. Total shareholders’ equity was $112.2 million at June 30, 2007, an increase of $8.9 million or 8.64%, from $103.3 million at December 31, 2006.

Cash and Cash Equivalents

Cash and cash equivalents were $91.4 million as of June 30, 2007. Cash and cash equivalents from banks consist of federal funds sold of $76.8 million compared to $18.2 million at December 31, 2006, an increase of $58.6 million. The increase in the first six months of 2007 is largely attributable to a $68.3 million increase in total deposits offset by an $8.8 million increase in total loans and loans held-for-sale.

Investment Securities

At June 30, 2007, our FNMA mortgage-backed security, with an amortized cost and fair value of $1.0 million, was classified as held-to-maturity. This security was purchased on November 8, 2006 and matures in 2036.

Loans

Total loans, excluding loans held-for-sale, were $963.0 million at June 30, 2007, compared to $973.1 million at December 31, 2006, a decrease of $10.0 million or 1.03%. The loan portfolio composition is primarily construction, commercial, and real estate secured loans. SBA loans, of which we are an active originator, comprise approximately 23% of net loans outstanding as of June 30, 2007 and December 31, 2006. Typical of community bank loan markets, a significant portion of our portfolio is real estate secured. Approximately 94% of the loan portfolio at June 30, 2007 and December 31, 2006 was real estate secured. Approximately 50% of our lending portfolio was classified as real estate construction loans as of June 30, 2007 and December 31, 2006.

In 2006, we began purchasing participations in the unguaranteed portions of SBA 7(a) loans to be held in our loan portfolio (“purchase program”). The purchase program has low acquisition costs and enables us to further leverage our SBA expertise. The participations are purchased based upon their payment history and other selected underwriting criteria. We feel that the addition of the purchase program has enabled us to further diversify our loan portfolio by adding more small business borrowers who are located throughout the United States. At June 30, 2007, we had $127.1 million in outstanding participation balances. The participations are purchased from other financial institutions that are eligible to participate in the SBA 7(a) program. The participation agreements are tri-party agreements among the selling financial institution, the SBA and us.

In December 2006, the federal banking agencies issued final guidance to reinforce sound risk management practices for bank holding companies and banks in commercial real estate (“CRE”) loans. The guidance establishes CRE concentration thresholds as criteria for examiners to identify CRE concentration that may warrant further analysis. The implementation of these guidelines could result in increased reserves and capital costs for banks with “CRE concentration”. We believe that our CRE portfolio as of June 30, 2007 does not have the risks associated with high CRE concentration due to mitigating factors, including low loan-to-value ratios, adequate debt coverage ratios, and a wide variety of property types. Under the final guidance, our ratio of commercial real estate loans, excluding owner-occupied properties, to capital as of June 30, 2007, is approximately 386%. While this exceeds the 300% benchmark set by the guidance, we believe we have implemented enhanced risk management practices as recommended by the guidance. These practices include the review and analysis of detailed monthly construction loan status reports, detailed monthly geographic concentration reports by product type and county location, detailed monthly commercial real estate concentration reports, and centralized monitoring and servicing of our commercial real estate term loans.

The weighted-average loan-to-value for our real estate loan portfolio, excluding owner occupied properties, is approximately 68% at June 30, 2007. The following table summarizes our loan portfolio, (including loans held-for-sale), excluding deferred loan fees and allowance for loan loss, by type of loan and their percentage distribution:

	June 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
Loan portfolio composition:	(dollars in thousands)
Commercial	$57,113	5%	$59,663	5%
Real estate – Construction	583,259	50%	570,204	50%
Real estate – Other	251,271	21%	246,096	21%
SBA	260,239	23%	266,581	23%
Consumer	3,134	1%	3,685	1%
Total Loans	$1,155,016	100%	$1,146,229	100%

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

The allowance for loan losses was $12.3 million at June 30, 2007 and $12.5 million at December 31, 2006. The allowance for loan losses as a percentage of net loans outstanding and loans held-for-sale was 1.07% as of June 30, 2007 and 1.10% as of December 31, 2006. The allowance for loan losses as a percentage of net loans outstanding excluding loans held-for-sale was 1.28% as of June 30, 2007, and 1.29% as of December 31, 2006.

A summary of the allowance for loan losses for the six months ended June 30, 2007 and 2006, and the year ended December 31, 2006 follows:

	Allowance for Loan Losses
	June 30, 2007	December 31, 2006	June 30, 2006
	(dollars in thousands)
Loans outstanding and loans held-for-sale	$1,151,515	$1,142,693	$924,504
Average amount of loans outstanding	1,188,278	922,264	814,446
Balance of allowance for loan losses, beginning of periods	12,522	9,039	9,039
Loans charged off:
Commercial	(236)	(208)	(203)
Real Estate – Construction	-	(10)	(10)
Real Estate – Other	(442)	(159)	(82)
Consumer	-	(4)	(1)
Total loans charged off	$(678)	$(381)	$(296)

Recoveries of loans previously charged off:
Commercial	7	202	16
Real Estate - Construction	-	10	-
Real Estate – Other	2	1	-
Consumer	-	1	1
Total loan recoveries	$9	$214	$17
Net loans charged off	(669)	(167)	(279)
Provision for loan loss expense	415	3,650	1,410
Balance, end of period	$12,268	$12,522	$10,170

Ratio of net charge-offs to average loans	0.06%	0.02%	0.03%

Nonaccrual, Past Due, Restructured Loans and Other Real Estate Owned (“OREO”)

At June 30, 2007, gross nonaccrual loans totaled $26.6 million, a $7.5 million or 39.25% increase from gross nonaccrual loans of $19.1 million at December 31, 2006. The OREO balance was $722 thousand at June 30, 2007 compared to $1.3 million at December 31, 2006. We had no restructured loans as of June 30, 2007 or December 31, 2006. The following table presents information concerning nonaccrual loans, OREO, accruing loans which are contractually past due 90 days or more, as to interest or principal payments and still accruing, and restructured loans:

	June 30, 2007			December 31, 2006
	Gross	Government	Net	Gross	Government	Net
	Balance	Guaranteed	Balance	Balance	Guaranteed	Balance
Nonaccrual loans (Gross):	(dollars in thousands)
Commercial	$238	$-	$238	$89	$(44)	$45
Real Estate – Construction	7,121	(288)	6,833	5,942	-	5,942
Real Estate – Other	19,271	(14,323)	4,948	13,093	(10,291)	2,803
Installment	-	-	-	-	-	-
Total	26,630	(14,611)	12,019	19,124	(10,335)	8,789
OREO	722	(542)	180	1,255	(638)	617
Total nonaccrual loans and OREO	$27,352	$(15,153)	$12,199	$20,379	$(10,973)	$9,406

Gross nonaccrual loans as a percentage of total loans			2.31%			1.67%
Gross nonaccrual loans and OREO as a percentage of total loans and OREO			2.38%			1.78%
Allowance for loan losses to total net loans (including held-for-sale)			1.07%			1.10%
Allowance for loan losses to total net loans (excluding held-for-sale)			1.28%			1.29%
Allowance for loan losses to gross nonaccrual loans			46.07%			65.48%

Loans past due 90 days or more on accrual status:
Commercial			$-			$26
Real Estate			-			114
Installment			-			-
Total			$-			$140

Cash Surrender Value of Life Insurance

The cash surrender value of life insurance is bank-owned life insurance (“BOLI”) which is the purchase of single premium life insurance on certain executives. We are the owner and beneficiary of these policies with split-dollar agreements on certain executives. The BOLI had a balance of $27.5 million at June 30, 2007, compared to $24.0 million at December 31, 2006, an increase of $3.5 million. The increase is the result of a $3.0 million new policy purchase in the second quarter of 2007.

Servicing Asset and Interest-Only Strips Receivable

Our goal is to maintain at least 90% of our assets as interest-earning assets. Two components of non interest-earning assets are the SBA servicing and SBA interest-only (I/O) strip receivable assets. At June 30, 2007, we were servicing approximately $384.5 million of the guaranteed portion of 7(a) loans previously sold with a weighted-average servicing and I/O rate of 1.82%. At December 31, 2006, we were servicing approximately $399.9 million of the guaranteed portion of 7(a) loans previously sold with a weighted-average servicing and I/O rate of 2.01%.

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

The servicing asset represents the value of the contractual servicing fee less adequate servicing compensation. Adequate servicing compensation in the SBA industry has been considered 40 basis points. Therefore, the servicing asset value is based upon the contractual servicing fee of generally 1%, less adequate servicing compensation of 40 basis points. When the interest rate retained exceeds the contractual servicing fee, generally 1% for SBA 7(a) loans, the excess over 1% is considered the I/O. At June 30, 2007 and December 31, 2006, we had I/O strips of $9.8 million, and $13.2 million, respectively, which approximate fair value. Fair value is estimated by discounting estimated future cash flows from the I/O strips using assumptions similar to those used in valuing servicing assets.

For the first six months of 2007, we recognized a decrease in the fair value of servicing assets and interest-only strips receivable. The change in value was caused primarily by changes in the prepayment speed assumptions used in the valuation, as well as, a lower outstanding servicing portfolio with a lower weighted average servicing rate due to higher servicing rate assets paying off. A summary of the changes in the related servicing asset and I/O strips receivable are as follows:

	Servicing Assets
	Six Months Ended June 30, 2007	Year Ended December 31, 2006
	(dollars in thousands)
Balance at Beginning of Period	$8,288	$8,169
Increase from Loan Sales	663	2,378
Amortization Charged to Income	-	(2,259)
Fair Market value adjustment	(1,840)	-
Balance at End of Period	$7,111	$8,288

	Interest-Only Strips Receivable
	Six Months Ended June 30, 2007	Year Ended December 31, 2006
	(dollars in thousands)
Balance at Beginning of Period	$13,215	$22,068
Increase from Loan Sales	68	1,377
Amortization Charged to Income	-	(9,228)
Fair Market value adjustment	(3,508)	(1,002)
Balance at End of Period	$9,775	$13,215

Servicing income is a component of non interest income in the consolidated statement of income. The $855 thousand loss in servicing income for the second quarter of 2007 was comprised of $1.8 million of servicing income and $2.6 million of expense due to the fair value adjustment. For the second quarter of 2006, servicing income was comprised of $2.4 million of servicing income and $2.2 million of expense.

The servicing calculations contain certain assumptions such as expected life of the loan and the discount rate used to compute the present value of future cash flows. The exposure of the loan life assumption is if loans prepay faster than expected. The exposure to the discount rate assumption is if rates adjust severely and permanently. Such exposure can cause a decrease in servicing income. With the assistance of quarterly external appraisals, the servicing asset and I/O strips are recorded at fair value. The term of the underlying financial assets is predominately greater than 21 years. The table below summarizes the constant repayment rates (“CPR”) for national SBA pools for each year following the date of origination based on their maturities at June 30, 2007 and December 31, 2006:

	Six Months Ended						Year Ended
	June 30, 2007						December 31, 2006
SBA Pools - Constant Prepayment Rates
Variable Rate Pools
Issue Date	< 8 Yr Life CPR	8-10 Yr Life CPR	10-13 Yr Life CPR	13-16 Yr Life CPR	16-20 Yr Life CPR	> 20 Yr Life CPR	< 8 Yr Life CPR	8-11 Yr Life CPR	11-16 Yr Life CPR	16-21 Yr Life CPR	> 21 Yr Life CPR
Year 1	8.40	7.26	7.48	4.98	7.74	6.04	8.35	6.01	5.71	4.29	4.55
Year 2	17.16	16.03	14.38	12.32	13.36	12.23	14.42	11.66	10.34	12.65	10.05
Year 3	21.43	20.28	18.47	16.97	17.34	17.08	18.53	16.70	15.68	16.81	17.62
Year 4	21.99	20.90	20.18	19.24	19.85	20.72	18.91	17.70	18.99	19.99	21.78
Year 5	19.66	18.91	19.93	19.51	21.05	23.23	16.61	16.17	18.91	20.00	21.27
Year 6	15.33	15.33	18.18	18.19	21.13	24.74	14.75	16.20	18.17	17.68	20.60
Year 7	10.29	11.25	15.38	15.69	20.26	25.35	11.98	14.28	18.08	18.96	19.02
Year 8	5.63	7.73	11.98	12.45	18.61	25.16	7.20	11.03	13.05	14.68	19.30
Year 9	0.00	5.77	8.49	8.91	16.36	24.31	3.70	9.13	12.83	19.47	19.30
Year 10	0.00	5.47	5.35	5.47	13.71	22.89	1.40	5.20	12.65	14.25	20.45
Year 11+	0.00	0.00	2.87	1.75	6.72	15.97	0.00	2.30	11.90	9.90	22.20

The value of the servicing asset would decrease $1.2 million if prepayment speeds increased 10% and the value of the servicing asset would decrease $2.2 million if prepayment speeds increased 20%.

The expected overall average life of the servicing portfolio is 4.02 years. The following schedule displays the weighted-average discount rates for each SBA pool after applying the CPRs identified above and our estimated discount rates for each SBA pool at June 30, 2007 based on assessing each component:

June 30, 2007			December 31, 2006
Original Maturity		Disc Rate Excess	Original Maturity		Disc Rate Excess
< 8	Years	10.39%	< 8	Years	8.94%
8-10	Years	9.41%	8-11	Years	8.84%
10-13	Years	9.87%	11-16	Years	8.77%
13-16	Years	9.44%	16-21	Years	8.72%
16-20	Years	6.44%	> 21	Years	8.73%
> 20	Years	5.89%

The servicing asset value would decrease $490 thousand if the discount rate increased 1% and the servicing asset value would decrease $953 thousand if the discount rate increased 2%. The amount of interest retained on the sold portion of the SBA 7(a) loans does not change even though most of the underlying loans are variable rate. Since the retained interest is fixed, changes in interest rates impact the value. Therefore, when rates rise, the value declines and when rates decline the value increases.

Other Assets

Premises and equipment, accrued interest, and deferred tax assets are other major components of assets. Following is a summary of these items as of June 30, 2007 and December 31, 2006.

•	Premises and equipment was $5.4 million at June 30, 2007 compared to $5.5 million at December 31, 2006, a 1.68% or $92 thousand decrease.
•
Accrued interest was $6.5 million at June 30, 2007 compared to $6.2 million at December 31, 2006, a 5.05% or $311 thousand increase. The increase in accrued interest is a direct result of the increase in loans (including loans held-for-sale) from December 31, 2006 to June 30, 2007.

•	Deferred tax asset was $9.1 million at June 30, 2007 compared to $8.5 million at December 31, 2006, a 7.08% or $600 thousand increase.

Deposits

Deposits were $1.15 billion at June 30, 2007 compared to $1.08 billion at December 31, 2006, a 6.32% increase. Money market and NOW accounts increased $21.5 million, savings decreased $294 thousand, demand deposits increased $158 thousand, and certificate of deposits (CD's) increased $46.9 million. Non interest-bearing demand deposits comprised approximately 13% of deposits at June 30, 2007 and December 31, 2006.

At June 30, 2007, more than 59% of deposits had balances of $100,000 or more. At June 30, 2007, none of our customers (excluding brokered deposits) had balances over 2% of the Bank’s deposits. Brokered deposits totaled $49.2 million at June 30, 2007. We prefer core deposits as a source of funds for the loan portfolio. Consequently, we take steps to attract solid core accounts while at the same time maintaining a reasonable funding cost. We will continue to solicit core deposits to diminish reliance on volatile funds.

Borrowings and Junior Subordinated Debt

Borrowings - At June 30, 2007 and 2006, and December 31, 2006 there were no short-term advances from the Federal Home Loan Bank. The borrowing capacity at the Federal Home Loan Bank as of June 30, 2007 was $77.6 million and at December 31, 2006 was $73.8 million.

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

Junior Subordinated Debt – Pursuant to rulings of the Federal Reserve Board, bank holding companies are permitted to issue long-term subordinated debt instruments called debentures that will, subject to certain conditions, qualify as and, therefore, augment capital for regulatory purposes. The debentures are subordinated to all of our existing and future borrowings. The table below summarizes the terms of each issuance of subordinated debentures:

Series	Amount (000’s)	Date Issued	Rate Adjustor	Effective Rate	Maturity Date
Temecula Valley Statutory Trust II	$5,155	September 2003	3-month LIBOR +2.95%	8.31%	2033
Temecula Valley Statutory Trust III	8,248	September 2004	3-month LIBOR +2.20%	7.56%	2034
Temecula Valley Statutory Trust IV	8,248	September 2005	3-month LIBOR +1.40%	6.76%	2035
Temecula Valley Statutory Trust V	12,372	September 2006	3-month LIBOR +1.60%	6.96%	2036
Total	$34,023

On June 26, 2007, we redeemed $7.2 million of junior subordinated debt of Temecula Valley Statutory Trust I. Proceeds from our common stock offering in November 2006 were used to redeem the debt. The debt had a rate of 3-month LIBOR plus 3.45%.

The Federal Reserve Board has taken the position that these mandatorily redeemable preferred securities qualify as capital, subject to certain restrictions. As of June 30, 2007, we have included the net junior subordinated debt in our capital for regulatory capital purposes.

Capital

Total capital was $112.2 million at June 30, 2007 compared to $103.3 million at December 31, 2006. For the first six months of 2007, the $8.9 million increase consisted of $9.4 million increase from net income, $426 thousand decrease for dividends declared, $1.6 million increase on the exercise of stock options, $2.1 million decrease for the repurchase and retirement of common stock, and $368 thousand increase for stock-based compensation.

At June 30, 2007 and December 31, 2006, our bank and our holding company were in the regulatory "well capitalized" category. Refer to capital ratio tables included in the “Capital Planning” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Net Income

Our net income and basic and diluted earnings per share for the six months ended June 30, 2007 and 2006 are as follows:
•	For June 30, 2007, net income was $9.4 million or $0.89 per basic share and $0.85 per diluted share.
•	For June 30, 2006, net income was $8.5 million or $0.95 per basic share and $0.89 per diluted share.

For the first six months of 2007, we earned $9.4 million, compared to $8.5 million for the first six months of 2006. The increase was the result of an increase in net interest income of $5.4 million offset by an increase in non-interest expense of $3.8 million and a decrease in non-interest income of $1.4 million.

Our return on average assets and return on average equity for the six months ended June 30th are as follows:
•	For 2007, return on average assets was 1.47%; return on average equity was 17.56%.
•	For 2006, return on average assets was 1.86%; return on average equity was 27.19%.

Our net income and basic and diluted earnings per share for the second quarter of 2007 and 2006 are as follows:
•	For 2007, net income was $5.3 million or $0.49 per basic share and $0.47 per diluted share.
•	For 2006, net income was $4.5 million or $0.50 per basic share and $0.47 per diluted share.

For the second quarter of 2007, we earned $5.3 million, compared to $4.5 million for the second quarter of 2006. The increase was the result of an increase in net interest income of $2.5 million offset by an increase in non-interest expense of $2.3 million and a decrease in non-interest income of $358 thousand.

Our return on average assets and return on average equity for the second quarter of 2007 and 2006 are as follows:
•	For 2007, return on average assets was 1.59%; return on average equity was 19.07%.
•	For 2006, return on average assets was 1.90%; return on average equity was 27.71%.

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

Net interest income was $33.3 million in the first six months of 2007, compared to $27.9 million in the same period in 2006. The net interest margin was 5.53% for the six months ending June 30, 2007 compared to 6.81% for the six months ending June 30, 2006. In the initial cycle of a flat rate environment following a rising rate environment, the net interest margin will slightly compress due to longer term, lower rate time deposits maturing and repricing at a higher rate. The yield on interest-earning assets decreased by 42 basis points for the first six months of 2007 and the yield on interest-bearing liabilities increased by 100 basis points for the same period. The following is a summation of various yields for interest-earning assets and interest-bearing liabilities for the six months ending June 30, 2007 and 2006:

•
Yield on loans decreased to 9.77% for the first half of 2007 compared to 10.17% for the first half of 2006 as a result of interest income being reversed on loans that were placed on nonaccrual status, as well as, the change in the mix of loans .

•
Yield on investments, Federal Funds Sold and U.S. Treasuries, increased to 5.23% for the first half of 2007 compared to 4.64% for the first half of 2006. The increase is a result of an increase in average Federal Funds Sold and an increase in interest rates.

•
Cost of interest-bearing deposits increased to 4.77% for the first half of 2007 compared to 3.72% for the first half of 2006 as a result of the growth in average interest-bearing deposits, mostly certificate of deposits, and the increasing interest rate environment.

•
Cost of other borrowings, Federal Home Loan Bank advances and junior subordinated debt borrowings, increased to 7.91% for the first half of 2007 compared to 6.92% for the first half of 2006. Contributing to the increase in the cost of borrowings was the increase in junior subordinated debt as well as the increasing interest rate environment.

The following table shows average balances with corresponding interest income and interest expense as well as average yield and cost information for the six months ending June 30, 2007 and 2006. Average balances are derived from daily balances, and nonaccrual loans are included as interest-bearing loans for purposes of these tables.

	Average Balances with Rates Earned and Paid
	Six-month period ended June 30,
	2007			2006
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets	(dollars in thousands)
Interest-bearing deposits	$179	$4	5.06%	$9	$-	5.00%
Securities-HTM (1)	1,157	32	5.61%	257	5	4.24%
Federal Funds Sold	25,590	662	5.21%	11,558	267	4.65%
Total Investments	26,926	698	5.23%	11,824	272	4.64%

Total Loans (2)	1,188,278	57,565	9.77%	814,446	41,060	10.17%
Total Interest Earning Assets	1,215,204	58,263	9.67%	826,270	41,332	10.09%

Allowance for Loan Loss	(12,659)			(9,385)
Cash & Due From Banks	13,566			27,328
Premises & Equipment	5,581			5,128
Other Assets	73,337			71,441
Total Assets	$1,295,029			$920,782

Liabilities and Shareholders’ Equity
Interest Bearing Demand	$32,328	$23	0.15%	$31,995	$24	0.15%
Money Market	106,446	2,015	3.82%	74,431	995	2.70%
Savings	30,885	50	0.33%	32,439	61	0.38%
Time Deposits under $100,000	408,682	10,198	5.03%	256,592	5,500	4.32%
Time Deposits $100,000 or more	409,543	11,061	5.45%	261,573	5,538	4.27%
Other Borrowings	41,161	1,614	7.91%	38,152	1,309	6.92%
Total Interest Bearing Liabilities	1,029,045	24,961	4.89%	695,182	13,427	3.89%

Non-interest Demand Deposits	144,462			153,186
Other Liabilities	13,211			9,287
Shareholders' Equity	108,311			63,127
Total Liabilities and Shareholders' equity	$1,295,029			$920,782
Net Interest Income		$33,302			$27,905
Interest Spread (3)			4.78%			6.19%
Net Interest Margin (4)			5.53%			6.81%

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

Net interest income was $17.1 million in the second quarter of 2007, compared to $14.5 million in the same period in 2006. The following is a summation of various yields for interest-earning assets and interest-bearing liabilities for the second quarter 2007 and 2006:

•	Net interest margin decreased to 5.51% for the second quarter of 2007 compared to 6.79% for the second quarter of 2006.
•	Yield on loans decreased to 9.78% for the second quarter of 2007 compared to 10.31% for the second quarter of 2006.
•	Yield on investments, Federal Funds Sold and U.S. Treasuries, increased to 5.23% for the second quarter of 2007 compared to 4.76% for the second quarter of 2006.
•	Cost of interest-bearing deposits increased to 4.78% for the second quarter of 2007 compared to 3.89% for the second quarter of 2006.
•	Cost of other borrowings, Federal Home Loan Bank advances and junior subordinated debt borrowings, increased to 7.66% for the second quarter of 2007 compared to 6.97% for the second quarter of 2006.

The following table shows average balances with corresponding interest income and interest expense as well as average yield and cost information for the three months ending June 30, 2007 and 2006. Average balances are derived from daily balances, and nonaccrual loans are included as interest-bearing loans for purposes of these tables.

	Average Balances with Rates Earned and Paid
	Three-month period ended June 30,
	2007			2006
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets	(dollars in thousands)
Interest-bearing deposits	$257	$3	5.39%	$17	$-	5.00%
Securities-HTM (1)	1,014	14	5.64%	237	3	4.51%
Federal Funds Sold	30,705	399	5.21%	12,367	147	4.77%
Total Investments	31,976	416	5.23%	12,621	150	4.76%

Total Loans (2)	1,208,928	29,488	9.78%	846,206	21,762	10.31%
Total Interest Earning Assets	1,240,904	29,904	9.67%	858,827	21,912	10.23%

Allowance for Loan Loss	(12,599)			(9,429)
Cash & Due From Banks	12,970			27,895
Premises & Equipment	5,553			5,239
Other Assets	76,260			73,010
Total Assets	$1,323,088			$955,542

Liabilities and Shareholders’ Equity
Interest Bearing Demand	$32,624	$12	0.15%	$32,365	$13	0.16%
Money Market	109,535	1,057	3.87%	76,771	523	2.73%
Savings	30,343	26	0.34%	32,946	34	0.42%
Time Deposits under $100,000	423,717	5,518	5.22%	269,706	2,470	3.67%
Time Deposits $100,000 or more	416,428	5,458	5.26%	274,652	3,618	5.28%
Other Borrowings	40,781	779	7.66%	41,254	717	6.97%
Total Interest Bearing Liabilities	1,053,428	12,850	4.89%	727,694	7,375	4.06%

Non-interest Demand Deposits	145,629			153,161
Other Liabilities	13,607			9,127
Shareholders' Equity	110,424			65,560
Total Liabilities and Shareholders' equity	$1,323,088			$955,542
Net Interest Income		$17,054			$14,537
Interest Spread (3)			4.77%			6.17%
Net Interest Margin (4)			5.51%			6.79%

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

The following table shows a comparison of interest income and interest expense as the result of changes in the volumes and rates on average interest-earning assets and average interest-bearing liabilities for the three and six months ended June 30, 2007 and 2006.

	Rate/Volume Analysis
	Increase/Decrease in Net Interest Income
	Three month period ended			Six month period ended
	June 30, 2007 and 2006			June 30, 2007 and 2006
	Volume	Rate	Total	Volume	Rate	Total
Assets	(dollars in thousands)
Securities-HTM (1)	$9	$3	$12	$19	$8	$27
Due From Banks-Time	3	-	3	4	-	4
Federal Funds Sold	218	34	252	324	71	395
Total Investments	230	37	267	347	79	426

Total Loans (2)	9,328	(1,603)	7,725	19,301	(2,796)	16,504
Total Interest Earning Assets	$9,558	$(1,566)	$7,992	$19,648	$(2,717)	$16,932

Liabilities and Shareholders' Equity
Interest Bearing Demand	-	(1)	(1)	-	(1)	(1)
Money Market	223	313	536	428	591	1,019
Savings	(3)	(6)	(9)	(3)	(8)	(11)
Time Deposits under $100,000	1,411	1,636	3,047	3,260	1,439	4,699
Time Deposits $100,000 or more	1,868	(28)	1,840	3,132	2,391	5,523
Other Borrowings	(8)	70	62	165	140	305
Total Interest Bearing Liabilities	3,491	1,984	5,475	6,982	4,552	11,534
Net Interest Income	$6,067	$(3,550)	$2,517	$12,666	$(7,269)	$5,397

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

The provision was $415 thousand and $1.4 million for the first six months of 2007 and 2006, respectively. There was no provision for the second quarter of 2007 due to loan balances decreasing. In addition, the reserve for undisbursed loans, which is totally separate from the allowance for loan loss, increased from $20 thousand at March 31, 2007 to $515 thousand at June 30, 2007 due to regulatory requirements. The provision was $1.1 million for the second quarter of 2006.

Non-Interest Income

Non-interest income is an important revenue source. Non-interest income consists of service charges and fees, gain on sale of loans and other assets, and loan servicing, broker and other loan related income. Non-interest income was $10.1 million for the first six months of 2007 compared to $11.4 million for the same period in 2006, a $1.4 million decrease. For the second quarter, non-interest income was $6.1 million for 2007 compared to $6.5 million for the same period in 2006, a $358 thousand decrease. The primary contributors to the decrease in non-interest income for the three and six month periods ending June 30, 2007, are the changes in the servicing income (loss).

As a result of most SBA 7(a) loans now being sold at a premium instead of at par (par loan sales carry a higher servicing rate) the weighted-average rate on servicing asset has been decreasing. At June 30, 2007, we were servicing approximately $384.5 million of the guaranteed portion of 7(a) loans previously sold with a weighted-average servicing and I/O rate of 1.82%. The SBA 7(a) guaranteed servicing portfolio balance as of December 31, 2006 was $399.9 million with a weighted-average servicing and I/O rate of 2.01%. The servicing income was negative for the three and six month periods ending June 30, 2007, as a result of adjusting the fair value of the servicing and I/O assets to account for an increase in the prepayments experienced in our SBA loan portfolio.

The following table summarizes the components of non-interest income for the three and six months ended June 30, 2007 and 2006.

	Fees and Other Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(dollars in thousands)
Service Charges and Fees	$151	$162	$300	$315
Gain on Sale of Loans	4,453	3,759	6,750	6,704
Gain(Loss) on Other Assets and Other Real Estate Owned	1	207	(13)	232
Loan Broker Income	1,275	1,037	2,661	1,657
Servicing Income	(855)	209	(1,710)	624
Loan Related Income	559	679	1,017	1,200
Other Income	533	422	1,050	684
	$6,117	$6,475	$10,055	$11,416

The gain on sale of loans was $6.8 million in the first six months of 2007 compared to $6.7 million in the same period in 2006, a $46 thousand increase. For the second quarter of 2007, the gain on sale of loans was $4.5 compared to $3.8 million for the second quarter of 2006. The following table summarizes the gain on sale of loans and other assets for the three and six months ended June 30, 2007 and 2006.

	Gain on Sale of Loans / Assets
	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(dollars in thousands)
SBA 7A Unguaranteed Sales	$496	$290	$648	$1,757
SBA 7A Guaranteed Sales	1,890	1,326	2,847	2,502
1st TD Sales	1,311	-	1,311	-
SBA 504 Sales	13	1,048	833	1,048
Other Loan Related	743	1,095	1,111	1,397
REO Gain (Loss)	-	215	(15)	240
Fixed Assets	1	(8)	2	(8)
Total	$4,454	$3,966	$6,737	$6,936

Non-Interest Expense

Non-interest expenses consist of salaries and benefits, occupancy, furniture and equipment, processing, office expense and professional costs such as legal and auditing, marketing and regulatory fees. These expenses are reviewed and controlled to maintain cost effective levels of operation.

For the six months ended June 30, 2007, non-interest expense was $27.0 million compared to $23.1 million for the same period in 2006, a $3.8 million increase. The main contributors to the increase were salaries and employee benefits, occupancy expense, furniture and equipment expense, and marketing and promotion expense. The variances were as follows:

•
Salaries and benefits were $18.3 million in the first six months of 2007 compared to $15.9 million for the same period in 2006, a $2.4 million increase. The increase in salaries and benefits is a result of the expansion of the Risk Management, Information Technology, and Appraisal Departments as well as the addition of the Solana Beach and Ontario branches, the Inland Empire loan production unit, the SBA unguaranteed purchase program, and growth of the SBA wholesale lending unit. At June 30, 2007, we had 323 employees (318 full-time equivalent), of which 304 were full time. At June 30, 2006, we had 293 employees (289 full-time equivalent), of which 278 were full time. Included in the salaries and benefits expense first six months of 2007 is $368 thousand for stock-based compensation for all share-based payments granted on or before June 30, 2007 and vested in the first six months of 2007 as a result of the adoption of SFAS No. 123R. Included in the salaries and benefits expense first six months of 2006 is $618 thousand for stock-based compensation for all share-based payments granted on or before June 30, 2006 and vested in the first six months of 2006.

•
Occupancy expense was $1.6 million for the first six months of 2007 compared to $1.5 million for the same period in 2006, a $123 thousand increase. Contributing to the increase are the costs related to the opening of the Solana Beach and Ontario branches.

•
Furniture and equipment expense was $928 thousand for the first six months of 2007 compared to $805 thousand for the same period in 2006, a $123 thousand increase. Contributing to the increase are the costs related to the opening of the Solana Beach and Ontario branches.

•
Marketing and promotion expenses were $601 thousand for the first six months of 2007 compared to $484 thousand for the same period in 2006, a $117 thousand increase. Contributing to the increase are the costs related to the opening of the Solana Beach and Ontario branches, as well as the logo change for our bank and holding company.

For the second quarter of 2007, non-interest expense was $14.3 million compared to $12.1 million for the same period in 2006, a $2.3 million increase. The main contributors to the increase were salaries and employee benefits, and office expense. The variances were as follows:

•	Salaries and benefits were $9.6 million in the second quarter of 2007 compared to $8.1 million for the same period in 2006, a $1.5 million increase.
•	Office expense was $705 thousand in the second quarter of 2007 compared to $576 thousand for the same period in 2006, a $129 thousand increase.

The following table summarizes the components of non-interest expense for the three and six months ended June 30, 2007 and 2006.

Other Expenses
Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	2007	2006
(dollars in thousands)
Salaries and Employee Benefits	$9,646	$8,122	$18,283	$15,863
Occupancy Expenses	817	747	1,609	1,486
Furniture and Equipment	456	425	928	805
Data Processing	353	318	705	620
Marketing and Business Promotion	257	259	601	484
Legal and Professional	403	319	711	621
Regulatory Assessments	56	43	111	85
Travel & Entertainment	285	278	591	523
Loan Related Expense	493	766	1,115	1,228
Office Expenses	705	576	1,363	1,184
Other Expenses	846	200	963	232
	$14,317	$12,053	$26,980	$23,131

Income Taxes

Income tax expense totaled $6.5 million and $6.3 million for the first six months of 2007 and 2006, respectively. The effective rate was 40.92% and 42.42% for these periods in 2007 and 2006, respectively. The decrease in rate is due to higher permanent differences associated with net earnings on bank owned life insurance and California Enterprise Zone net interest. Deferred tax assets totaled $9.1 million at June 30, 2007 compared to $8.5 million at December 31, 2006. Over half of the deferred tax asset balance is due to the tax deductibility timing difference of the provision for loan loss.

Income tax expense totaled $3.6 million for the second quarter of 2007 and $3.3 million for the second quarter of 2006. The effective rate was 40.69% and 42.39% for 2007 and 2006, respectively.

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

Our cash position is determined on a daily basis. On a monthly basis, our board reviews our liquidity position. One analysis measures the liquidity gap. Another analysis measures an industry standard liquidity ratio. Our guidelines state a 10% ratio or more should be maintained. At June 30, 2007, the ratio was 23.99%.

Our primary sources of liquidity are derived from financing activities which includes Federal Funds lines of credit at correspondent banks, Federal Home Loan Bank Advances, Money Desk deposits, brokered deposits, and growth in customer deposits. We maintain Federal Funds lines of credit of $58.0 million for short-term liquidity. In addition, we have created a borrowing capacity at the Federal Home Loan Bank that fluctuates with loan balances pledged as collateral. At June 30, 2007, our borrowing capacity with the Federal Home Loan Bank was $77.6 million and at December 31, 2006 was $73.8 million. These funding sources are augmented by payments of principal and interest on loans and sales and participations of eligible loans. Primary uses of funds include withdrawal of deposits, interest paid on deposits and borrowings, originations of loans, and payment of operating expenses.

Net cash used by operating activities totaled $9.3 million for the first six months of 2007, compared to net cash used by operating activities of $21.0 million for the same period last year. The decrease was primarily the result of a reduction in loans originated for sale.

Net cash provided by investing activities totaled $7.0 million for the first six months of 2007, compared to net cash used of $139.5 million for the same period in 2006. The change was primarily the result of the purchase of the unguaranteed portion of 7(a) loans and the negative loan growth in the current year compared to strong growth in the prior year.

Net cash provided by financing activities totaled $60.2 million for the first six months of 2007, compared to $151.5 million for the same period last year. The change was primarily the result of the repayment of a junior subordinated debt   security offset by a lower increase in time deposits.

At June 30, 2007, cash and cash equivalents totaled $91.3 million compared to $42.6 million at June 30, 2006 an increase of $48.8 million, or 114.73%. As of June 30, 2007, management is not aware of any current recommendations by regulatory authorities, which, if they were implemented, would have or would be reasonably likely to have a materially adverse effect on our liquidity, capital resources, or operations.

The liquidity of our holding company is primarily dependent on the payment of cash dividends by our bank, subject to restrictions set forth by applicable California and Federal laws and regulations. As of June 30, 2007, approximately $3.9 million of undivided profits of our bank were available for dividends to our company, (an amount that would allow maintenance of the “well capitalized” level).

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

			Amount of Capital Required
Temecula Valley Bancorp			For Capital Adequacy Purposes
As of June 30, 2007:	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk-Weighted Assets)	$157,249	11.51%	$109,263	8.00%
Tier 1 Risk-Based Capital (to Risk-Weighted Assets)	$144,476	10.58%	$54,632	4.00%
Tier 1 Leverage Ratio (to Average Assets)	$144,476	10.93%	$52,924	4.00%

As of December 31, 2006:
Total Risk-Based Capital (to Risk-Weighted Assets)	$154,976	11.90%	$104,193	8.00%
Tier 1 Risk-Based Capital (to Risk-Weighted Assets)	$136,579	10.49%	$52,097	4.00%
Tier 1 Leverage Ratio (to Average Assets)	$136,579	11.42%	$47,848	4.00%

			Amount of Capital Required
			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Provisions
Temecula Valley Bank
As of June 30, 2007:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk-Weighted Assets)	$150,899	11.06%	$109,161	8.00%	$136,451	10.00%
Tier 1 Risk-Based Capital (to Risk-Weighted Assets)	$138,126	10.12%	$54,581	4.00%	$81,871	6.00%
Tier 1 Leverage Ratio (to Average Assets)	$138,126	10.46%	$52,871	4.00%	$66,089	5.00%

As of December 31, 2006:
Total Risk-Based Capital (to Risk-Weighted Assets)	$145,702	11.20%	$104,089	8.00%	$130,111	10.00%
Tier 1 Risk-Based Capital (to Risk-Weighted Assets)	$133,160	10.23%	$52,044	4.00%	$78,066	6.00%
Tier 1 Leverage Ratio (to Average Assets)	$133,160	11.16%	$47,740	4.00%	$59,675	5.00%

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

Two critical accounting policies are noteworthy. They concern the allowance for loan loss and the SBA servicing asset. They are considered critical due to the assumptions that are contained in their calculation, as well as external factors that can affect their value. Through quarterly review and analysis, valuations and calculations are tested for reasonableness. For a discussion of our critical accounting policies, see Item 7 "Management Discussion and Analysis" of our report on Form 10-K for the year-ended December 31, 2006. There were no changes in our critical accounting policies and estimates in the six months ended June 30, 2007 except as discussed in Note 1 to the financial statements in this report.

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

Contractual Obligations

We conduct business at ten full-service banking offices in Southern California and multiple loan production offices in nine states, including California. The main office facilities are located at 27710 Jefferson Avenue, Suite A100, Temecula, California. As of June 30, 2007, we owned the property at one of our branch locations. The remaining banking offices and other offices are leased. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance. Total future rental payments (exclusive of operating charges and real property taxes) are approximately $4.6 million, with lease expiration dates ranging from 2007 to 2014, exclusive of renewal options.

The following table summarizes our aggregate contractual obligations and their maturities as of June 30, 2007.

		Maturity by period
	Total	One year or less	More than 1 year to 3 years	More than 3 years to 5 years	More than 5 years
	(dollars in thousands)
Commitments to Extend Credit	$456,424	$264,018	$149,548	$1,765	$41,095
Letters of Credit	7,389	6,542	847	-	-
Loan Commitments Outstanding	463,815	270,560	150,395	1,765	41,095

Junior Subordinated Debt	34,023	-	-	-	34,023
Operating Lease Obligations	4,561	1,676	1,926	653	306
Other Commitments Outstanding	38,584	1,676	1,926	653	34,329
Total Outstanding Commitments	$502,399	$272,236	$152,321	$2,418	$75,424

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the possible chance of loss from unfavorable changes in market prices and rates. These changes may result in a reduction of current and future period net interest income, which is the favorable spread earned from the excess of interest income on interest-earning assets over interest expense on interest-bearing liabilities.

We do not currently engage in trading activities or use derivative instruments to control interest rate risk, even though such activities may be permitted with the approval of our board. We are most affected by interest rate and liquidity risks. Other types of market risk, such as foreign currency exchange risk, equity price risk and commodity price risk, are not significant to us in the normal course of our business activities.

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

The following reflects our one year net interest income sensitivity based on asset and liability levels using the June 30, 2007 net interest income as a starting point. For purposes of this table, there is assumed to be zero growth in loans, investments, deposits, or other components of the balance sheet.

June 30, 2007
Changes in Rates		Projected Net Interest Income	Change from Base Case	% Change base Case
(dollars in thousands)
+300	bp	$80,444	$16,377	25.56%)
+200	bp	74,995	10,928	17.06%
+100	bp	69,537	5,470	8.54%
0	bp	64,067	-	0.00%
-100	bp	59,536	(4,531)	(7.07%)
-200	bp	55,350	(8,717)	(13.61%)
-300	bp	51,271	(12,796)	(19.97%)

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

ITEM 4 – CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

As of June 30, 2007, we are not party to any litigation that is considered likely to have a material adverse effect on us.

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

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

			Issuer Purchases of Equity Securities
Period			( a ) Total number of shares purchased		( b ) Average price paid per share		( c ) Total number of shares purchased as part of publicly announced plans or programs		( d ) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
05/22/07	-	05/31/07	-		$-		-		$-
06/01/07	-	06/30/07	106,900		$19.53		106,900		$3,412,625
		Total	106,900	(1)	$19.53	(2)	106,900	(1)	$3,412,625

1) All shares repurchased pursuant to a program publicly announced on May 22, 2007. All repurchases were made in open market transactions.
2) This price includes a commission of $0.05 per share.

On May 22, 2007, we announced a program to repurchase up to $5.5 million (approximately 250,000 shares) of our company’s common stock in the open market, for a period of six months ending November 22, 2007.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                      None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 22, 2007, the Company held its annual meeting of security holders. The following individuals were elected for a one-year term, until their successors are duly elected and qualified, and the results were as follows:

	For	Withheld
Dr. Steven W. Aichle	8,440,931	12,715
Dr. Robert P. Beck	8,440,531	13,115
Neil M. Cleveland	8,429,455	24,191
George Cossolias	8,424,685	28,961
Luther J. Mohr	8,438,931	14,715
Stephen H. Wacknitz	8,440,656	12,990
Richard W. Wright	8,436,926	16,720

The appointment of Crowe Chizek and Company LLP as independent public accountants of our company for the year ended December 31, 2007 was ratified at the 2007 Annual Meeting of Shareholders.

ITEM 5.           OTHER INFORMATION

(a) None
(b) None.

ITEM 6.           EXHIBITS

 Exhibit No.                                Description of Exhibit

  10.1                      Wacknitz Employment Agreement

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

TEMECULA VALLEY BANCORP INC.

DATE: August 07, 2007                                                                                                                                By: /s/ Stephen H. Wacknitz
                                                                Stephen H. Wacknitz,
                    President/CEO, Chairman of the Board

                                                                                                                 By: /s/ Donald A. Pitcher
                     Donald A. Pitcher,
                     Executive Vice President
                                                                                                                 Chief Financial Officer