Form 10-Q
period 2007-09-30
TEMECULA VALLEY BANCORP INC
filed 2007-11-09
CIK 1172678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:September 30, 2007

or

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

As of November 07, 2007, there were 10,137,910 shares of the registrant's common stock, no par value per share, outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS (Unaudited)
TEMECULA VALLEY BANCORP INC.
Consolidated Statements of Financial Condition
(Unaudited)
September 30, 2007		December 31, 2006
ASSETS		(in thousands, except share data)
Cash and Due from Banks	$12,843	$15,190
Interest-bearing deposits in financial institutions	1,000	99
Federal Funds Sold	22,990	18,180
TOTAL CASH AND CASH EQUIVALENTS	36,833	33,469

FNMA Mortgage-backed Security HTM (fair value of $3,014 at September 30, 2007 and $1,029 at December 31, 2006)	3,046	1,019

Loans Held for Sale	202,812	173,120
Loans:
Commercial	53,958	59,663
Real Estate – Construction	481,247	462,562
Real Estate - Other	225,473	246,095
SBA	241,324	201,105
Consumer and other	3,215	3,684
LOANS HELD IN PORTFOLIO	1,005,217	973,109
Net Deferred Loan Fees	(3,555)	(3,536)
Allowance for Loan Losses	(13,299)	(12,522)
TOTAL NET LOANS HELD IN PORTFOLIO	988,363	957,051

Federal Home Loan Bank Stock, at Cost	2,867	1,996
Premises and Equipment	5,233	5,492
Other Real Estate Owned	152	1,255
Cash Surrender Value of Life Insurance	27,773	24,036
Deferred Tax Assets	9,380	8,480
SBA Servicing Assets	5,572	8,288
SBA Interest-Only Strips Receivable	6,846	13,215
Accrued Interest Receivable	7,014	6,155
Other Assets	8,987	4,613
TOTAL ASSETS	$1,304,878	$1,238,189

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non Interest-Bearing Demand	$144,938	$144,525
Money Market and NOW	173,851	130,357
Savings	27,214	29,781
Time Deposits, Under $100,000	391,365	367,029
Time Deposits, $100,000 and Over	414,184	409,809
TOTAL DEPOSITS	1,151,552	1,081,501

Accrued Interest Payable	2,245	2,094
Junior Subordinated Debt	34,023	41,240
Dividend payable	405	-
Other Liabilities	11,709	10,091
TOTAL LIABILITIES	1,199,934	1,134,926
SHAREHOLDERS’ EQUITY:
Common Stock No Par Value; 40,000,000 Shares
Authorized; 10,137,910 and 10,586,659 Shares Issued
and Outstanding at September 30, 2007 and December 31, 2006	36,870	46,383
Accumulated other comprehensive loss	-	(172)
Retained Earnings	68,074	57,052
TOTAL SHAREHOLDERS' EQUITY	104,944	103,263
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,304,878	$1,238,189
See accompanying notes to the consolidated financial statements

TEMECULA VALLEY BANCORP INC.
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended September 30,			For the Nine Months Ended September 30,
2007		2006	2007	2006
INTEREST INCOME		(in thousands, except share and per share data)
Loans, including fees	$28,496	$24,846	$86,061	$65,906
Investment Securities	43	3	75	8
Due from Banks-Time	14	1	18	1
Federal Funds Sold	505	351	1,167	618
TOTAL INTEREST INCOME	29,058	25,201	87,321	66,533
INTEREST EXPENSE
Money Market and NOW	1,267	801	3,305	1,821
Savings Deposits	39	36	89	97
Time Deposits	10,586	8,165	31,846	19,202
Junior Subordinated Debt and Other Borrowings	649	606	2,262	1,915
TOTAL INTEREST EXPENSE	12,541	9,608	37,502	23,035
NET INTEREST INCOME	16,517	15,593	49,819	43,498
Provision for Loan Losses	1,055	1,350	1,470	2,760
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	15,462	14,243	48,349	40,738
NON INTEREST INCOME
Service Charges and Fees	154	148	454	463
Gain on Sale of Loans	1,631	3,969	8,381	10,673
Gain(Loss) on Other Assets and Other Real Estate Owned	1	-	(12)	232
Servicing Income (Loss)	(3,108)	(2,144)	(4,818)	(1,520)
Loan Broker Income	1,332	1,346	3,993	3,003
Loan Related Income	928	488	1,945	1,688
Other Income	582	526	1,632	1,210
TOTAL NON INTEREST INCOME	1,520	4,333	11,575	15,749
NON INTEREST EXPENSE
Salaries and Employee Benefits	7,791	7,977	26,074	23,840
Occupancy Expenses	815	755	2,424	2,241
Furniture and Equipment	516	426	1,444	1,231
Data Processing	324	323	1,029	943
Marketing and Business Promotion	292	197	893	681
Legal and Professional	308	285	1,019	906
Regulatory Assessments	418	49	529	134
Travel & Entertainment	210	273	801	796
Loan Related Expense	975	564	2,090	1,792
Office Expenses	648	693	2,011	1,877
Other Expenses	344	62	1,307	294
TOTAL NON INTEREST EXPENSE	12,641	11,604	39,621	34,735
INCOME BEFORE INCOME TAX EXPENSE	4,341	6,972	20,303	21,752
Income Tax expense	1,746	2,954	8,278	9,224
NET INCOME	$2,595	$4,018	$12,025	$12,528
Per Share Data :
Earnings Per Share - Basic	$0.25	$0.44	$1.15	$1.39
Earnings Per Share - Diluted	$0.25	$0.41	$1.10	$1.30
Cash Dividend Per Share	$0.04	N/A	$0.08	N/A

Average number of shares outstanding	10,247,356	9,149,922	10,502,129	9,044,249
Average number of shares and equivalents	10,559,464	9,696,764	10,892,611	9,611,518
See accompanying notes to the consolidated financial statements

TEMECULA VALLEY BANCORP INC.
Consolidated Statements of Shareholders’ Equity
(Unaudited)
					Accumulated
			Common		Other
	Comprehensive		Stock	Retained	Comprehensive
	Income	Shares	& Surplus	Earnings	Income (Loss)	Total
(in thousands, except per share data)
Balance at January 1, 2006		8,898	$17,640	$40,132	$409	$58,181
Exercise of Stock Options, Including the Realization of Tax Benefits of $243		80	559			559
Stock-based compensation			420			420
Net Income	3,981			3,981		3,981
Other comprehensive income (loss), net	(318)				(318)	(318)
Total comprehensive income	$3,663
Balance at March 31, 2006		8,978	$18,619	$44,113	$91	$62,823
Exercise of Stock Options, Including the Realization of Tax Benefits of $941		163	1,443			1,443
Stock-based compensation			198			198
Net Income	4,529			4,529		4,529
Other comprehensive income (loss), net	(1,061)				(1,061)	(1,061)
Total comprehensive income	$3,468
Balance at June 30, 2006		9,141	$20,260	$48,642	$(970)	$67,932
Exercise of Stock Options, Including the Realization of Tax Benefits of $189		28	369			369
Stock-based compensation			314			314
Net Income	4,018			4,018		4,018
Other comprehensive income (loss), net	328				328	328
Total comprehensive income	$4,346
Balance at September 30, 2006		9,169	$20,943	$52,660	$(642)	$72,961
Exercise of Stock Options, Including the Realization of Tax Benefits of $6		17	122			122
Private Placement Stock Offering		1,401	25,137			25,137
Stock-based compensation			181			181
Net Income	4,392			4,392		4,392
Other comprehensive income(loss), net	470				470	470
Total comprehensive income	$4,862
Balance at December 31, 2006		10,587	$46,383	$57,052	$(172)	$103,263
Exercise of Stock Options, Including the Realization of Tax Benefits of $10		27	112			112
Stock-based compensation			190			190
Adjustment for adoption of FASB 155				(172)	172	-
Net Income				4,179		4,179
Balance at March 31, 2007		10,614	$46,685	$61,059	$-	$107,744
Exercise of Stock Options, Including the Realization of Tax Benefits of $1,009		156	1,528			1,528
Repurchase and retirement of common stock		(107)	(2,087)			(2,087)
Stock-based compensation			178			178
Cash dividends ($0.04 per share)				(426)		(426)
Net Income				5,251		5,251
Balance at June 30, 2007		10,663	$46,304	$65,884	$-	$112,188
Exercise of Stock Options		52	257			257
Repurchase and retirement of common stock		(577)	(9,974)			(9,974)
Stock-based compensation			283			283
Cash dividends ($0.04 per share)				(405)		(405)
Net Income				2,595		2,595
Balance at September 30, 2007		10,138	$36,870	$68,074	$-	$104,944
See accompanying notes to the consolidated financial statements

TEMECULA VALLEY BANCORP INC.
Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES	(dollars in thousands)
Net Income	$12,025	$12,528
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	1,470	2,760
Depreciation and Amortization	1,373	9,487
Fair market value adjustment on servicing assets and I/O Strips Receivable	10,092	1,002
Amortization of debt issuance cost	42	53
Net amortization(accretion) of securities	9	-
Net Change in deferred loan origination fees	19	(698)
Provision for Deferred Taxes	(900)	(1,763)
Gain on Sale of Loans	(8,381)	(10,673)
Loans Originated for Sale	(203,969)	(175,274)
Proceeds from Loan Sales	112,474	140,928
Loss (Gain) on Sale of Other Real Estate Owned and fixed assets	12	(240)
Share-based compensation expense	651	932
Net Increase in Cash Surrender Value of Life Insurance	(737)	(525)
Federal Home Loan Bank Stock Dividends	(88)	(70)
Net Change in Accrued Interest, Other Assets and Other Liabilities	(5,836)	(2,004)
NET CASH USED IN OPERATING ACTIVITIES	(82,149)	(23,557)

INVESTING ACTIVITIES
Purchases of Held-to-Maturity Investments	(2,636)	(892)
Proceeds from Maturities of Held-to-Maturity Securities	600	900
Purchases of Federal Reserve and Federal Home Loan Bank Stock	783	(45)
Proceeds from Sale of Federal Reserve Bank Stock	-	1,245
Net Increase in Loans	23,683	(159,571)
Purchase of loans	(57,200)	(105,281)
Proceeds from first trust deed loan sales	70,184	-
Purchases of Premises and Equipment	(1,047)	(1,458)
Proceeds from Sale of Premises and Equipment	92	131
Purchase of Cash Surrender Value Life Insurance	(3,000)	(4,200)
Proceeds from Sale of Other Real Estate Owned	1,810	2,351
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	33,269	(266,820)

FINANCING ACTIVITIES
Net Increase in Demand Deposits and Savings Accounts	41,340	24,333
Net Increase in Time Deposits	28,711	250,691
Net Change in Federal Home Loan Bank Advances	-	(30,000)
Retirement of Junior Subordinated Debt Securities	(7,217)	-
Proceeds from Exercise of Stock Options	878	998
Proceeds from Issuance of Junior Subordinated Debt	-	12,372
Cash dividends on common stock	(831)	-
Repurchase and retirement of common stock	(12,061)	-
Excess tax benefits from Exercise of Stock Options	1,019	1,373
NET CASH PROVIDED BY FINANCING ACTIVITIES	51,839	259,767

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,364	(30,610)
Cash and Cash Equivalents at Beginning of Year	33,469	51,512
CASH AND CASH EQUIVALENTS AT END OF YEAR	$36,833	$20,902
Supplemental Disclosures of Cash Flow Information:
Interest Paid	$37,350	$22,350
Income Taxes Paid, net of refunds	$8,349	$431
Transfer of Loans to Other Real Estate Owned	$722	$2,131
See accompanying notes to the consolidated financial statements

TEMECULA VALLEY BANCORP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For the nine months ended September 30, 2007 and 2006

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

The results of operations for the nine month period ended September 30, 2007, are not necessarily indicative of the results to be expected for the full year. These financial statements do not include all disclosures associated with our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC and, accordingly, should be read in conjunction with such statements. In our opinion, the unaudited financial statements contain all adjustments (consisting only of normal, recurring accruals) necessary to fairly present our financial position on September 30, 2007.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155, amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS 140, “Accounting for Transfers of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140 that identifies which interest-only strips are not subject to the requirements of SFAS No. 133. We implemented this standard as of the beginning of our fiscal year 2007. As a result, we have recorded effective January 1, 2007, a cumulative effect adjustment to retained earnings of $172 thousand, representing the difference between the fair value and the carrying value of the servicing assets and interest-only strips receivable at January 1, 2007. This statement impacts the way we account for I/O strips requiring us to record these assets at fair value with all adjustments running through the income statement for I/O strips acquired after the implementation date.

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

We have adopted FIN 48 effective January 1, 2007. There was no cumulative effect of applying the provisions of FIN 48 and there was no material effect on our provision for income taxes for the nine months ended September 30, 2007. The adoption of FIN 48 had no effect on our financial condition or results of operations.

We are subject to federal income tax and income tax of the state of California as well as various other state income taxes where we have SBA operations. Our federal income tax returns for the years ended December 31, 2003, 2004, 2005, and 2006 and our California state tax returns for the years ended December 31, 2002, 2003, 2004, 2005, and 2006, are open to audit under the statute of limitations by the Internal Revenue Service. We record interest and penalties related to uncertain tax positions as part of income tax expense. There was no penalty or interest expense recorded as of September 30, 2007. We do not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

Note 2 – Dividends Declared

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

No cash dividends were paid by our bank prior to the formation of our company in 2002. During 2007, our board of directors authorized two cash dividends. The first cash dividend was authorized in May 2007, a $0.04 per share cash dividend payable on July 15, 2007 to shareholders of record as of July 1, 2007. The second cash dividend was authorized in August 2007, a $0.04 per share cash dividend payable on October 15, 2007 to shareholders of record as of October 1, 2007.

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

We are organized as a single operating segment with a focus upon three business lines. The first is community banking through our ten full-service banking offices located in Carlsbad, Corona, El Cajon, Escondido, Fallbrook, Murrieta, Ontario, Solana Beach, and in the Rancho Bernardo area of San Diego. Our eleventh full-service office, located in San Marcos, California, is expected to open in the fourth quarter of 2007. The second is operations by our Real Estate Industries Group of our bank which focuses on construction lending and maintains loan production offices in Corona and San Rafael, both in California. The third focus area is our network of SBA loan production offices in Arizona, California, Colorado, Florida, Nevada, Oregon, and Texas.

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

Since we opened in 1996, we have experienced substantial annual growth through the end of 2006. Since the beginning of 2007, growth has been moderate due to $70.0 million in 1st trust deed loan sales in the second quarter and the general slow down in the real estate market. We plan to continue to expand our full service and/or loan production office locations if they make good business sense and are located within our geographic service areas or contiguous markets and if the target offices can be staffed with seasoned bankers that fit our culture. The following table highlights selected financial data for the three and nine month periods ended September 30, 2007 and 2006, and the year ended December 31, 2006:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Income Statement:	(in thousands, except per share data)
Interest income	$29,057	$25,201	$87,321	$66,533
Interest expense	12,540	9,608	37,502	23,035
Net interest income	16,517	15,593	49,819	43,498
Provision for loan losses	1,055	1,350	1,470	2,760
Net interest income after provision for loan losses	15,462	14,243	48,349	40,738
Non interest income	1,521	4,333	11,575	15,749
Non interest expense	12,642	11,604	39,621	34,735
Income before income taxes	4,341	6,972	20,303	21,752
Provision for income taxes	1,746	2,954	8,278	9,224
Net income	$2,595	$4,018	$12,025	$12,528

Per Share Data:
Basic earnings per share	$0.25	$0.44	$1.15	$1.39
Diluted earnings per share	$0.25	$0.41	$1.10	$1.30

Average common shares outstanding	10,247	9,150	10,502	9,044
Average common shares (dilutive)	10,559	9,697	10,893	9,612
Book value per share	$10.35	$7.96	10.35	7.96

Selected Ratios:
Net Interest Margin	5.38%	6.29%	5.48%	6.61%
Efficiency Ratio	70.08%	58.24%	64.53%	58.63%

Return on average assets	0.79%	1.48%	1.24%	1.72%
Return on average equity	9.66%	22.72%	15.03%	25.85%

	September 30, 2007	December 31, 2006
Total assets	$1,304,878	$1,238,189
Loans Held-for-sale	202,812	173,120
Net loans(excluding allowance for loan loss)	1,001,662	969,573
Total deposits	1,151,552	1,081,501
Junior Subordinated Debt	34,023	41,240
Shareholders' Equity	104,944	103,263

Net Charge offs	$692	$168
Net Charge offs / average total loans	0.06%	0.02%

Gross non-performing loans	$32,034	$19,124
Other Real Estate Owned, gross	152	1,255
Gross non-performing assets / average total loans	2.73%	2.22%

Non-performing loans, net of SBA guarantees	$18,484	$8,789
Other Real Estate Owned, net of SBA guarantees	38	617
Net non-performing assets / YTD average total loans	1.57%	1.04%

Allowance for loan loss	$13,299	$12,522
Allowance for loan loss/net loans and loans held-for-sale	1.10%	1.10%
Allowance for loan loss/net loans excluding loans held-for-sale	1.33%	1.29%
Allowance for loan loss/gross nonperforming loans	41.52%	65.48%

Tier I leverage ratio	10.60%	11.42%
Tier I risk based ratio	9.59%	10.49%
Total risk based ratio	10.57%	11.90%

FINANCIAL CONDITION

Balance Sheet Summary

Total assets were $1.30 billion at September 30, 2007, compared to $1.24 billion at December 31, 2006, an increase of $66.7 million or 5.39%. Total loans, and loans held-for-sale, excluding deferred loan fees and allowance for loan loss, were $1.21 billion at September 30, 2007, an increase of $61.8 million or 5.39%, from $1.15 billion at December 31, 2006. Total deposits were $1.15 billion at September 30, 2007, an increase of $70.1 million or 6.48%, from $1.08 billion at December 31, 2006. Total shareholders’ equity was $104.9 million at September 30, 2007, an increase of $1.7 million or 1.63%, from $103.3 million at December 31, 2006.

Cash and Cash Equivalents

Cash and cash equivalents were $36.8 million as of September 30, 2007. Cash and cash equivalents from banks consist of federal funds sold of $23.0 million, compared to $18.2 million at December 31, 2006, an increase of $4.8 million. The increase in the first nine months of 2007 is largely attributable to a $70.1 million increase in total deposits offset by a $61.8 million increase in total loans and loans held-for-sale.

Investment Securities

At September 30, 2007, our FNMA mortgage-backed security, with an amortized cost and fair value of $3.0 million, was classified as held-to-maturity. This securities were purchased in November 2006 and July 2007, and mature in 2036 and 2037, respectively.

Loans

Total loans, excluding loans held-for-sale, were $1.00 billion at September 30, 2007, compared to $973.1 million at December 31, 2006, an increase of $32.1 million or 3.30%. The loan portfolio composition is primarily construction, commercial, and real estate secured loans. SBA loans, of which we are an active originator, comprise approximately 22% and 23% of net loans outstanding as of September 30, 2007 and December 31, 2006, respectively. Typical of community bank loan markets, a significant portion of our portfolio is real estate secured. Approximately 94% of the loan portfolio at September 30, 2007 and December 31, 2006 was real estate secured. Approximately 49% and 50% of our lending portfolio was classified as real estate construction loans as of September 30, 2007 and December 31, 2006, respectively.

In 2006, we began purchasing participations in the unguaranteed portions of SBA 7(a) loans to be held in our loan portfolio (“purchase program”). The purchase program has low acquisition costs and enables us to further leverage our SBA expertise. The participations are purchased based upon their payment history and other selected underwriting criteria. We feel that the addition of the purchase program has enabled us to further diversify our loan portfolio by adding more small business borrowers who are located throughout the United States. At September 30, 2007, we had $153.6 million in outstanding purchased participation balances. The participations are purchased from other financial institutions that are eligible to participate in the SBA 7(a) program. The participation agreements are tri-party agreements among the selling financial institution, the SBA and us.

In December 2006, the federal banking agencies issued final guidance to reinforce sound risk management practices for bank holding companies and banks in commercial real estate (“CRE”) loans. The guidance establishes CRE concentration thresholds as criteria for examiners to identify CRE concentration that may warrant further analysis. The implementation of these guidelines could result in increased reserves and capital costs for banks with “CRE concentration”. We believe that our CRE portfolio concentration risk as of September 30, 2007 is mitigated due to low loan-to value ratios, adequate debt coverage ratios, and a wide variety of property types. Under the final guidance, our ratio of commercial real estate loans, excluding owner-occupied properties, to capital as of September 30, 2007, is approximately 389%. While this exceeds the 300% benchmark set by the guidance, we believe we have implemented enhanced risk management practices as recommended by the guidance. These practices include the review and analysis of detailed monthly construction loan status reports, detailed monthly geographic concentration reports by product type and county location, detailed monthly commercial real estate concentration reports, and centralized monitoring and servicing of our commercial real estate term loans.

The weighted-average loan-to-value for our real estate loan portfolio, excluding owner occupied properties, is approximately 65% at September 30, 2007. The following table summarizes our loan portfolio, (including loans held-for-sale, excluding deferred loan fees and allowance for loan loss), by type of loan and their percentage distribution:

	September 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
Loan portfolio composition:	(dollars in thousands)
Commercial	$53,958	4%	$59,663	5%
Real estate – Construction	597,281	49%	570,204	50%
Real estate – Other	287,291	24%	246,096	21%
SBA	266,284	22%	266,581	23%
Consumer	3,215	1%	3,685	1%
Total Loans	$1,208,029	100%	$1,146,229	100%

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

The allowance for loan losses was $13.3 million at September 30, 2007 and $12.5 million at December 31, 2006. The allowance for loan losses as a percentage of net loans outstanding and loans held-for-sale was 1.10% as of September 30, 2007 and December 31, 2006. The allowance for loan losses as a percentage of net loans outstanding excluding loans held-for-sale was 1.33% as of September 30, 2007, and 1.29% as of December 31, 2006.

A summary of the allowance for loan losses for the nine months ended September 30, 2007 and 2006, and the year ended December 31, 2006 follows:

	Allowance for Loan Losses
	September 30, 2007	December 31, 2006	September 30, 2006
	(dollars in thousands)
Loans outstanding and loans held-for-sale	$1,204,474	$1,142,693	$1,061,516
Average amount of loans outstanding	1,184,061	922,264	862,547
Balance of allowance for loan losses, beginning of periods	12,522	9,039	9,039
Loans charged off:
Commercial	(280)	(208)	(205)
Real Estate - Construction	-	(10)	(10)
Real Estate - Other	(547)	(159)	(138)
Consumer	-	(4)	(4)
Total loans charged off	$(827)	$(381)	$(357)

Recoveries of loans previously charged off:
Commercial	96	202	187
Real Estate - Construction	-	10	-
Real Estate - Other	38	1	1
Consumer	-	1	1
Total loan recoveries	$134	$214	$189
Net loans charged off	(693)	(167)	(168)
Provision for loan loss expense	1,470	3,650	2,760
Balance, end of period	$13,299	$12,522	$11,631

Ratio of net charge-offs to average loans	0.06%	0.02%	0.02%

Nonaccrual, Past Due, Restructured Loans and Other Real Estate Owned (“OREO”)

At September 30, 2007, gross nonaccrual loans totaled $32.0 million, a $12.9 million or 67.51% increase from gross nonaccrual loans of $19.1 million at December 31, 2006. The OREO balance was $152 thousand at September 30, 2007, compared to $1.3 million at December 31, 2006. We had no restructured loans as of September 30, 2007 or December 31, 2006. The following table presents information concerning nonaccrual loans, OREO, accruing loans which are contractually past due 90 days or more, as to interest or principal payments and still accruing, and restructured loans:

	September 30, 2007			December 31, 2006
	Gross	Government	Net	Gross	Government	Net
	Balance	Guaranteed	Balance	Balance	Guaranteed	Balance
Nonaccrual loans (Gross):	(dollars in thousands)
Commercial	$489	$-	$489	$89	$(44)	$45
Real Estate - Construction	9,442	(288)	9,154	5,942	-	5,942
Real Estate - Other	22,103	(13,262)	8,841	13,093	(10,291)	2,802
Installment	-	-	-	-	-	-
Total	32,034	(13,550)	18,484	19,124	(10,335)	8,789
OREO	152	(114)	38	1,255	(638)	617
Total nonaccrual loans and OREO	$32,186	$(13,664)	$18,522	$20,379	$(10,973)	$9,406

Gross nonaccrual loans as a percentage of total loans			2.66%			1.67%
Gross nonaccrual loans and OREO as a percentage of total loans and OREO			2.67%			1.78%
Allowance for loan losses to total net loans (including held-for-sale)			1.10%			1.10%
Allowance for loan losses to total net loans (excluding held-for-sale)			1.33%			1.29%
Allowance for loan losses to gross nonaccrual loans			41.52%			65.48%

Loans past due 90 days or more on accrual status:
Commercial			$-			$26
Real Estate			-			114
Installment			-			-
Total			$-			$140

Cash Surrender Value of Life Insurance

The cash surrender value of life insurance is bank-owned life insurance (“BOLI”) which is the purchase of single premium life insurance on certain executives. We are the owner and beneficiary of these policies with split-dollar agreements on certain executives. The BOLI had a balance of $27.8 million at September 30, 2007, compared to $24.0 million at December 31, 2006, an increase of $3.7 million. The increase is the result of a $3.0 million new policy purchase in the second quarter of 2007 and year-to-date earnings on the policies.

Servicing Asset and Interest-Only Strips Receivable

Two components of non interest-earning assets are the SBA servicing and SBA interest-only (I/O) strip receivable assets. At September 30, 2007, we were servicing approximately $373.9 million of the guaranteed portion of 7(a) and USDA Business and Industry (“B&I”) loans previously sold with a weighted-average servicing rate of 1.72%. At December 31, 2006, we were servicing approximately $399.9 million of the guaranteed portion of 7(a) loans previously sold with a weighted-average servicing and I/O rate of 2.01%.

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

The servicing asset represents the value of the contractual servicing fee less adequate servicing compensation. Adequate servicing compensation in the SBA industry has been considered 40 basis points. Therefore, the servicing asset value is based upon the contractual servicing fee of generally 1%, less adequate servicing compensation of 40 basis points. When the interest rate retained exceeds the contractual servicing fee, generally 1% for SBA 7(a) loans, the excess over 1% is considered the I/O. At September 30, 2007 and December 31, 2006, we had I/O strips of $6.8 million, and $13.2 million, respectively, which approximate fair value. Fair value is estimated by discounting estimated future cash flows from the I/O strips using assumptions similar to those used in valuing servicing assets. Included in the SBA 7(a) totals are B&I loans. These loans usually carry an 80% government guarantee, and are sold in the secondary market much like SBA 7(a) loans. The serviced balance as of September 30, 2007 was $18.7 million.

For the first nine months of 2007, we recognized a decrease in the fair value of servicing assets and interest-only strips receivable. The change in value was caused primarily by changes in the discount rate and prepayment speed assumptions used in the valuation, as well as, a lower outstanding servicing portfolio with a lower weighted average servicing rate due to higher servicing rate assets paying off. A summary of the changes in the related servicing asset and I/O strips receivable are as follows:

	Servicing Assets
	Nine Months Ended September 30, 2007	Year Ended December 31, 2006
	(dollars in thousands)
Balance at Beginning of Period	$8,288	$8,169
Increase from Loan Sales	938	2,378
Amortization Charged to Income	-	(2,259)
Fair Market value adjustment	(3,654)	-
Balance at End of Period	$5,572	$8,288

	Interest-Only Strips Receivable
	Nine Months Ended September 30, 2007	Year Ended December 31, 2006
	(dollars in thousands)
Balance at Beginning of Period	$13,215	$22,068
Increase from Loan Sales	69	1,377
Amortization Charged to Income	-	(9,228)
Fair Market value adjustment	(6,438)	(1,002)
Balance at End of Period	$6,846	$13,215

Servicing income is a component of non interest income in the consolidated statement of income. The $3.1 million loss in servicing income for the third quarter of 2007 was comprised of $1.7 million of servicing income and $4.8 million of expense due to the fair value adjustment. For the third quarter of 2006, servicing income was comprised of $2.2 million of servicing income and $4.3 million of expense.

The servicing calculations contain certain assumptions such as expected life of the loan and the discount rate used to compute the present value of future cash flows. The exposure of the loan life assumption is if loans prepay faster than expected. The exposure to the discount rate assumption is if rates increase significantly. Such exposure can result in a decrease in servicing income. With the assistance of quarterly external appraisals, the servicing asset and I/O strips are recorded at fair value. The term of the underlying financial assets is predominately greater than 21 years. The table below summarizes the constant repayment rates (“CPR”) for national SBA pools for each year following the date of origination based on their maturities at September 30, 2007 and December 31, 2006:

	Nine Months Ended						Year Ended
	September 30, 2007						December 31, 2006
SBA Pools - Constant Prepayment Rates
Variable Rate Pools
Issue Date	< 8 Yr Life CPR	8-10 Yr Life CPR	10-13 Yr Life CPR	13-16 Yr Life CPR	16-20 Yr Life CPR	> 20 Yr Life CPR	< 8 Yr Life CPR	8-11 Yr Life CPR	11-16 Yr Life CPR	16-21 Yr Life CPR	> 21 Yr Life CPR
Year 1	8.85	7.57	7.35	5.06	7.88	6.39	8.35	6.01	5.71	4.29	4.55
Year 2	17.30	16.19	14.38	12.59	13.66	12.83	14.42	11.66	10.34	12.65	10.05
Year 3	21.31	20.45	18.57	17.35	17.77	17.87	18.53	16.70	15.68	16.81	17.62
Year 4	21.67	21.24	20.35	19.64	20.38	21.63	18.91	17.70	18.99	19.99	21.78
Year 5	19.21	19.47	20.17	19.87	21.68	24.23	16.61	16.17	18.91	20.00	21.27
Year 6	14.85	16.10	18.46	18.46	21.82	25.77	14.75	16.20	18.17	17.68	20.60
Year 7	9.84	12.10	15.67	15.86	20.99	26.37	11.98	14.28	18.08	18.96	19.02
Year 8	5.28	8.49	12.27	12.50	19.37	26.14	7.20	11.03	13.05	14.68	19.30
Year 9	0.00	6.21	8.76	8.86	17.12	25.22	3.70	9.13	12.83	19.47	19.30
Year 10	0.00	5.45	5.56	5.35	14.46	23.70	1.40	5.20	12.65	14.25	20.45
Year 11+	0.00	0.00	3.01	1.72	7.71	17.35	0.00	2.30	11.90	9.90	22.20

The value of the servicing asset would decrease $756 thousand if prepayment speeds increased 10% and the value of the servicing asset would decrease $1.4 million if prepayment speeds increased 20%.

The expected overall average life of the servicing portfolio is 3.84 years. The following schedule displays the weighted-average discount rates for each SBA pool after applying the CPRs identified above and our estimated discount rates for each SBA pool at September 30, 2007 based on assessing each component:

September 30, 2007			December 31, 2006
Original Maturity		Disc Rate	Original Maturity		Disc Rate
< 8	Years	14.16%	< 8	Years	8.94%
8-10	Years	13.99%	8-11	Years	8.84%
10-13	Years	14.15%	11-16	Years	8.77%
13-16	Years	14.01%	16-21	Years	8.72%
16-20	Years	12.95%	> 21	Years	8.73%
> 20	Years	12.81%

The servicing asset value would decrease $293 thousand if the discount rate increased 1% and the servicing asset value would decrease $573 thousand if the discount rate increased 2%. The amount of interest retained on the sold portion of the SBA 7(a) loans does not change even though most of the underlying loans are variable rate. Since the retained interest is fixed, changes in interest rates impact the value. Therefore, when rates rise, the value declines and when rates decline the value increases.

Other Assets

Premises and equipment, accrued interest, and deferred tax assets are other major components of assets. Following is a summary of these items as of September 30, 2007 and December 31, 2006.

•	Premises and equipment was $5.2 million at September 30, 2007, compared to $5.5 million at December 31, 2006, a 4.72% or $259 thousand decrease.
•
Accrued interest was $7.0 million at September 30, 2007, compared to $6.2 million at December 31, 2006, a 13.96% or $859 thousand increase. The increase in accrued interest is a direct result of the increase in loans (including loans held-for-sale) from December 31, 2006 to September 30, 2007.

•	Deferred tax asset was $9.4 million at September 30, 2007, compared to $8.5 million at December 31, 2006, a 10.61% or $900 thousand increase.

Deposits

Deposits were $1.15 billion at September 30, 2007, compared to $1.08 billion at December 31, 2006, a 6.48% increase. Money market and NOW accounts increased $43.5 million, savings decreased $2.6 million, demand deposits increased $413 thousand, and certificate of deposits (CD's) increased $28.7 million. Non interest-bearing demand deposits comprised approximately 13% of deposits at September 30, 2007 and December 31, 2006.

At September 30, 2007, more than 62% of deposits had balances of $100,000 or more. At September 30, 2007, none of our customers (excluding brokered deposits) had balances over 2% of the Bank’s deposits. Brokered deposits totaled $45.1 million at September 30, 2007. We prefer core deposits as a source of funds for the loan portfolio. Consequently, we take steps to attract solid core accounts while at the same time maintaining a reasonable funding cost. We will continue to solicit core deposits to diminish reliance on volatile funds.

Borrowings and Junior Subordinated Debt

Borrowings - At September 30, 2007 and 2006, and December 31, 2006 there were no short-term advances from the Federal Home Loan Bank. The borrowing capacity at the Federal Home Loan Bank as of September 30, 2007 was $66.4 million and at December 31, 2006 was $73.8 million.

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

Series	Amount (000’s)	Date Issued	Rate Adjustor	Effective Rate	Maturity Date
Temecula Valley Statutory Trust II	$5,155	September 2003	3-month LIBOR +2.95%	8.64%	2033
Temecula Valley Statutory Trust III	8,248	September 2004	3-month LIBOR +2.20%	7.79%	2034
Temecula Valley Statutory Trust IV	8,248	September 2005	3-month LIBOR +1.40%	7.09%	2035
Temecula Valley Statutory Trust V	12,372	September 2006	3-month LIBOR +1.60%	6.80%	2036
Total	$34,023

On June 26, 2007, we redeemed $7.2 million of junior subordinated debt of Temecula Valley Statutory Trust I. Proceeds from our common stock offering in November 2006 were used to redeem the debt. The debt had a rate of 3-month LIBOR plus 3.45%.

The Federal Reserve Board has taken the position that these mandatorily redeemable preferred securities qualify as capital, subject to certain restrictions. As of September 30, 2007, we have included the net junior subordinated debt in our capital for regulatory capital purposes.

Capital

Total capital was $104.9 million at September 30, 2007, compared to $103.3 million at December 31, 2006. For the first nine months of 2007, the $1.7 million increase consisted of $12.0 million increase from net income, $831 thousand decrease for dividends, $1.9 million increase on the exercise of stock options, $12.1 million decrease for the repurchase and retirement of common stock, and $651 thousand increase for stock-based compensation.

At September 30, 2007 and December 31, 2006, our bank and our holding company were in the regulatory "well capitalized" category. Refer to capital ratio tables included in the “Capital Planning” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Net Income

Our net income and basic and diluted earnings per share for the nine months ended September 30, 2007 and 2006 are as follows:
•	For September 30, 2007, net income was $12.0 million or $1.15 per basic share and $1.10 per diluted share.
•	For September 30, 2006, net income was $12.5 million or $1.39 per basic share and $1.30 per diluted share.

For the first nine months of 2007, we earned $12.0 million, compared to $12.5 million for the first nine months of 2006. The decrease was the result of an increase in net interest income of $6.3 million offset by an increase in non-interest expense of $4.9 million and a decrease in non-interest income of $4.2 million.

Our return on average assets and return on average equity for the nine months ended September 30th are as follows:
•	For 2007, return on average assets was 1.24%; return on average equity was 15.03%.
•	For 2006, return on average assets was 1.72%; return on average equity was 25.85%.

Our net income and basic and diluted earnings per share for the third quarter of 2007 and 2006 are as follows:
•	For 2007, net income was $2.6 million or $0.25 per basic share and $0.25 per diluted share.
•	For 2006, net income was $4.0 million or $0.44 per basic share and $0.41 per diluted share.

For the third quarter of 2007, we earned $2.6 million, compared to $4.0 million for the third quarter of 2006. The decrease was the result of an increase in net interest income of $924 thousand offset by an increase in non-interest expense of $1.0 million and a decrease in non-interest income of $2.8 million.

Our return on average assets and return on average equity for the third quarter of 2007 and 2006 are as follows:
•	For 2007, return on average assets was 0.79%; return on average equity was 9.66%.
•	For 2006, return on average assets was 1.48%; return on average equity was 22.72%.

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

Net interest income was $49.8 million in the first nine months of 2007, compared to $43.5 million in the same period in 2006. The net interest margin was 5.48% for the nine months ending September 30, 2007, compared to 6.61% for the nine months ending September 30, 2006. In a flat rate environment following a rising rate environment, the net interest margin will compress due to longer term, lower rate time deposits maturing and repricing at a higher rate. With rates now going down, the net interest margin will continue to compress. The yield on interest-earning assets decreased by 51 basis points for the first nine months of 2007 and the yield on interest-bearing liabilities increased by 72 basis points for the same periods. The following is a summation of various yields for interest-earning assets and interest-bearing liabilities for the nine months ending September 30, 2007 and 2006:

•
Yield on loans decreased to 9.72% for the first nine months of 2007, compared to 10.22% for the first nine months of 2006 as a result of interest income being reversed on loans that were placed on nonaccrual status, as well as, the change in the mix of loans.

•
Yield on investments, Federal Funds Sold and U.S. Treasuries, increased to 5.20% for the first nine months of 2007, compared to 4.96% for the first nine months of 2006. The increase is a result of an increase in average Federal Funds Sold and an increase in interest rates.

•
Cost of interest-bearing deposits increased to 4.76% for the first nine months of 2007, compared to 3.99% for the first nine months of 2006 as a result of the growth in average interest-bearing deposits, mainly money market, NOW accounts, and certificate of deposits, and the increasing interest rate environment.

•
Cost of other borrowings, Federal Home Loan Bank advances and junior subordinated debt borrowings, increased to 7.79% for the first nine months of 2007, compared to 7.24% for the first nine months of 2006. Contributing to the increase in the cost of borrowings was the increase in the average balance of junior subordinated debt as well as the increasing interest rate environment.

The following table shows average balances with corresponding interest income and interest expense as well as average yield and cost information for the nine months ending September 30, 2007 and 2006. Average balances are derived from daily balances, and nonaccrual loans are included as interest-bearing loans for purposes of these tables.

	Average Balances with Rates Earned and Paid
	Nine-month period ended September 30,
	2007			2006
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets	(dollars in thousands)
Interest-bearing deposits	$455	$18	5.20%	$39	$1	5.02%
Securities-HTM (1)	1,796	75	5.57%	254	8	4.43%
Federal Funds Sold	30,137	1,167	5.18%	16,652	618	4.96%
Total Investments	32,388	1,260	5.20%	16,945	627	4.96%

Total Loans (2)	1,184,061	86,061	9.72%	862,547	65,906	10.22%
Total Interest Earning Assets	1,216,449	87,321	9.60%	879,492	66,533	10.11%

Allowance for Loan Loss	(12,616)			(9,744)
Cash & Due From Banks	12,912			27,155
Premises & Equipment	5,503			5,124
Other Assets	73,220			71,221
Total Assets	$1,295,468			$973,248

Liabilities and Shareholders’ Equity
Interest Bearing Demand	$31,547	$34	0.15%	$31,453	$36	0.15%
Money Market	114,312	3,271	3.82%	78,267	1,785	3.05%
Savings	29,933	89	0.40%	32,522	97	0.40%
Time Deposits under $100,000	402,830	15,314	5.08%	276,327	9,403	4.55%
Time Deposits $100,000 or more	412,241	16,532	5.36%	289,062	9,799	4.53%
Other Borrowings	38,827	2,262	7.79%	35,372	1,915	7.24%
Total Interest Bearing Liabilities	1,029,690	37,502	4.87%	743,003	23,035	4.15%

Non-interest Demand Deposits	144,201			154,393
Other Liabilities	14,581			11,053
Shareholders' Equity	106,996			64,799
Total Liabilities and Shareholders' equity	$1,295,468			$973,248
Net Interest Income		$49,819			$43,498
Interest Spread (3)			4.73%			5.97%
Net Interest Margin (4)			5.48%			6.61%

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

Net interest income was $16.5 million in the third quarter of 2007, compared to $15.6 million in the same period in 2006. The following is a summation of various yields for interest-earning assets and interest-bearing liabilities for the third quarter 2007 and 2006:

•	Net interest margin decreased to 5.38% for the third quarter of 2007, compared to 6.29% for the third quarter of 2006.
•	Yield on loans decreased to 9.62% for the third quarter of 2007, compared to 10.30% for the third quarter of 2006.
•	Yield on investments, Federal Funds Sold and U.S. Treasuries, decreased to 5.16% for the third quarter of 2007 compared to 5.22% for the third quarter of 2006.
•	Cost of interest-bearing deposits increased to 4.73% for the third quarter of 2007, compared to 4.42% for the third quarter of 2006.
•	Cost of other borrowings, Federal Home Loan Bank advances and junior subordinated debt borrowings, increased to 7.51% for the third quarter of 2007, compared to 6.79% for the third quarter of 2006.

The following table shows average balances with corresponding interest income and interest expense as well as average yield and cost information for the three months ending September 30, 2007 and 2006. Average balances are derived from daily balances, and nonaccrual loans are included as interest-bearing loans for purposes of these tables.

	Average Balances with Rates Earned and Paid
	Three-month period ended September 30,
	2007			2006
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets	(dollars in thousands)
Interest-bearing deposits	$1,000	$14	5.25%	$99	$1	5.02%
Securities-HTM (1)	3,053	43	5.53%	248	3	4.82%
Federal Funds Sold	39,082	505	5.13%	26,674	351	5.23%
Total Investments	43,135	562	5.16%	27,021	355	5.22%

Total Loans (2)	1,175,764	28,496	9.62%	957,182	24,846	10.30%
Total Interest Earning Assets	1,218,899	29,058	9.46%	984,203	25,201	10.16%

Allowance for Loan Loss	(12,519)			(10,451)
Cash & Due From Banks	11,627			26,815
Premises & Equipment	5,350			5,117
Other Assets	72,977			70,788
Total Assets	$1,296,334			$1,076,472

Liabilities and Shareholders’ Equity
Interest Bearing Demand	$30,009	$11	0.15%	$30,387	$12	0.15%
Money Market	129,790	1,256	3.84%	85,812	789	3.65%
Savings	28,060	39	0.54%	32,687	36	0.44%
Time Deposits under $100,000	391,319	5,115	5.19%	315,153	3,903	4.91%
Time Deposits $100,000 or more	417,549	5,471	5.20%	343,143	4,262	4.93%
Other Borrowings	34,235	649	7.51%	35,372	606	6.79%
Total Interest Bearing Liabilities	1,030,962	12,541	4.83%	842,554	9,608	4.52%

Non-interest Demand Deposits	143,686			156,768
Other Liabilities	15,115			6,980
Shareholders' Equity	106,571			70,170
Total Liabilities and Shareholders' equity	$1,296,334			$1,076,472
Net Interest Income		$16,517			$15,593
Interest Spread (3)			4.63%			5.64%
Net Interest Margin (4)			5.38%			6.29%

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

The following table shows a comparison of interest income and interest expense as the result of changes in the volumes and rates on average interest-earning assets and average interest-bearing liabilities for the three and nine months ended September 30, 2007 and 2006.
	Rate/Volume Analysis
	Increase/Decrease in Net Interest Income
	Three month period ended			Nine month period ended
	September 30, 2007 and 2006			September 30, 2007 and 2006
	Volume	Rate	Total	Volume	Rate	Total
Assets	(dollars in thousands)
Securities-HTM (1)	$34	$6	$40	$52	$15	$67
Due From Banks-Time	12	1	12	16	1	17
Federal Funds Sold	164	(10)	154	501	48	549
Total Investments	210	(3)	207	569	64	633

Total Loans (2)	5,673	(2,023)	3,650	25,213	(5,058)	20,155
Total Interest Earning Assets	$5,883	$(2,026)	$3,857	$25,782	$(4,994)	$20,788

Liabilities and Shareholders' Equity
Interest Bearing Demand	-	-	-	-	(2)	(2)
Money Market	405	61	466	823	663	1,486
Savings	(4)	7	32	(7)	(1)	(8)
Time Deposits under $100,000	943	269	1,212	4,306	1,606	5,912
Time Deposits $100,000 or more	923	286	1,209	4,175	2,557	6,732
Other Borrowings	(19)	62	43	231	116	347
Total Interest Bearing Liabilities	2,248	685	2,933	9,528	4,939	14,467
Net Interest Income	$3,635	$(2,711)	$924	$16,254	$(9,933)	$6,321

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

The provision was $1.5 million and $2.8 million for the first nine months of 2007 and 2006, respectively. The provision was $1.1 million for the third quarter of 2007 and $1.4 million for the third quarter of 2006.

Non-Interest Income

Non-interest income is an important revenue source. Non-interest income consists of service charges and fees, gain on sale of loans and other assets, and loan servicing, broker and other loan related income. Non-interest income was $11.6 million for the first nine months of 2007, compared to $15.7 million for the same period in 2006, a $4.2 million decrease. For the third quarter, non-interest income was $1.5 million for 2007, compared to $4.3 million for the same period in 2006, a $2.8 million decrease. The primary contributors to the decrease in non-interest income for the three and nine month periods ending September 30, 2007, are the changes in the servicing income (loss) and lower premiums on SBA 7(a) loan sales.

As a result of most SBA 7(a) loans now being sold at a premium instead of at par (par loan sales carry a higher servicing rate) the weighted-average rate on servicing asset has been decreasing. At September 30, 2007, we were servicing approximately $373.9 million of the guaranteed portion of 7(a) loans previously sold with a weighted-average servicing rate of 1.72%. The SBA 7(a) guaranteed servicing portfolio balance as of December 31, 2006 was $399.9 million with a weighted-average servicing rate of 2.01%. The servicing income was negative for the three and nine month periods ending September 30, 2007, as a result of adjusting the fair value of the servicing and I/O assets to account for an increase in the discount rate and prepayments experienced in our SBA loan portfolio and higher discount rates due to the dislocation of the credit markets.

The following table summarizes the components of non-interest income for the three and nine months ended September 30, 2007 and 2006.

	Fees and Other Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(dollars in thousands)
Service Charges and Fees	$154	$149	$454	$463
Gain on Sale of Loans	1,632	3,969	8,381	10,673
Gain(Loss) on Other Assets and Other Real Estate Owned	1	-	(12)	232
Servicing Income (Loss)	(3,109)	(2,143)	(4,818)	(1,520)
Loan Broker Income	1,332	1,346	3,993	3,003
Loan Related Income	928	488	1,945	1,688
Other Income	583	524	1,632	1,210
	$1,521	$4,333	$11,575	$15,749

The gain on sale of loans was $8.4 million in the first nine months of 2007, compared to $10.7 million in the same period in 2006, a $2.3 million decrease. For the third quarter of 2007, the gain on sale of loans was $1.6 million, compared to $4.0 million for the third quarter of 2006. The following table summarizes the gain on sale of loans and other assets for the three and nine months ended September 30, 2007 and 2006.
	Gain on Sale of Loans / Assets
	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(dollars in thousands)
SBA 7A Unguaranteed Sales	$652	$1,030	$1,299	$2,787
SBA 7A Guaranteed Sales	811	2,093	3,658	4,595
1st TD Sales	-	-	1,311	-
SBA 504 Sales	12	253	845	1,301
Other Loan Related	157	593	1,268	1,990
REO Gain (Loss)	6	-	(9)	240
Fixed Assets	(5)	-	(3)	(8)
Total	$1,633	$3,969	$8,369	$10,905

Non-Interest Expense

Non-interest expenses consist of salaries and benefits, occupancy, furniture and equipment, processing, office expense and professional costs such as legal and auditing, marketing and regulatory fees. These expenses are reviewed and controlled to maintain cost effective levels of operation.

For the nine months ended September 30, 2007, non-interest expense was $39.6 million, compared to $34.7 million for the same period in 2006, a $4.9 million increase. The main contributors to the increase were salaries and employee benefits, regulatory assessment expense, and other expense. The variances were as follows:

•
Salaries and benefits were $26.1 million in the first nine months of 2007, compared to $23.8 million for the same period in 2006, a $2.2 million increase. The increase in salaries and benefits is a result of the expansion of the Risk Management, Information Technology, and Appraisal Departments as well as the addition of the Solana Beach and Ontario branches, the Inland Empire loan production unit, the SBA unguaranteed purchase program, and growth of the SBA wholesale lending unit. At September 30, 2007, we had 329 employees (324 full-time equivalent), of which 308 were full time. At September 30, 2006, we had 310 employees (304 full-time equivalent), of which 290 were full time. Included in the salaries and benefits expense first nine months of 2007 is $651 thousand for stock-based compensation for all share-based payments granted on or before January 01, 2006 and vested in the first nine months of 2007 as a result of the adoption of SFAS No. 123R. Included in the salaries and benefits expense first nine months of 2006 is $932 thousand for stock-based compensation for all share-based payments granted on or before September 30, 2006 and vested in the first nine months of 2006.

Regulatory assessment expenses were $529 thousand for the first nine months of 2007, compared to $134 thousand for the same period in 2006, a $395 thousand increase. In November 2006, the Federal Deposit Insurance Corporation ("FDIC") finalized a rule intended to match an institution's deposit insurance premium to the risk an institution poses to the deposit insurance fund. The final regulations adopt a new base schedule of rates that the FDIC Board could adjust up or down, depending on the revenue needs of the insurance fund. During the third quarter of 2007, we were assessed at the new deposit insurance rate retroactive to March 31, 2007. We anticipate regulatory assessment expenses of approximately $200 thousand per quarter going forward at these current deposit levels.

•
Other expenses were $1.0 million for the first nine months of 2007, compared to $294 thousand for the same period in 2006, a $1.0 million increase. Included in other expenses is the provision for undisbursed loans expense, which is totally separate from the allowance for loan loss. The provision for undisbursed loans expense was $660 thousand for the first nine months of 2007 due to regulatory requirements and higher levels of undisbursed loan commitments, mostly construction loans. There was no provision for undisbursed loans for the first nine months of 2006.

For the third quarter of 2007, non-interest expense was $12.6 million, compared to $11.6 million for the same period in 2006, a $1.0 million increase. The main contributors to the increase were regulatory assessment expense, and other expenses. The variances were as follows:

•	Loan funding expense was $976 thousand in the third quarter of 2007, compared to $564 thousand for the same period in 2006, a $412 thousand increase.
•	Other expenses were $344 thousand in the third quarter of 2007, compared to $62 thousand for the same period in 2006, a $282 thousand increase.

The following table summarizes the components of non-interest expense for the three and nine months ended September 30, 2007 and 2006.

Other Expenses
Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	2007	2006
(dollars in thousands)
Salaries and Employee Benefits	$7,791	$7,977	$26,074	$23,840
Occupancy Expenses	815	755	2,424	2,241
Furniture and Equipment	516	426	1,444	1,231
Data Processing	324	323	1,029	943
Marketing and Business Promotion	292	197	893	681
Legal and Professional	308	285	1,019	906
Regulatory Assessments	418	49	529	134
Travel & Entertainment	210	273	801	796
Loan Related Expense	975	564	2,090	1,792
Office Expenses	648	693	2,011	1,877
Other Expenses	344	62	1,307	294
	$12,641	$11,604	$39,621	$34,735

Income Taxes

Income tax expense totaled $8.3 million and $9.2 million for the first nine months of 2007 and 2006, respectively. The effective rate was 40.77% and 42.40% for these periods in 2007 and 2006, respectively. The decrease in rate is due to higher permanent differences associated with net earnings on bank owned life insurance and California Enterprise Zone net interest.  Deferred tax assets totaled $9.4 million at September 30, 2007, compared to $8.5 million at December 31, 2006. Over half of the deferred tax asset balance is due to the tax deductibility timing difference of the provision for loan loss.

Income tax expense totaled $1.7 million for the third quarter of 2007 and $3.0 million for the third quarter of 2006. The effective rate was 40.22% and 42.37% for 2007 and 2006, respectively.

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

Our cash position is determined on a daily basis. On a monthly basis, our board reviews our liquidity position. One analysis measures the liquidity gap. Another analysis measures an industry standard liquidity ratio. Our guidelines state a 10% ratio or more should be maintained. At September 30, 2007, the ratio was 20.89%.

Our primary sources of liquidity are derived from financing activities which includes Federal Funds lines of credit at correspondent banks, Federal Home Loan Bank Advances, Money Desk deposits, brokered deposits, and growth in customer deposits. We maintain Federal Funds lines of credit of $66.4 million for short-term liquidity. In addition, we have created a borrowing capacity at the Federal Home Loan Bank that fluctuates with loan balances pledged as collateral. At September 30, 2007, our borrowing capacity with the Federal Home Loan Bank was $66.4 million and at December 31, 2006 was $73.8 million. These funding sources are augmented by payments of principal and interest on loans and sales and participations of eligible loans. Primary uses of funds include withdrawal of deposits, interest paid on deposits and borrowings, originations of loans, and payment of operating expenses.

Net cash used in operating activities totaled $82.1 million for the first nine months of 2007, compared to net cash used in operating activities of $23.6 million for the same period last year. The decrease was primarily the result of a reduction in loans originated for sale net of proceeds on loans sale.

Net cash provided by investing activities totaled $33.3 million for the first nine months of 2007, compared to net cash used of $266.8 million for the same period in 2006. The change was primarily the result of the purchase of the unguaranteed portion of 7(a) loans and the decreased loan growth in the current year compared to strong growth in the prior year.

Net cash provided by financing activities totaled $51.8 million for the first nine months of 2007, compared to $259.8 million for the same period last year. The change was primarily the result of the repayment of a junior subordinated debt   security, repurchase and retirement of common stock, offset by a lower increase in time deposits.

At September 30, 2007, cash and cash equivalents totaled $36.8 million, compared to $20.9 million at September 30, 2006 an increase of $15.9 million, or 76.22%. As of September 30, 2007, management is not aware of any current recommendations by regulatory authorities, which, if they were implemented, would have or would be reasonably likely to have a materially adverse effect on our liquidity, capital resources, or operations.

The liquidity of our holding company is primarily dependent on the payment of cash dividends by our bank, subject to restrictions set forth by applicable California and Federal laws and regulations. As of September 30, 2007, approximately $5.4 million of undivided profits of our bank were available for dividends to our company, (an amount that would allow maintenance of the “well capitalized” level).

CAPITAL PLANNING

It is our goal to maintain capital levels within the regulatory “well capitalized” category. We update our multiple-year capital plan annually in conjunction with the preparation of the annual budget. Capital levels are always a primary concern of the federal regulatory authorities, and we submit capital plans to them when requested. As a result of a regulatory examination completed earlier in the year, the risk weighting of some assets changed, slightly reducing the risk-based ratios for December 31, 2006. It is our strategy to maintain an adequate level of capital, which by definition excludes excessive as well as inadequate capital. The following tables set forth our actual capital amounts and ratios (dollar amounts in thousands).

			Amount of Capital Required
Temecula Valley Bancorp			For Capital Adequacy Purposes
As of September 30, 2007:	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk-Weighted Assets)	$151,365	10.57%	$114,556	8.00%
Tier 1 Risk-Based Capital (to Risk-Weighted Assets)	$137,386	9.59%	$57,278	4.00%
Tier 1 Leverage Ratio (to Average Assets)	$137,386	10.60%	$51,853	4.00%

As of December 31, 2006:
Total Risk-Based Capital (to Risk-Weighted Assets)	$154,976	11.90%	$104,193	8.00%
Tier 1 Risk-Based Capital (to Risk-Weighted Assets)	$136,579	10.49%	$52,097	4.00%
Tier 1 Leverage Ratio (to Average Assets)	$136,579	11.42%	$47,848	4.00%

			Amount of Capital Required
			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Provisions
Temecula Valley Bank
As of September 30, 2007:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk-Weighted Assets)	$148,540	10.38%	$114,472	8.00%	$143,090	10.00%
Tier 1 Risk-Based Capital (to Risk-Weighted Assets)	$134,561	9.40%	$57,236	4.00%	$85,854	6.00%
Tier 1 Leverage Ratio (to Average Assets)	$134,561	10.39%	$51,823	4.00%	$64,779	5.00%

As of December 31, 2006:
Total Risk-Based Capital (to Risk-Weighted Assets)	$145,702	11.20%	$104,089	8.00%	$130,111	10.00%
Tier 1 Risk-Based Capital (to Risk-Weighted Assets)	$133,160	10.23%	$52,044	4.00%	$78,066	6.00%
Tier 1 Leverage Ratio (to Average Assets)	$133,160	11.16%	$47,740	4.00%	$59,675	5.00%

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

Two critical accounting policies are noteworthy. They concern the allowance for loan loss and the SBA servicing asset. They are considered critical due to the assumptions that are contained in their calculation, as well as external factors that can affect their value. Through quarterly review and analysis, valuations and calculations are tested for reasonableness. For a discussion of our critical accounting policies, see Item 7 "Management Discussion and Analysis" of our report on Form 10-K for the year-ended December 31, 2006. There were no changes in our critical accounting policies and estimates in the nine months ended September 30, 2007 except as discussed in Note 1 to the financial statements in this report.

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

Contractual Obligations

We conduct business at ten full-service banking offices in Southern California and multiple loan production offices in nine states, including California. The main office facilities are located at 27710 Jefferson Avenue, Suite A100, Temecula, California. As of September 30, 2007, we owned the property at one of our branch locations. The remaining banking offices and other offices are leased. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance. Total future rental payments (exclusive of operating charges and real property taxes) are approximately $5.3 million, with lease expiration dates ranging from 2007 to 2014, exclusive of renewal options.

The following table summarizes our aggregate contractual obligations and their maturities as of September 30, 2007.

		Maturity by period
	Total	One year or less	More than 1 year to 3 years	More than 3 years to 5 years	More than 5 years
	(dollars in thousands)
Commitments to Extend Credit	$465,000	$280,474	$107,199	$1,868	$75,459
Letters of Credit	10,860	10,860	-	-	-
Loan Commitments Outstanding	475,860	291,334	107,199	1,868	75,459

Junior Subordinated Debt	34,023	-	-	-	34,023
Operating Lease Obligations	5,292	1,656	2,420	873	343
Other Commitments Outstanding	39,315	1,656	2,420	873	34,366
Total Outstanding Commitments	$515,175	$292,990	$109,619	$2,741	$109,825

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

The following reflects our one year net interest income sensitivity based on asset and liability levels using the September 30, 2007 net interest income as a starting point. For purposes of this table, there is assumed to be zero growth in loans, investments, deposits, or other components of the balance sheet.

September 30, 2007
Changes in Rates		Projected Net Interest Income	Change from Base Case	% Change base Case
(dollars in thousands)
+300	bp	$79,216	$17,278	27.90%
+200	bp	73,460	11,522	18.60%
+100	bp	67,693	5,755	9.29%
0	bp	61,938	-	0.00%
-100	bp	57,744	(4,194)	(6.77%)
-200	bp	53,507	(8,431)	(13.61%)
-300	bp	49,289	(12,649)	(20.42%)

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

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

As of September 30, 2007, we are not party to any litigation that is considered likely to have a material adverse effect on us.

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

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

			Issuer Purchases of Equity Securities
Period			( a ) Total number of shares purchased		( b ) Average price paid per share		( c ) Total number of shares purchased as part of publicly announced plans or programs		( d ) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
05/22/07	-	05/31/07	-		$-		-		$-
06/01/07	-	06/30/07	106,900		$19.53		106,900		$3,412,625
07/01/07	-	07/31/07	491,800		$17.37		491,800		$4,870,337
08/01/07	-	08/31/07	85,400		$16.77		85,400		$3,438,306
09/01/07	-	09/30/07	-		$-		-		$3,438,306
		Total	684,100	(1)	$17.63	(2)	684,100	(1)	$3,438,306

1) All shares repurchased pursuant to two stock repurchase programs publicly announced on May 22, 2007 and July 23, 2007. All repurchases were made in open market transactions.
2) This price includes a commission of $0.05 per share.

On May 22, 2007, we announced a program to repurchase up to $5.5 million (approximately 250,000 shares) of our company’s common stock in the open market, for a period of six months ending November 22, 2007. On July 23, 2007, we announced a second program to repurchase up to $10.0 million (approximately 606,060 shares) of our company’s common stock in the open market, for a period of six months ending January 20, 2007.

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

TEMECULA VALLEY BANCORP INC.

DATE: November 09, 2007                                                                                    By: /s/ Stephen H. Wacknitz
                                           Stephen H. Wacknitz,
  President/CEO, Chairman of the Board

                                                                                             By: /s/ Donald A. Pitcher
 Donald A. Pitcher,
 Executive Vice President
                                                                                                Chief Financial Officer