Form 10-K
period 2007-12-31
TEMECULA VALLEY BANCORP INC
filed 2008-03-17
CIK 1172678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

Commission File No: 000-49844

TEMECULA VALLEY BANCORP INC.
 (Exact name of registrant as specified in its charter)

California                                                                                                               46-0476193
    (State or other jurisdiction of Incorporation or organization)                                                                                                                              (I.R.S. Employer identification No.)
      27710 Jefferson Avenue – Suite A100, Temecula CA                                                                                   92590
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
     Large accelerated filer [ ]          Accelerated Filer [X]        Non-accelerated Filer []            Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]   No [X]

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2007 was approximately $188,624,437 (based on the June 29, 2007 closing price of common stock of $17.69 per share).

Number of Registrant’s shares of common stock outstanding at March 14, 2008 was 10,063,267.

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

A number of factors, some of which are beyond our ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to:

•	a further slowdown in the national and California economies
•	volatility of rate sensitive deposits
•	changes in the regulatory environment
•	increasing competitive pressure in the banking industry
•	operational risks including data processing system failures or fraud
•	asset/liability matching risks and liquidity risks
•	changes in the securities markets
•	change in loan prepayment speeds

The consequences of these factors, any of which could hurt our business, could include, among others:

•	increased loan delinquencies
•	an escalation in problem assets and foreclosures
•	a decline in demand for our products and services
•
a reduction in the value of the collateral for loans made by us, especially real estate, which, in turn would likely reduce our customers’ borrowing power and the value of assets and collateral associated with our existing loans

•	a reduction in the value of certain assets held by our company

See also “Item 1A Risk Factors” and other risk factors discussed elsewhere in this Annual Report.

PART I

ITEM 1:                      BUSINESS

General

Temecula Valley Bancorp Inc.

We formed Temecula Valley Bancorp Inc. ("company" or “our company” or “our holding company”) in 2002 to serve as a holding company for Temecula Valley Bank ("bank" or “our bank”). We reincorporated our holding company from Delaware into California in December 2003 as a tax savings measure. Our holding company is a bank holding company registered with the Board of Governors of the Federal Reserve System ("Federal Reserve") under the Bank Holding Company Act of 1956, as amended ("BHCA"). Our holding company’s activities consist of owning the outstanding common stock of our bank, Temecula Valley Statutory Trust II, Temecula Valley Statutory Trust III, Temecula Valley Statutory Trust IV, Temecula Valley Statutory Trust V, and Temecula Valley Statutory Trust VI (as of January 17, 2008). Unless the context indicates otherwise, all references in this report to “we”, “us”, and “our” refer to our company and our bank on a consolidated basis.

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

General Business

Our bank currently has eleven full-service banking offices in California providing services to customers in the Riverside, San Bernardino, and San Diego Counties. Our principal office is located in Temecula, California with other California full-service offices in Carlsbad, Corona, El Cajon, Escondido, Fallbrook, Murrieta, Ontario, Solana Beach, San Marcos, and in the Rancho Bernardo area of San Diego.

Our bank also operates loan production offices which principally generate construction and/or mortgage loans in California at the following locations: Encinitas, Fallbrook, Ontario, and Temecula. The Real Estate Industries Group of our bank focuses on construction lending and maintains loan production offices in Corona and San Rafael, both in California. Our bank also has SBA loan production offices in the following states: Arizona, California, Florida, Nevada, Oregon, and Texas.

Our holding company, as the parent of our bank, has no operations and conducts no business of its own other than owning the common shares of our bank, Temecula Valley Statutory Trust II, Temecula Valley Statutory Trust III, Temecula Valley Statutory Trust IV, Temecula Valley Statutory Trust V, and Temecula Valley Statutory Trust VI (as of January 17, 2008) . Accordingly, the discussion of the business which follows concerns the business conducted by our bank, unless otherwise indicated. No material portion of our company’s business is seasonal.

Our income is generally derived from interest on various loan products, income generated on the sale of loans, and fees earned from servicing loans and from providing deposit and other services. Our significant operating expenses are interest paid on deposits, salaries and expenses of our employees and other operating expenses such as rent.

Business Strategy

Our goals are to build a leading Southern California regional community banking franchise designed to maximize long-term returns to our shareholders by seeking to grow assets, while maintaining strong earnings. In order to achieve these goals, we intend to pursue a strategy that takes advantage of and enhances our three core business lines: community banking, construction lending and SBA lending. Specifically, our strategy relies upon our ability to continue:

Attracting Talented & Experienced Management. We have created an entrepreneurial culture with performance-based compensation that attracts highly skilled bankers. Rather than a traditional banking model of opening branches in a market followed by staffing, we expand into new markets upon hiring bankers with histories of successful business production and/or customer relationship management in our area.

Expanding our Community Banking Model. We have built and are expanding teams to provide a one-on-one banking relationship with our customers. By providing superior service and a wide range of loan and deposit products to our customers, we can expand our business with existing customers and build a reputation that will attract additional customers. We have built a cash management team devoted exclusively to the development and implementation of state of the art products designed to allow us to generate a higher level of core deposits from existing customers and serve new deposit customers within our markets.

We opened one new branch in 2005, two branches in 2006, and one branch in 2007. We will continue to explore branch expansion opportunities as skilled bankers become available in or around our market areas.

Maintaining Strength in Construction Lending. Our Real Estate Industries Group (“REIG”) specializes in residential, commercial and industrial construction loans to experienced, mid-sized builders in established markets. In Southern California, the primary non-owner occupied real estate concentration is San Diego County. The majority of non-owner occupied residential construction consists of projects with one to five units, followed by condominium construction and tract construction. In contrast, Northern California efforts have been focused primarily on residential condominiums in San Francisco and smaller tracts in the East Bay area. The REIG consists of experienced real estate construction lenders with decades of successful lending experience. The loan portfolios of this group include builders that typically have been customers of the loan officers for 6 years or longer. We believe our loan quality will continue to be enhanced by this degree of experience at both the loan officer and customer levels, beginning at underwriting and continuing through loan disbursement, project completion and the ultimate sale or lease of the completed product.

Building our SBA Loan Origination Volume. The expansion of the loan volume through our SBA distribution channel is dependent on hiring seasoned business development officers (“BDOs”) and increasing the number of loans closed by each BDO. We continually seek to increase the products available to our BDOs. In January 2007, we reorganized to focus greater attention in the western states. We strive to capture a greater portion of the BDOs’ referral sources’ business, thus increasing the loan production of each BDO. The referral sources are typically commercial real estate brokers, business brokers, mortgage brokers, attorneys and accountants.

Response to Market Decline.  Although some of the real estate markets in which we lend have experienced significant declines in sales volume and decreased valuations over the past several months, to date our overall asset quality has not been dramatically affected due to consistently prudent underwriting practices and our gradual shift from construction lending to commercial and industrial and SBA lending.

Maintain Effective Underwriting and Servicing Standards. We do not compete primarily on the basis of price for our loan business, but compete based on established relationships with customers. We also maintain regular review and reporting procedures for all of our loans in order to judge market and other risks that can affect the types of loans we fund. This approach allows us to be discerning in evaluating loan transactions and to competently monitor market risks as a loan is funded.

Overview of Performance. Our profitability goals have been realized historically by maintenance of a strong net interest income as well as expense controls during several consecutive years of significant internal expansion. This produced earnings for 2007 of $15.1 million, compared to $16.9 million in 2006, and $14.0 million in 2005. Return on average equity was 14.18% for 2007, compared to 23.89% for 2006, and 27.71% in 2005. Return on average total assets was 1.16% for 2007, compared to 1.64% for 2006, and 1.91% for 2005.

Net interest income before provision for loan losses has increased to $65.6 million for 2007, compared to $59.8 million for 2006, and $43.5 million in 2005 due to increases in the volume of interest-earning assets in 2007 and the increases in rates and volume of interest-earning assets in 2006. Total assets increased 6.49% to $1.32 billion as of December 31, 2007, compared to $1.24 billion as of December 31, 2006, and $869.0 million as of December 31, 2005. Average interest-earning assets increased 30.36% to $1.22 billion for 2007, compared to $939.2 million for 2006, and $642.2 million in 2005. The net interest margin has decreased to 5.36% in 2007 from 6.37% in 2006, and 6.78% in 2005.

Non-interest income was $16.4 million as of December 31, 2007, compared to $19.4 million for 2006, and $23.8 million for 2005. This source of income is principally derived from SBA loan sales. The decrease in non-interest income in 2007 and 2006 is primarily due to the decrease in servicing income as a result of the decline in value of servicing rights as further described in Item 7 of this Form 10-K. We currently anticipate that for 2008, non-interest income will increase due to the expectation of a more favorable fair value adjustment of the SBA servicing assets as a result of lower prepayments and stabilization of the discount rate applied to future servicing cash flows.

We measure operating expenses as a percentage of average assets. As a percentage of average assets, operating expenses decreased to 3.99% for 2007, compared to 4.56% for 2006, and 5.57% for 2005. Average assets increased from $730.0 million as of December 31, 2005, to $1.03 billion as of December 31, 2006, and $1.30 billion as of December 31, 2007. The percentage decrease is a result of increases in the growth in average assets having outpaced growth in operating expenses in each of the last three years. The decrease in this ratio is a result of the company’s efforts to improve efficiency by recruiting successful, experienced bankers with a track record for high levels of production.

Lending

Loan Portfolio Composition

Total loans, including loans held-for-sale, excluding deferred loan fees, and allowance for loan losses, were $1.24 billion at December 31, 2007, compared to $1.15 billion at December 31, 2006, and $758.1 million at December 31, 2005. Contributing to the increase was the purchase of the unguaranteed portion of 7(a) loans in the amount of $77.8 million which was offset by sales of portfolio first trust deed loans of $70.2 million. Loan growth is expected to remain strong in 2008 due to the expansion of our branches and growth of the SBA wholesale lending unit.

Our loan portfolio composition is primarily construction, commercial, SBA, and real estate secured loans. SBA 7(a) loans, of which we are an active originator, comprise approximately 23% of net loans outstanding as of December 31, 2007 and 2006. Typical of community bank loan markets, a significant portion of our portfolio is real estate secured. Approximately 92% of our loan portfolio at December 31, 2007 was real estate secured, compared to 94% at December 31, 2006 and 95% at December 31, 2005. Approximately 47%, 50%, and 51% of our lending portfolio was classified as real estate construction loans as of December 31, 2007, 2006, and 2005, respectively.

In December 2006, the federal banking agencies issued final guidance to reinforce sound risk management practices for bank holding companies and banks in commercial real estate (“CRE”) loans. The guidance establishes CRE concentration thresholds as criteria for examiners to identify CRE concentration that may warrant further analysis. The implementation of these guidelines could result in increased reserves and capital costs for banks with “CRE concentration”. We believe that our CRE portfolio as of December 31, 2007 does not have the risks associated with high CRE concentration due to mitigating factors, including low loan-to-value ratios, adequate debt coverage ratios, and a wide variety of property types. Under the final guidance, our ratio of commercial real estate loans, excluding owner-occupied properties, to capital as of December 31, 2007, is approximately 382%. While this exceeds the 300% benchmark set by the guidance, we believe we have implemented enhanced risk management practices as recommended by the guidance. These practices include the review and analysis of detailed monthly construction loan status reports, detailed monthly geographic concentration reports by product type and county location, detailed monthly commercial real estate concentration reports, and centralized monitoring and servicing of our commercial real estate term loans.

The weighted-average loan-to-value for our commercial real estate loan portfolio, excluding owner occupied properties, is approximately 63% at December 31, 2007. The following table summarizes our loan portfolio, (including loans held-for-sale), excluding deferred loan fees and allowance for loan loss, by type of loan and their percentage distribution:

	December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Loan portfolio composition:	(dollars in thousands)
Commercial	$68,761	6%	$59,663	5%	$25,457	3%	$16,322	3%	$23,630	7%
Real estate - Construction	587,992	47%	570,204	50%	385,378	51%	203,885	38%	113,847	31%
Real estate – Other	292,869	23%	246,096	21%	248,039	32%	196,098	36%	123,948	34%
SBA	286,410	23%	266,581	23%	94,914	13%	114,799	22%	98,428	27%
Consumer	3,632	1%	3,685	1%	4,306	1%	2,796	1%	3,193	1%
Total Loans	$1,239,664	100%	$1,146,229	100%	$758,094	100%	$533,900	100%	$363,046	100%

Loan Maturity

The following table sets forth the contractual maturities of gross loans at December 31, 2007.

	One year	More than 1	More than 3	More than	Total
	or less	year to 3 years	years to 5 years	5 years	loans
	(dollars in thousands)
Commercial	$39,444	$19,392	$7,610	$2,315	$68,761
Real estate - Construction	477,067	19,041	-	91,884	587,992
Real estate – Other	115,167	30,480	3,686	143,536	292,869
SBA	23,993	591	3,219	258,607	286,410
Consumer	1,555	814	1,263	-	3,632
Total Gross Loans Outstanding	$657,226	$70,318	$15,778	$496,342	$1,239,664

The majority of our loans have floating rates tied to Wall Street Journal prime or other market rate indicators. The following table sets forth, as of December 31, 2007, the dollar amounts of net loans outstanding with a maturity date of one year or more, and whether such loans have fixed or adjustable rates.

	Fixed	Adjustable	Total
	(dollars in thousands)
Commercial	$1,530	$27,787	$29,317
Real estate - Construction	417	110,595	111,012
Real estate – Other	37,509	140,193	177,702
SBA	1,086	261,331	262,417
Consumer	305	1,685	1,990
Total Gross Loans Outstanding	$40,847	$541,591	$582,438

Loan Origination and Sale

The following table sets forth categories of loan originations, loan purchases, categories of loan sales and principal repayments of loans for the periods indicated:
	At December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Beginning balance	$1,146,229	$758,094	$533,900	$363,046	$272,766
Loans originated (1):
Commercial	589,187	437,323	323,219	237,064	161,376
Real estate:
SBA & Equity	169,705	177,379	167,402	225,373	192,549
Construction	1,592,706	1,239,794	897,862	574,150	367,464
Other	-	-	11,281	44,942	96,051
Consumer	15,360	5,382	5,200	1,869	2,422
Total loans originated	2,366,958	1,859,878	1,404,964	1,083,398	819,862
Loans purchased:
SBA	74,526	133,336	-	-	-
Total loans originated and purchased	2,441,484	1,993,214	1,404,964	1,083,398	819,862
Loans sold
Commercial
Real estate:
SBA	156,534	160,478	151,191	199,236	129,813
First trust deed	58,963
Construction	-	-	-	-	-
Other - Mortgage	-	-	13,707	45,243	100,800
Total loans sold	215,497	160,478	164,898	244,479	230,613
Less:
Principal repayments	2,132,552	1,444,601	1,015,872	668,065	498,969
Total loans	$1,239,664	$1,146,229	$758,094	$533,900	$363,046

Brokered Loans Originated (2)
Mortgage	$71,066	$96,733	$63,735	$60,604	$65,358
SBA	$61,187	$65,609	$52,470	$154,515	$65,456

(1) Loan originations in many cases are not funded immediately.
(2) Brokered refers to loans that were originated by the Bank but funded by other financial institutions.

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

Our SBA loans fall into two categories, loans originated under the SBA's 7(a) Program ("7(a) loans") and loans originated under the SBA's 504 Program ("504 Loans"). For 2007, 7(a) loans have represented approximately 54% of the SBA Loans originated while 504, piggyback, USDA business, and industry loan programs have represented the balance.

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

We retain the servicing on the sold guaranteed portion of 7(a) loans. The strategy of selling both the guaranteed and unguaranteed portion of the 7(a) loans allows us to manage our capital levels and to assist us in meeting the local community loan demand. Upon sale in the secondary market, the purchaser of the guaranteed portion of 7(a) loans pays a premium to us, which generally is between 4% and 8% of the guaranteed amount, and in the case of a sale of the unguaranteed portion, the premium is usually between 1% and 4%. We also receive a servicing fee equal to 1% to 5% of the guaranteed amount sold in the secondary market. In the event that a 7(a) loan has missed payments in the first three months and goes into default within 270 days of its sale, or prepays within 90 days, we might repurchase the loan and may be required to refund the premium to the purchaser. Since our bank has been open, we have repurchased 47 loans, however only 3 of these repurchased loans required a refund of the premium. No refunds were owed on the other 44 loans repurchased.

Under the SBA's 504 Program, we require a minimum down payment of 10% (more on special purpose, single use properties, or start-ups). We then enter into a 50% first trust deed loan to the borrower and an interim up to 40% second trust deed loan. The first trust deed loan must be equal to half of the original maturity of the related debenture. The second trust deed loan is usually for a term of 120 days. Within the 120 day period of entering into the loan, the second trust deed loans are refinanced by SBA certified development companies and used as collateral for SBA guaranteed debentures. For 504 construction loans, the term on the second trust deed loan is generally 18 months and the Certified Development Company cannot payoff the loan until a notice of completion is filed. The first trust deed loan on a construction project is generally a term of 25 years and 18 months. Before releasing the funds to the borrower, the first trust deed loans may be pre-sold with no recourse. We retain no servicing on 504 Loans after they are sold.

Our SBA lending program, and portions of our real estate lending, are dependent on the continual funding and programs of certain federal agencies or quasi-government corporations, including the SBA. The guaranteed portion of an SBA loan does not count towards our bank’s loans-to-one-borrower limitation which, at December 31, 2007 was $38.8 million.

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

In addition to commercial loans secured by real estate, we make commercial mortgage loans to finance the purchase of real property, which generally consists of real estate on which structures have already been completed or will be completed and occupied by the borrower. We offer a variety of mortgage loan products that generally are amortized over 10 to 25 years. Our commercial mortgage loans are secured by first liens on real estate. Typically, we have both fixed and variable interest rates and amortize over a 10 to 25 year period with balloon payments due at the end of 3 to 10 years. As a Preferred SBA Lender (discussed above), we also issue full term variable rate real estate loan commitments when the facility is enhanced by the underlying SBA guaranty. In underwriting commercial mortgage loans, consideration is given to the property's operating history, future operating projections, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit checks, appraisals, environmental assessments and a review of the financial condition of the borrower.

Construction Lending

We originate construction loans on both one-to-four-family residences and on commercial real estate properties. We originate owner-occupied construction loans to build single family residences. We also originate construction loans to companies engaged in the business of constructing homes for re-sale. These loans may be for homes currently under contract for sale or homes built for sale purposes to be marketed for sale during construction. For owner-occupied single family residences, the borrower and the property must qualify for permanent financing. Prequalification for owner-occupied single family residences is required. For commercial property, the borrower must qualify for permanent financing and the debt service coverage must be 1.20 to 1 or more (except for SBA loans). Qualification for permanent financing should be determined by the loan officer as part of the credit presentation. Absent such prequalification, we will not approve a construction loan. We originate land acquisition and development loans with the source of repayment being either the sale of finished lots or the sale of homes to be constructed on the finished lots. Construction loans are generally offered with terms up to 24 months.

Construction loans are generally made in amounts up to 75% of the value of the security property for non-owner single family residences and commercial properties and up to 75% for owner-occupied single family residences. During construction, loan proceeds are disbursed in draws as construction progresses based upon inspections of work in place by independent construction inspectors. At December 31, 2007, construction loans, including land acquisition and development loans totaled $588.0 million or approximately 47% of our total loan portfolio.

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

Consumer Lending

Consumer loans include automobile loans, recreational vehicle loans, boat loans, home improvement loans, home equity lines of credit, personal loans (collateralized and uncollateralized), and deposit account collateralized loans. The terms of these loans typically range from 12 to 120 months and vary based upon the nature of collateral and size of loan. Our portfolio of consumer loans primarily consists of installment loans secured by new or used automobiles, boats and recreational vehicles, and loans secured by deposits. At December 31, 2007, consumer loans totaled $3.6 million.

As of December 31, 2007, home equity lines totaled $3.7 million, or 0.3% our gross loan portfolio. Our home equity lines are adjustable-rate and reprice with changes in our internal prime rate. Adjustable-rate home equity lines of credit are offered in amounts up to 80% of the appraised value. Home equity lines of credit are offered with terms up to 10 years.

Loan Servicing

The loan participations we sell are serviced by our loan servicing department. The loan officer is responsible for the day-to-day relationship with the customer, unless the loan becomes delinquent (60 days or more past due), at which time the responsibilities are reassigned to credit administration. Loan servicing is centralized at our corporate headquarters. As of December 31, 2007, we were servicing $447.3 million of loans originated that were sold to other investors.

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

Credit Risk and Loan Review

We incur credit risk whenever we extend credit to, or enter into other transactions with, our customers. The risks associated with extensions of credit include general risk, which is inherent in the lending business, and risk specific to individual borrowers. Loan review and other loan monitoring practices provide a means for our management to ascertain whether proper credit, underwriting and loan documentation policies, procedures and practices are being followed by our loan officers and are being applied uniformly throughout our bank. The Chief Risk Officer oversees the daily administration of loan review. The Chief Credit Officer and Assistant Chief Credit Officer approve loan officer requests for changes in risk ratings. Loan officers are responsible for continually grading their loans so that individual credits properly reflect the risk inherent therein. On an annual or semi-annual basis, our Board of Directors provides for a third-party outside loan review of all loans that meet certain criteria originated since the previous review. While we continue to review these and other related functional areas, there can be no assurance that the steps we have taken to date will be sufficient to enable us to identify, measure, monitor and control all credit risk.

Concentrations of Credit

Our primary investment is in loans, 92% of which were secured by real estate as of December 31, 2007. Therefore, although we monitor the real estate loan portfolio on a regular basis to avoid undue concentrations to a single borrower or type of real estate collateral, real estate in general is considered a concentrated investment. We seek to mitigate this risk by requiring each borrower to have a certain amount of equity in the real estate at the time of origination, depending on the type of real estate and the credit quality of the borrower. Trends in the market are monitored closely by management on a regular basis.

Under state law, our ability to make aggregate secured loans-to-one-borrower is limited to 25% of unimpaired capital and surplus (as of December 31, 2007, this amount was $38.8 million).

Investment Activities

Our investment policy, as established by our Board of Directors, attempts to provide for and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement our lending activities. Our company's policies provide the authority to invest in bank-qualified securities and any investment purchases outside our policy guidelines must be approved by our Board of Directors or committee thereof. Purchases and sales under this limitation and within the guidelines of our policies may be completed at the discretion of our President, Chief Financial Officer or Chief Operating Officer. At December 31, 2007, we held $3.0 million in FNMA Mortgage-backed securities, $2.9 million in Federal Home Loan Bank (“FHLB”) stock, and $4.2 million in federal funds sold.

Nonaccrual, Past Due and Restructured Loans

Nonperforming assets consist of nonperforming loans and Other Real Estate Owned (“OREO”). We had $30.9 million of nonperforming loans as of December 31 2007, of which $10.4 million was guaranteed by the SBA, compared to $19.1 million of nonperforming loans as of December 31 2006, of which $10.3 million was guaranteed by the SBA, and $8.0 million of nonperforming loans as of December 31, 2005, of which $6.5 million was government guaranteed. We had no OREO at December 31, 2007. We had $1.3 million at December 31, 2006, of which $638 thousand was guaranteed by the SBA, and $2.1 million at December 31, 2005, of which $604 thousand was guaranteed by the SBA.

Pursuant to SBA operating procedures, real estate collateral is liquidated when a loan becomes uncollectible. Should there be a shortfall in liquidation proceeds of an SBA guaranteed loan; the SBA will assume 75% - 85% of that shortfall. The ratio of nonperforming SBA loans to total loans (after reducing for SBA guarantees) was 1.66%, 0.77%, and 0.19% for the years ended December 31, 2007, 2006, and 2005, respectively.

We generally place a loan on nonaccrual status and cease accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days are placed on nonaccrual status, unless the loan is both well secured and in the process of collection. Cash payments received, while a loan is classified as nonaccrual, are recorded as a deduction of principal as long as doubt exists as to collection. We are sometimes required to revise a loan's interest rate or repayment terms in a troubled debt restructuring. Restructured loans totaled

$539 thousand at December 31, 2007. We had no restructured loans as of December 31, 2006 or 2005. Our credit administration department regularly evaluates potential problem loans as to risk exposure to determine the adequacy of our allowance for loan losses.

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

The following table presents information concerning nonaccrual loans, OREO, accruing loans which are contractually past due 90 days or more, as to interest or principal payments and still accruing, and restructured loans:

	Nonaccrual, Past Due, and Restructured Loans
	December 31, 2007			December 31, 2006
	Gross	Government	Net	Gross	Government	Net
	Balance	Guaranteed	Balance	Balance	Guaranteed	Balance
Nonaccrual loans (Gross):	(dollars in thousands)
Commercial	$371	$-	$371	$89	$(44)	$45
Real Estate - Construction	11,242	(288)	10,954	5,942	-	5,942
Real Estate - Other	19,323	(10,091)	9,232	13,093	(10,290)	2,803
Installment	-	-	-	-	-	-
Total	30,936	(10,379)	20,557	19,124	(10,334)	8,790
OREO	-	-	-	1,255	(638)	617
Total nonaccrual loans and OREO	$30,936	$(10,379)	$20,557	$20,379	$(10,972)	$9,407

Gross nonaccrual loans as a percentage of total loans			2.50%			1.67%
Gross nonaccrual loans and OREO as a percentage of total loans and OREO			2.50%			1.78%
Allowance for loan losses to total net loans (including held-for-sale)			1.29%			1.10%
Allowance for loan losses to total net loans (excluding held-for-sale)			1.56%			1.29%
Allowance for loan losses to gross nonaccrual loans			51.79%			65.48%

Loans past due 90 days or more on accrual status:
Commercial			$-			$26
Real Estate			-			114
Installment			-			-
Total			$-			$140

Restructured loans:
On accrual status			$-			$-
On nonaccrual status			539			-
Total			$539			$-

The table below summarizes the approximate changes in gross nonaccrual loans for the years ended December 31, 2007, 2006, and 2005.
	2007	2006	2005
	(dollars in thousands)
Balance, beginning of the year	$19,124	$7,951	$11,799
Loans placed on nonaccrual	25,048	15,265	3,840
Charge-offs	(1,336)	(381)	(540)
Loans returned to accrual status	(14,771)	(3,936)	(6,586)
Repayments (including interest applied to principal)	1,460	2,356	1,920
Transfers to OREO	1,411	(2,131)	(2,482)
Balance, end of year	$30,936	$19,124	$7,951

The additional interest income that would have been recorded from nonaccrual loans if the loans had not been placed on nonaccrual status was $4.1 million, $2.0 million, and $898 thousand for the years ended December 31, 2007, 2006, and 2005, respectively.

Interest payments received on nonaccrual loans are applied to principal, unless there is no doubt as to ultimate full repayment of principal, in which case, the interest payment is recognized as interest income. Interest income not recognized on nonaccrual loans reduced the net interest margin by 34 basis points, 22 basis points, and 14 basis points for the years ended December 31, 2007, 2006, and 2005, respectively.

Other Real Estate Owned (“OREO”)

We had no OREO at December 31, 2007. OREO was $1.3 million at December 31, 2006, of which $638 thousand was guaranteed by the SBA, compared to $2.1 million at December 31, 2005, of which $604 thousand was guaranteed by the SBA. Our policy is to record these properties at the lower of cost or estimated fair value, net of selling expenses, at the time they are transferred into OREO, thereby tying future gains or losses from sale or potential additional write-downs to underlying changes in the market.

Potential Problem Loans

In addition to loans disclosed above as past due, nonaccrual and restructured as of December 31, 2007, management also identified further weaknesses in $6.3 million of already classified loans. Estimated potential losses from these potential credit weaknesses have been provided for in determining the allowance for loan losses at December 31, 2007.

Our management's classification of credits as nonaccrual, restructured or problems does not necessarily indicate that the principal is uncollectible in whole or part.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses which is established through charges to earnings in the form of a provision for loan losses. Based on an evaluation of our loan portfolio, management presents a quarterly review of the allowance for loan losses to our Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments. In making our evaluation, we consider the diversification by industry of our commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, and the evaluation of our loan portfolio through our loan review function. A charge-off occurs when a loan is deemed to be uncollectible. We establish specific allowances for loans which management believes require reserves greater than those allocated according to their classification or delinquent status as prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan”, as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures”. The amount of the specific allocation is based on the estimated value of the collateral securing the loans and other analyses pertinent to each situation. Loans are identified for specific allowances from information provided by several sources including asset classification, third party reviews, delinquency reports, periodic updates to financial statements, public records, and industry reports. All loan types are subject to specific allowances once identified as impaired or nonperforming.

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

In addition to loans on the internal watch list classified as substandard or doubtful, we maintain additional classifications on a separate watch list which further aids us in monitoring loan portfolios. These additional loan classifications reflect warning elements where the present status portrays one or more deficiencies that require attention in the short-

term or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all of the characteristics of a classified loan (substandard, doubtful) but do show weakened elements as compared with those of a satisfactory credit. We regularly review these loans to aid in assessing our allowance for loan losses.

The economy of our market areas remains dependent on real estate and related industries (i.e. construction, housing). We maintain a reasonably diverse commercial and consumer loan portfolio. Downturn in real estate or construction has had an adverse effect on borrowers' ability to repay loans and has affected our results of operations and financial condition and these changes are taken into account when we evaluate our allowance. Additionally, we have several procedures in place to assist us in minimizing credit risk and maintaining the overall quality of our loan portfolio. We frequently review and update our underwriting guidelines and monitor our delinquency levels for any negative or adverse trends.

The provision for loan loss is the amount expensed and added to the allowance for loan losses. The allowance is kept at a level that is determined by a quarterly analysis of the loan portfolio and represents the probable incurred credit losses in the portfolio. The following table summarizes the activity in the allowance for loan losses for the five years ended December 31, 2007:

	Allowance for Loan Losses
	Year ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Loans outstanding and loans held-for-sale	$1,237,717	$1,142,693	$753,246	$530,196	$360,749
Average amount of loans outstanding	1,196,849	922,264	634,731	446,493	318,600
Balance of allowance for loan losses, beginning of years	12,522	9,039	6,362	3,608	3,017
Loans charged off:
Commercial	(449)	(208)	(250)	(986)	(464)
Real Estate - Construction	(100)	(10)	-	-	-
Real Estate - Other	(787)	(159)	(286)	(105)	(37)
Consumer	-	(4)	(4)	(6)	(4)
Total loans charged off	$(1,336)	$(381)	$(540)	$(1,097)	$(505)

Recoveries of loans previously charged off:
Commercial	148	202	281	23	19
Real Estate – Construction	-	10	-	-	-
Real Estate - Other	88	1	39	3	33
Consumer	-	1	-	4	22
Total recoveries of loans	$236	$214	$320	$30	$74
Net loans charged off	(1,100)	(167)	(220)	(1,067)	(431)
Provision for Loan loss expense	4,600	3,650	2,897	3,821	1,022
Balance, end of year	$16,022	$12,522	$9,039	$6,362	$3,608

The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

	At the Years Ended December 31,
		2007			2006
	Allowance Amount	% of Allowance to Total Amount	% in Loans in Each Category to Total Loans	Allowance Amount	% of Allowance to Total Amount	% in Loans in Each Category to Total Loans
	(dollars in thousands)
Commercial	$719	4.5%	5.6%	$658	5.3%	5.2%
Real Estate	2,458	15.3%	23.6%	2,159	17.2%	25.7%
Construction/Land Development	7,727	48.2%	47.5%	5,658	45.2%	49.8%
SBA	5,079	31.7%	23.1%	4,008	32.0%	19.1%
Consumer & Other	39	0.3%	0.2%	39	0.3%	0.2%
Total	$16,022	100.0%	100.0%	$12,522	100.0%	100.0%

	At the Years Ended December 31,
		2005			2004
	Allowance Amount	% of Allowance to Total Amount	% in Loans in Each Category to Total Loans	Allowance Amount	% of Allowance to Total Amount	% in Loans in Each Category to Total Loans
	(dollars in thousands)
Commercial	$254	2.8%	3.4%	$178	2.8%	3.1%
Real Estate	2,027	22.4%	32.7%	1,590	25.0%	36.4%
Construction/Land Development	4,253	47.1%	50.7%	1,958	30.7%	38.0%
Mortgage	-	0.0%	0.0%	-	0.0%	0.4%
SBA	2,462	27.2%	12.6%	2,612	41.1%	21.6%
Consumer & Other	43	0.5%	0.6%	24	0.4%	0.5%
Total	$9,039	100.0%	100.0%	$6,362	100.0%	100.0%

	At the Year Ended December 31,
		2003
	Allowance Amount	% of Allowance to Total Amount	% in Loans in Each Category to Total Loans
	(dollars in thousands)
Commercial	$154	4.3%	6.5%
Real Estate	655	18.2%	33.4%
Construction/Land Development	589	16.3%	31.2%
Mortgage	-	0.0%	0.7%
SBA	2,184	60.5%	27.3%
Consumer & Other	26	0.7%	0.9%
Total	$3,608	100.0%	100.0%

The allowance for loan losses as a percentage of net loans outstanding and loans held-for-sale was 1.29% as of December 31, 2007, 1.10% as of December 31, 2006, and 1.20% as of December 31, 2005. The allowance for loan losses as a percentage of net loans outstanding, excluding loans held-for-sale, was 1.56% as of December 31, 2007, 1.29% as of December 31 2006, and 1.35% as of December 31, 2005.

As a result of decreases in local and regional real estate values and the significant losses experienced by many financial institutions, there has been greater regulatory scrutiny of the loan portfolios. While we believe we have established our existing allowance for loan losses in accordance with U.S. generally accepted accounting principles, there can be no assurance that regulators, in reviewing our loan portfolio, will not request that we increase significantly our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Deposits

We offer a variety of deposit accounts, having a wide range of interest rates and terms, consisting of demand, savings, money market, and time accounts. We rely primarily on competitive pricing policies, customer service, and referrals to attract and retain these deposits. The daily average balances and weighted average rates paid on deposits and other  borrowings for each of the years ended December 31, 2007, 2006, and 2005 are represented below.

	Years Ended December 31,
		2007			2006
	Average Balance	% of total Average Deposits / Borrowings	Average Rate %	Average Balance	% of total Average Deposits / Borrowings	Average Rate %
	(Dollars in Thousands)
NOW	$31,543	2.7%	0.15%	$31,161	3.3%	0.15%
Money Market	119,922	10.2%	3.71%	83,672	8.8%	3.26%
Savings	29,460	2.5%	0.43%	31,685	3.3%	0.39%
Time deposits less than $100,000	404,244	34.3%	5.09%	293,909	31.0%	4.72%
Time deposits $100,000 and over	410,680	34.8%	5.31%	315,346	33.3%	4.74%
Other Borrowings	39,560	3.4%	7.56%	36,906	3.9%	7.41%
Total interest-bearing liabilities	1,035,409	87.9%	4.83%	792,679	83.6%	4.35%

Non interest-bearing deposits	144,317	12.1%	0.00%	154,473	16.4%	0.00%
Total Deposits & Other Borrowings	$1,179,726	100.0%	3.64%	$947,152	100.0%	3.64%

	Year Ended December 31,
		2005
	Average Balance	% of total Average Deposits / Borrowings	Average Rate %
	(Dollars in Thousands)
NOW	$32,791	4.9%	0.15%
Money Market	50,239	7.5%	1.81%
Savings	38,010	5.7%	0.37%
Time deposits less than $100,000	175,124	26.1%	3.17%
Time deposits $100,000 and over	194,496	29.0%	3.24%
Other Borrowings	28,993	4.3%	5.64%
Total interest-bearing liabilities	519,653	77.5%	2.81%

Non interest-bearing deposits	151,447	22.5%	0.00%
Total Deposits & Other Borrowings	$671,100	100.0%	2.17%

At December 31, 2007, we had $399.6 million in time deposits in the amounts of $100,000 or more, consisting of 2,346 accounts, maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(dollars in thousands)
Three months or less	$187,872	5.10%
Greater than Three Months to Six Months	138,301	4.96%
Greater than Six Months to Twelve Months	71,114	4.89%
Greater than Twelve Months	2,316	4.74%
Total	$399,603	5.01%

Short-term Borrowings

The table below is a schedule of outstanding short-term borrowings (less than or equal to 1 year):

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
FHLB advances	$-	$-	$30,000
Total Short-term Borrowings	$-	$-	$30,000

Recently Issued Accounting Standards

See “Adoption of New Accounting Standards” and “Effect of Newly Issued but Not Yet Effective Accounting Standards” in Note A of our Consolidated Financial Statements included in this Annual Report.

Competition

We compete with many other entities with respect to originating loans, generating deposits and providing other banking services. Major banks dominate the market with multiple offices and a panoply of products and services, with very few geographic barriers. Major advertising campaigns and the ability to invest in regions of higher yield and demand often provide larger institutions a competitive edge. In addition, they are able to offer certain services which we do not offer directly and, by virtue of their greater total capitalization, have substantially higher lending limits than we offer. Other entities, both public and private, seeking to raise capital through the issuance and sale of debt or equity securities also compete with us for the acquisition of deposits. In recent years, increased competition has also developed from specialized finance and non-finance companies that offer wholesale finance, credit card and other consumer finance services (including online banking services and personal financial software). Competition for deposit and loan products remains strong from both banking and non-banking institutions and this competition directly affects the rates of products and the terms on which products are offered to consumers and businesses.

Technological innovation contributes to greater domestic and international competition by both depository and non-depository institutions. Moreover, mergers place additional pressure on banks within the industry to consolidate their operations, reduce expenses and increase revenues, and federal and state interstate banking laws which allow banks to merge with other banks across state lines enable banks to establish or expand banking operations in our most significant markets. The competitive environmental is also significantly affected by federal and state legislation which often makes it easier for non-bank financial institutions to compete with us.

Economic factors, along with legislative and technological changes, will have an ongoing impact on the competitive environment in which we operate. We attempt to anticipate and adapt to competitive conditions, but we can make no assurance as to the effectiveness of these efforts on our future business or results of operations or as to our continued ability to anticipate and adapt to changing conditions. In order to compete, we emphasize personal banking relationships and place an emphasis on continual expansion of the services and products we offer. We believe that through these efforts, we can be competitive with and distinguish ourselves from other community banks and financial services providers in our marketplace. However, we can provide no assurance that we will be able to sufficiently improve our services and/or banking products or successfully compete in our primary service areas.

 Supervision and Regulation

Bank holding companies and banks are extensively regulated under state and federal law. These laws are generally intended to protect depositors and customers, not shareholders. The following is a brief summary of certain statutes and rules that affect or will affect our company and our bank. This summary is qualified in its entirety by reference to the particular statute and regulatory provisions referred to below and is not intended to be an exhaustive description of all applicable statutes and regulations. Any change in applicable laws or regulations may have a material adverse effect in our business and prospects. Our operations may be affected by legislature changes and by the policies of various regulatory authorities. We cannot accurately predict the nature or the extent of the effects on our business and earnings that fiscal or monetary policies, or new federal or state legislation may have in the future. Our company is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the Securities and Exchange Commission (“SEC”). As a listed company on NASDAQ, our holding company is subject to NASDAQ rules for listed companies.

Holding Company Regulation. As a bank holding company, our company principally is subject to Federal Reserve regulations. We are required to file with the Federal Reserve quarterly and annual reports and such additional information the Federal Reserve may require pursuant to the BHCA. The Federal Reserve may conduct examinations of bank holding companies and their subsidiaries.

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

Federal and State Bank Regulation. As a California state-chartered bank, our bank is subject to supervision, periodic examination and regulation by the California Department of Financial Institutions (“DFI”) and the FDIC. If the regulators should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of our bank's operations are unsatisfactory or that our bank or our management is violating or has violated any law or regulation, various remedies are available to and are utilized by the regulators. Such remedies include the power to enjoin unsafe or unsound practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict growth, to assess civil monetary penalties, to remove officers and directors and ultimately to request the FDIC to terminate our bank's deposit insurance. Our bank has never been subject to any such enforcement action.

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

Statutes and regulations relate to virtually every aspect of our bank's operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices and capital requirements. Further, our bank is required to maintain certain levels of capital.  See "Capital Adequacy Requirements" in this Section below. Regulatory compliance requires us to incur ongoing additional expenses. This is particularly the case with respect to the compliance aspects of the Sarbanes-Oxley Act and The USA Patriot Act. At times, the cumulative costs of compliance can be significant.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“SOX”), imposed new and revised corporate governance, accounting and reporting requirements on us and all other companies whose securities are registered with the SEC. SOX established the Public Company Accounting Oversight Board (“PCAOB”), an accounting oversight board that enforces auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. SOX addresses accounting oversight and corporate governance matters, including:

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

USA PATRIOT Act

The USA Patriot Act of 2001 and its related regulations require insured depository institutions, broker-dealers, and certain other financial institutions to have policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers.

This area has been a particular focus for federal regulators and material deficiencies in anti-money laundering compliance can result in public enforcement actions by the banking agencies, including the imposition of civil money penalties and supervisory restrictions on growth and expansion. Such actions could have serious reputation consequence for our company and our bank.

Customer Information Security

The Federal Reserve Bank and other bank regulatory agencies have adopted final guidelines to protect a customer’s confidential and personal information. The guidelines require the creation and implementation of a comprehensive written program to protect: (i) the security and confidentiality of customer information; (ii) against threats or hazards to the security or integrity of such information; and (iii) against unauthorized access to or use of such information. We have adopted and implemented a program to comply with these requirements.

Consumer Protection Laws and Regulations

Our bank is subject to many federal and state consumer protection statutes and regulations, some of which are discussed below. Examination and enforcement by the bank regulatory agencies in these areas in the recent past has intensified.

Privacy policies are required by federal banking regulations which limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to those rules, financial institutions must provide initial notices to customers about their privacy policies, annual notices of their privacy policies to current customers; and a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties. These privacy protections affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. In addition, state laws may impose more restrictive limitations on the ability of financial institution to disclose such information. California has adopted such a privacy law that among other things generally provides that customers have certain options relative to the disclosure of information to third parties.

The Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, or “FACT Act”, requires financial firms to help deter identity theft, including developing appropriate fraud response programs, and gives consumers more control of their credit data. It also reauthorizes a federal ban on state laws that interfere with corporate credit granting and marketing practices and provides consumer’s election to opt out. We are also subject, in connection with our lending activities, to numerous federal and state laws aimed at protecting consumers including the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Community Reinvestment Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act.

Safety and Soundness Standards

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal and/or state regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency. The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating.

Recent Regulatory Developments

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

The Basel Committee on Banking Supervisions-“BASEL II”. Regulatory capital guidelines, originally published in June 2005 and adopted in final form by U.S. regulatory agencies in November 2007, are designed to promote improved risk measurement and management processes and better align minimum capital requirements with risk. The Basel II guidelines are to become operational in April 2008, but are mandatory only for banks with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more. They are thus not applicable to our bank, which continues to operate under U.S. risk-based capital guidelines consistent with “Basel I” guidelines published in 1988.

Federal regulators issued for public comment in December 2006 proposed rules (designated as “Basel IA” rules) applicable to non-core banks that would have modified the existing U.S. Basel I based capital framework. The regulators announced in November 2007, however, that instead of the Basel IA proposals, a new rule making was being prepared involving a “standardized approach” that would implement some of the simpler approaches for both credit risk and operational risk from the more advanced Basel II framework. Smaller U.S. depository institutions would be allowed to elect to remain under the existing Basel-I based regulatory capital framework. The new rule making is expected to be published in the first half of 2008.

Capital Adequacy Requirements

The federal banking agencies have adopted regulations establishing minimum requirements for capital adequacy. These agencies may establish higher minimum requirements if, for example, a bank or company previously has received special attention or has a high susceptibility to interest rate risk. Under Federal Reserve regulations, the minimum ratio of total capital to risk-adjusted assets is 8%. At least half of the total capital is required to be "Tier I capital," principally consisting of qualifying capital securities and minority interests, less certain goodwill items. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the allowance for loan loss. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum.

 As of December 31, 2007, our company's capital ratios were as follows:
•	Tier I leverage ratio was 10.63%
•	Tier I risk-based ratio was 9.65%
•	Total risk-based ratio was 10.80%

As of December 31, 2007, our bank’s capital ratios were as follows:
•	Tier I leverage ratio was 10.48%
•	Tier I risk-based ratio was 9.51%
•	Total risk-based ratio was 10.66%

The current risk-based capital guidelines are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision. A new international accord, referred to as Basel II, which emphasizes internal assessment of credit, market and operational risk, supervisory assessment and market discipline in determining minimum capital requirements, currently becomes mandatory for large international banks outside the U.S. in 2008. New rule making is expected in 2008 that would be applicable to us and involve a standardized approach.

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

Our bank was “well capitalized” according to the guidelines discussed above, as of December 31, 2007.

Deposit Insurance Assessments

Our bank's deposits are insured (presently $100,000 per depositor; $250,000 in the case of certain retirement accounts) by the Deposit Insurance Fund ("DIF") which is operated by the FDIC. FDIC insured depository institutions pay insurance premiums at rates based on their risk classification. On November 2, 2006, the FDIC finalized a rule intended to match an institution's deposit insurance premium to the risk an institution poses to the deposit insurance fund. Under the requirements, the FDIC designates annually a target reserve ratio for the DIF within the range of 1.15 percent and 1.5 percent. The FDIC adopted 1.25 percent as the designated reserve for 2007. Under the system, each depository institution falls within one of four risk categories depending on supervisory ratings and financial ratios. Our bank’s rate fell within the lowest risk category for 2007 and is expected to fall within this category for 2008. In 2007, the FDIC issued one-time assessment credits that can be used to offset this expense.

Our bank continues to be required to pay an assessment fee for the payment of interest on bonds that were issued by the Financing Corporation (“FICO”) as a means of capitalizing the Federal Savings and Loan Insurance Corporation. These bonds are commonly known as FICO bonds. The average rate for 2007 was 1.17 basis points per $100 of deposits. The current range of DIF assessments is between 15 and 43 basis points per $100 of domestic deposits. The average rate for our bank was 0.09% for the first quarter of 2007 and 5.67 basis points per $100 of deposits for the remainder of 2007, 0.0% for 2006 and 2005. We paid $656 thousand of FDIC assessments in 2007, $98 thousand in 2006, and $75 thousand in 2005.

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

Examinations

The FRB, through the BHCA, has the authority to examine and evaluate our company and its subsidiaries. The DFI and the FDIC periodically examine and evaluate non-member state-chartered banks, including our bank. These examinations review areas such as capital adequacy, allowance for loan losses, loan portfolio quality and management, consumer and other compliance issues, investments and management practices. In addition to these regular examinations, we are required to furnish quarterly and annual reports to the FDIC and Federal Reserve. The FDIC and the DFI may exercise cease and desist or other supervisory powers if actions represent unsafe or unsound practices or violations of law. Further, any proposed addition of any individual to the board of directors of a bank or the employment of any individual as a senior executive officer of a bank, or the change in responsibility of such an officer, will be subject to prior written notice to the FDIC if a bank is not in compliance with the applicable minimum capital requirements, is otherwise a troubled institution or the FDIC determines that such prior notice is appropriate for a bank. The FDIC then has the opportunity to disapprove any such appointment.

Federal Securities Law

Our company has registered its common stock with the SEC under the Exchange Act. As a result, the proxy and tender offer rules, insider trading reporting requirements, corporate governance, annual and periodic reporting and other requirements of the Exchange Act are applicable to our company.

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

Subsidiaries

Our bank is a subsidiary of our company. In September 2003, our company formed Temecula Valley Statutory Trust II, a Connecticut statutory trust, for the purpose of issuing trust preferred securities. In September 2004, our company formed Temecula Valley Statutory Trust III, a Delaware statutory trust, for the purpose of issuing trust preferred securities. In September 2005, our company formed Temecula Valley Statutory Trust IV, a Delaware statutory trust, for the purpose of issuing trust preferred securities. In September 2006, our company formed Temecula Valley Statutory Trust V, a Delaware statutory trust, for the purpose of issuing trust preferred securities. In December 2007, our company formed Temecula Valley Statutory Trust VI, a Delaware statutory trust, for the purpose of issuing trust preferred securities in 2008.

Environmental Concerns

We are not involved in manufacturing or the use or transportation of hazardous materials that might have a material adverse effect on the environment. Our principal exposure to any hazardous material risk is through our lending activities and through properties or businesses we may own, lease or acquire. Based on a general survey of our bank’s loan portfolio and the real property we lease and own in the operation of our business, we are not aware of any potential liability for hazardous waste contamination that would be reasonably likely to have a material adverse effect on our company as of the date of this report.

Employees

As of December 31, 2007, we had 325 employees (316 full time equivalent), of which 296 are full time. Approximately one third of our employees are directly involved in the origination, underwriting, and processing of SBA loans. Additional support staff is required to service the SBA loans after they are funded. There are no employees at our company. Our employees are not represented by any collective bargaining group. We consider our relations with our employees to be satisfactory.

Available Information

We do not make available on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, or proxy statements for our annual shareholders meetings, or the amendments to those reports although there is a hyper-link at our website at www.temvalbank.com through the “Investor Relations-SEC Filings” page to the SEC website at www.sec.gov  that contains reports, proxy statements, and other information regarding SEC registrants including our company. None of the information contained in our website or hyper-linked from our website is incorporated into this Form 10-K. We have not provided this information directly on our website because of the ease of accessing the information through our website to the SEC website. All of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statements for our annual shareholders meeting as well as the amendments to those reports may be obtained free of charge by contacting Donald Pitcher at (951)939-3736 as soon as possible after we have filed electronically with the SEC. You may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F. Street NE., Washington DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A:                      RISK FACTORS

Our dependence on loans secured by real estate subjects us to risks relating to fluctuations in the real estate market and related interest rates, environmental risks, and legislation that could result in significant additional costs and capital requirements that could adversely affect our assets and results of operations.

There has been a slowdown in the real estate market due to credit market turmoil, the depth or complete effect of which is unknown. A significant portion of our loan portfolio is secured by real estate. Real estate served as the principal source of collateral with respect to approximately 92% and 94% of our loan portfolio at December 31, 2007 and December 31, 2006, respectively. During 2007, real estate markets in California and elsewhere experienced, in most cases, a modest to significant depreciation. A sustained or sudden significant decline in economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans, and the value of real estate owned by us, as well as our financial condition and results of operations in general and the market value of our common stock. We have instituted stricter underwriting criteria which may further impact downward values.

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

We have a high concentration in real estate construction loans. Approximately 47% and 50% of our lending portfolio was classified as real estate construction loans as of December 31, 2007 and December 31, 2006, respectively. Our real estate construction loans are based upon estimates of costs and value associated with the completed project. These estimates may be inaccurate. Construction lending involves additional risks when compared to permanent residential lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to accurately determine the total funds required to complete a project and the related loan-to-value ratio.

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

Our ability to continue to originate a significant amount of construction loans is dependent on the housing market in the Riverside, San Bernardino, and San Diego County regions of Southern California and in the San Francisco Bay area. To the extent there is a continued decline in the demand for new housing in these communities, we expect that the demand for construction loans will continue to decline, our liquidity will substantially increase and our net income will be adversely affected.

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

Our ability to pay cash dividends is restricted by law and contractual arrangements.

Dividends we pay to our shareholders are restricted by California law and under indentures governing trust preferred securities we have issued. We cannot assure you that we will meet the criteria specified under California law or under these indentures in the future which could result in a decrease in the amount of or complete elimination of dividends we pay to our shareholders.

Our allowance for loan losses may prove to be insufficient to absorb losses inherent in our loan portfolio.

Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and non-performance and a reserve liability for unfunded loan commitments. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control and losses may exceed current estimates. Although management believes the level of our loan loss allowance is adequate to absorb probable losses in our loan portfolio, management cannot predict losses or whether the allowance will be adequate or whether regulators will require us to increase this allowance. Any of these occurrences could adversely affect our business, financial condition, prospects and profitability.

Our bank’s loan losses as a percentage of net loans outstanding and loans held-for-sale was 1.29% as of December 31, 2007, 1.10% as of December 31, 2006 and 1.20% as of December 31, 2005. The allowance for loan losses as a percentage of net loans outstanding, excluding loans held-for-sale, was 1.56% as of December 31, 2007, 1.29% as of December 31, 2006 and 1.35% as of December 31, 2005.

Our bank's business, financial condition and results of operations are sensitive to and may be adversely affected by interest rate and prepayment changes.

Our earnings are substantially affected by changes in prevailing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and the rates we must pay on deposits and borrowings. The difference between the rates we receive on loans and short-term investments and the rates we must pay on deposits and borrowings is known as the interest rate spread. Given our current volume and mix of interest-bearing assets and liabilities, our interest rate spread can be expected to increase when market interest rates are rising, and to decline when market interest rates are declining. Although we believe our current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may adversely affect our business, financial condition and results of operations. While an increase in interest rates generally should positively affect our net interest margin, it may also cause borrowers with variable loan rates to have difficulty paying their loans and this may have the affect of lowering our loan volume and profits.

In addition, the value of our SBA servicing asset and SBA I/O strip receivable, which totaled $5.4 million and $6.6 million, respectively, at December 31, 2007, and $8.3 million and $13.2 million, respectively, at December 31, 2006, are subject to fluctuations based on changes in interest rates and prepayment speeds. Generally, we would expect the value of our SBA servicing asset to decrease in a rising interest rate environment, as well as if prepayment speeds increase. Similarly, the value of our SBA interest-only strip receivable asset is subject to fluctuations in prepayment speeds and would be expected to decrease if prepayment speeds increase.

Increasing levels of competition in banking and financial services businesses may reduce our market share or cause the prices we charge for services to fall, which may decrease our profits.

Competition may adversely affect our results of operations. The financial services business in our market area is highly competitive and becoming more so due to changes in regulation, technological advances, and the accelerating pace of consolidation among financial service providers and out-of-state financial institutions and intermediaries. We face competition both in attracting deposits and making loans. We compete for loans principally through competitive interest rates and the efficiency and quality of the services we provide. Increased competition in the banking and financial services businesses may reduce loans and deposits or cause the prices we charge for services to fall. Many of the financial intermediaries operating in our market area offer certain services, such as trust, investment, and international banking services, that we do not offer directly, and may have larger lending limits than ours, which may prompt existing or potential customers to do business with our competitors instead of us.

The recent credit market disruption has decreased market liquidity and increased competition. This has caused rates on certain deposit accounts to trend upward while market interest rates have declined. To maintain adequate liquidity levels, we will likely incur additional deposit costs.

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

We have not been through a variety of business cycles since we began operations and, as a result, we may not effectively evaluate our future prospects and this lack of operating history may increase the risk that we will not continue to be successful.

We began operations in 1996 and since that time the markets in which we conduct business have, until recently, experienced substantial economic growth. As a result, we do not have an operating history during a serious downturn in the real estate market for you to evaluate our performance relative to future prospects. You must consider our business and prospects in light of the risks and difficulties we will encounter if the economies of San Diego, Riverside or the San Francisco Bay area experience a severe downturn, greater than what is currently taking place. We may not be able to address these risks and difficulties successfully, which could have material adverse consequences on our business and operating results.

We may be required to raise additional capital in the future, but that capital may not be available or may not be on terms acceptable to us when it is needed.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. We may decide to raise additional capital to support growth, either internally or through acquisitions. In addition, the use of brokered deposits without regulatory approval is limited to banks that are “well capitalized” according to regulation. If we are unable to maintain our capital levels at “well capitalized” minimums, we could lose a significant source of funding, which would force us to utilize additional wholesale funding or potentially sell loans at a time when loan sales pricing is unfavorable. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot be certain of our ability to raise additional capital in the future if needed or on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth, deposit gathering and acquisitions could be materially impaired.

Both our holding company and our bank are subject to government regulation that limits and restricts their activities and operations.

The financial services industry is heavily regulated, and the regulatory burden on banks is increasing. Federal and state regulation is designed to protect the deposits of consumers, not to benefit shareholders. Applicable laws and regulations impose significant limitations on operations, and may change at any time, possibly causing results to vary significantly from past results including: (i) compliance expense increases or compliance difficulties; or (ii) adverse affects on loan or deposit pricing. Government policy and regulation, particularly as implemented through the Federal Reserve System, significantly affect our credit conditions.

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

As of December 31, 2007, we had outstanding options to purchase 1,177,413 shares of our common stock at a weighted average exercise price of $10.49 per share. All of these options are held by our directors, executive officers and employees. The issuance of shares subject to options under the plans may result in dilution of your ownership of our common stock.

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

A natural disaster could harm our business.

Historically, California, in which a substantial portion of our business is located, has been susceptible to natural disasters, such as earthquakes, floods and wildfires. These natural disasters could harm our operations through interference with communications, including the interruption or loss of our computer systems, which could prevent or impede us from gathering deposits, originating loans and processing and controlling the flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. Additionally, natural disasters could negatively impact the values of collateral securing our loans and interrupt our borrowers’ abilities to conduct their businesses in a manner to support their debt obligations, either of which could result in losses and increased provisions for credit losses.

The risks described in this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 1B:                      UNRESOLVED STAFF COMMENTS

None

ITEM 2:                      PROPERTIES

We conduct business at eleven full-service banking offices in Southern California and multiple loan production offices in twelve states, including California. The main office facilities are located at 27710 Jefferson Avenue, Suite A100, Temecula, California. As of December 31, 2007, we owned the property at one of our branch locations. The remaining banking offices and other offices are leased. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance. Total future annual rental payments (exclusive of operating charges and real property taxes) are approximately $5.0 million, with lease expiration dates ranging from 2008 to 2014, exclusive of renewal options.

At December 31, 2007, our consolidated investment in premises and equipment, net of accumulated depreciation and amortization, totaled $5.3 million. Total occupancy expense was $3.2 million.

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

We are not aware of any material proceedings to which any director, officer or affiliate of our company, any owner of record or beneficially of more than 5% of the voting securities of our company as of December 31, 2007, or any associate of any such director, officer, affiliate of our company, or security holder is a party adverse to our company or any of its subsidiaries or has a material interest adverse to our company or any of its subsidiaries.

ITEM 4:                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading Information

Our company’s common stock is listed on The NASDAQ Stock Market LLC under the symbol TMCV. The following table summarizes the high and low sales prices for each quarterly period ended since January 1, 2006 for our common stock, as quoted and reported by The NASDAQ Stock Market.

Two Year Summary of Common Stock Prices
Quarter Ended	High	Low	Dividends
03/31/2006	$23.92	$19.16	N/A
06/30/2006	$24.00	$19.85	N/A
09/30/2006	$25.00	$19.85	N/A
12/31/2006	$23.86	$20.15	N/A

03/31/2007	$23.73	$21.26	N/A
06/30/2007	$21.60	$17.69	$0.04 cash dividend
09/30/2007	$18.35	$15.76	$0.04 cash dividend
12/31/2007	$17.51	$10.03	$0.04 cash dividend

As of March 7, 2008, the closing sale price of our company’s stock, as reported by The NASDAQ Stock Market was $9.71. As of March 31, 2008, there were approximately 408 record holders of our company’s common stock. Directors and executive officers owned approximately 15.3% of our outstanding shares.

Dividends

Our company is a legal entity separate and distinct from our bank. Our company’s shareholders are entitled to receive dividends when and as declared by our Board of Directors, out of funds legally available therefore, subject to the restrictions set forth in the California General Corporation Law as well as other restrictions discussed below.

The availability of operating funds for our company and the ability of our company to pay a cash dividend depends largely on our bank’s ability to pay a cash dividend to our company. The payment of cash dividends by our bank is subject to restrictions set forth in various federal and state laws and regulations. In addition, our ability to pay dividends to our shareholders is limited by certain covenants contained in the indentures governing trust preferred securities issued by us and the debentures underlying the trust preferred securities. The indentures provide that if an Event of Default (as defined in the indentures) has occurred and is continuing, or if we are in default with respect to any obligations under our guarantee agreement which covers payments of the obligations on the trust preferred securities, or if we give notice of any intention to defer payments of interest on the debentures underlying the trust preferred securities, then we may not, among other restrictions, declare or pay any dividends (other than a dividend payable by the bank to our company) with respect to our common stock. See “Item 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Financial Condition – Capital.”

Our primary source of income is the receipt of dividends from our bank. The availability of dividends from our bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of our bank, and other factors, that the Federal Reserve, the FDIC or the DFI could assert that payment of dividends or other payments is an unsafe or unsound practice. Our bank is subject to restrictions under certain federal and state laws and regulations governing banks which limit its ability to transfer funds to the holding company through intercompany loans, advances or cash dividends. Dividends paid by state banks such as our bank are regulated by the DFI under its general supervisory authority as it relates to a bank's capital requirements. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for three previous fiscal years less any dividend paid during such period. During 2007, we received dividends of $13.0 million from our bank. At December 31, 2007, our bank's retained earnings totaled $64.7 million Of this amount, $37.5 million may be dividended to the holding company without regulatory approval. In January 2008, the bank paid a dividend to the holding company of $13.0 million. See "Item 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Financial Condition – Liquidity Management" and Note O of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Holders of our common stock are entitled to receive dividends declared by our board of directors out of funds legally available under state law governing us and certain federal laws and regulations governing the banking and financial services business. During 2007 we paid $807 thousand in cash dividends on common stock. There were no cash dividends paid for the years 2006 and 2005. Since January 2007, we have declared the following quarterly dividends:

Record Date	Pay Date	Amount per Share
July 2, 2007	July 16, 2007	$0.04
October 1, 2007	October 15, 2007	$0.04

We can provide no assurance that we will continue to declare dividends on a quarterly basis or otherwise. The declaration of dividends by us is subject to the discretion of our board of directors. Our board of directors will take into account such matters as general business conditions, our financial results, capital requirements, contractual, legal and regulatory restrictions on the payment of dividends by us to our shareholders or by our subsidiary to the holding company, and such other factors as our board of directors may deem relevant.

Recent Sales of Unregistered Securities and Use of Proceeds

None

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information as of December 31, 2007, regarding securities issued and to be issued under our equity compensation plans that were in effect during fiscal 2007:

Plan Category	Plan Name	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
		(a)	(b)	(c)
Equity compensation plans approved by security holders	Temecula Valley Bank, N.A. 1996 Incentive and Nonqualified Stock Option Plan (Employees) (1)	1,161,292	$10.24	-

Equity compensation plans approved by security holders	Temecula Valley Bank, N.A. 1997 Nonqualified Stock Option Plan (Directors) (2)	549,876	$4.43	-

Equity compensation plans approved by security holders	Temecula Valley Bancorp Inc. 2004 Stock Incentive Plan (3)	466,245	$17.74	180,884
	Total	2,177,413	$10.49	180,884
Equity compensation plans not approved by security holders	None	-	$-	-

(1)
The Temecula Valley Bank, N.A. 1996 Incentive and Nonqualified Stock Option Plan (Employees) (the "1996 Plan") was last approved by the shareholders of the Bank the 1996 Annual Meeting of Shareholders and amended by our shareholders at a meeting in 2001. The 1996 Plan became an obligation of our company in 2002.

(2)
The Temecula Valley Bank, N.A. 1997 Nonqualified Stock Option Plan (Directors) (the “1997 Bank Plan”) was last approved by the shareholders of the bank at our 1996 Annual Meeting of Shareholders and amended by our shareholders at a meeting in 1997. The 1997 Plan became an obligation of our company in 2002.

(3)		The Temecula Valley Bancorp Inc. 2004 Stock Incentive Plan (the "2004 Plan") was last approved by the shareholders of the Company at our 2004 Annual Meeting of Shareholders.

Repurchases of Common Stock

On May 22, 2007, we announced a program to repurchase up to $5.5 million (approximately 250,000 shares) of our company’s common stock in the open market, for a period of six months ending November 22, 2007. On July 23, 2007, we announced a second program to repurchase up to $10.0 million (approximately 606,060 shares) of our company’s common stock in the open market, for a period of six months ending January 20, 2008.

	Issuer Purchases of Equity Securities
Period	( a ) Total number of shares purchased		( b ) Average price paid per share		( c ) Total number of shares purchased as part of publicly announced plans or programs		( d ) Maximum approximate dollar value that may yet be purchased under the plans or programs
1st Quarter 2007	-		$-		-		$-
2nd Quarter 2007	106,900		$19.53		106,900		$3,412,625
3rd Quarter 2007	577,200		$17.28		577,200		$3,438,306
4th Quarter 2007	-		$-		-		$3,438,306
	684,100	(1)	$17.63	(2)	684,100	(1)	$3,438,306

1) All shares repurchased pursuant to two stock repurchase programs publicly announced on May 22, 2007 and July 23, 2007.
All repurchases were made in open market transactions.
2) This price includes a commission of $0.05 per share.

Stock Performance Graph

The following graph shows a comparison of stockholder return on our common stock based on the market price of the common stock with cumulative total returns for companies in the (i) NASDAQ Composite Index, (ii) the NASDAQ Bank Index, and (iii) the SNL Bank and Thrift Index, for the 5-year period beginning on December 31, 2002 though December 31, 2007. The comparison assumes $100 was invested on December 31, 2002, in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. This graph is historical only and may not be indicative of possible future performance in the common stock. Also, we need to indicate by a footnote to the table or otherwise "Source: SNL Financial LC, Charlottesville, VA, (434) 977-1600, www.snl.com".

Total Return Performance
Terrecula Valley Bancorp Inc.
NASDAQ Composite
NASDAQ Bank
SNL Bank and Thrift
Index Value
400
350
300
250
200
150
100
50
12/31/02
12/31/03
12/31/04
12/31/05
12/31/06
12/31/07

		Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Temecula Valley Bancorp Inc.	100.00	213.44	280.63	360.00	371.54	186.92
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
NASDAQ Bank	100.00	129.93	144.21	137.97	153.15	119.35
SNL Bank and Thrift	100.00	135.57	151.82	154.20	180.17	137.40

ITEM 6.                      SELECTED FINANCIAL DATA

The following table represents selected financial information for the five years ended December 31, 2007 for our company and subsidiaries on a consolidated basis. This table should be read in conjunction with our financial statements and related notes. All share and per share data have been restated to reflect the two-for-one stock split in December 2003.

	TEMECULA VALLEY BANCORP INC.
	Selected Financial Data
	For the Year Ended December 31,
	2007	2006	2005	2004	2003
Income Statement:	(dollars and shares in thousands, except per share data)
Interest income	$115,615	$94,229	$58,125	$33,615	$23,891
Interest expense	49,983	34,449	14,584	6,415	4,947
Net interest income	65,632	59,780	43,541	27,200	18,944
Provision for loan losses	4,600	3,650	2,897	3,821	1,022
Net interest income after provision for loan losses	61,032	56,130	40,644	23,379	17,922
Non interest income	16,388	19,444	23,822	28,698	24,481
Non interest expense	51,905	46,991	40,627	33,963	29,121
Income before income taxes	25,515	28,583	23,839	18,114	13,282
Provision for income taxes	10,377	11,663	9,886	7,536	5,428
Net income	$15,138	$16,920	$13,953	$10,578	$7,854

Per Share Data:
Basic earnings per share	$1.45	$1.83	$1.58	$1.24	$1.00
Diluted earnings per share	$1.41	$1.73	$1.46	$1.13	$0.89
Cash dividends declared per common share	$0.12	N/A	N/A	N/A	N/A

Average common shares outstanding	10,411	9,235	8,846	8,503	7,824
Average common shares (dilutive)	10,767	9,798	9,589	9,364	8,862
Book value per share	$10.64	$9.75	$6.54	$4.90	$3.64

Equity shares-beginning balance	10,587	8,898	8,753	8,152	7,447
Warrants – Shares Issued	-	-	-	-	324
Options – Shares Issued	245	288	145	601	381
Stock offering	-	1,401	-	-	-
Repurchase-retirement of stock	(684)	-	-	-	-
Equity shares-ending balance	10,148	10,587	8,898	8,753	8,152

Balance Sheet Data:
Assets	$1,318,525	$1,238,189	$868,988	$606,828	$431,212
Loans (including loans held for sale)	1,237,717	1,142,693	753,246	530,196	360,749
Other Real Estate Owned	-	1,255	2,111	303	485
Fed Funds Sold	4,220	18,180	33,200	16,800	21,400
FRB/FHLB Stock	2,905	1,996	3,099	2,378	1,145
Deposits	1,161,071	1,081,501	742,432	534,767	383,487
FHLB advances	-	-	30,000	-	-
Junior Subordinated Debt	34,023	41,240	28,868	20,620	12,372
Stockholders' equity	107,959	103,263	58,181	42,903	29,683

ALLL beginning balance	$12,522	$9,039	$6,362	$3,608	$3,017
Charge offs	(1,336)	(381)	(540)	(1,097)	(505)
Recoveries	236	214	320	30	74
Provision for loan losses	4,600	3,650	2,897	3,821	1,022
ALLL ending balance	$16,022	$12,522	$9,039	$6,362	$3,608

Non-performing loans	$30,936	$19,124	$7,951	$11,799	$6,765
Government guaranteed portion	(10,379)	(10,335)	(6,514)	(8,140)	(5,269)
Net non-performing loans	$20,557	$8,789	$1,437	$3,659	$1,496

SBA 7A participation sold - period end	$436,998	$476,512	$486,710	$421,529	$287,346
Other participations sold	10,325	3,550	16,489	18,772	18,906
Total participation sold - period end	$447,323	$480,062	$503,199	$440,301	$306,252

	TEMECULA VALLEY BANCORP INC.
	Selected Financial Data
	For the Year Ended December 31,
	2007	2006	2005	2004	2003
Selected Ratios:	(dollars and shares in thousands)
Return on average assets	1.16%	1.64%	1.91%	2.00%	2.04%
Return on average equity	14.18%	23.89%	27.71%	28.94%	31.84%
Income tax rate	40.67%	40.80%	41.47%	41.60%	40.90%

Tier I leverage ratio	10.63%	11.42%	9.28%	9.20%	9.06%
Tier I risk based ratio	9.65%	10.49%	8.93%	9.68%	10.01%
Total risk based ratio	10.80%	11.90%	11.02%	11.81%	11.54%
Average Equity / Average Assets	8.18%	6.88%	6.90%	6.93%	6.45%

Allowance for loan loss/net loans and loans held-for-sale	1.29%	1.10%	1.20%	1.20%	1.00%
Allowance for loan loss/net loans excluding loans held-for-sale	1.56%	1.29%	1.35%	1.29%	1.05%
Allowance for loan loss/net nonperforming loans	77.94%	142.46%	629.10%	173.88%	256.71%
Loan to deposit ratio	106.60%	105.66%	101.46%	99.15%	94.07%
Average int earning assets/average total assets	94.04%	91.21%	87.96%	86.09%	86.34%

Investment yield	5.18%	5.03%	3.30%	1.37%	1.07%
Loan yield	9.54%	10.12%	9.12%	7.48%	7.45%
Total interest-bearing assets	9.44%	10.03%	9.05%	7.39%	7.16%
Interest-bearing deposit cost	4.72%	4.20%	2.64%	1.66%	1.82%
Borrowing cost	7.56%	7.41%	5.64%	4.06%	4.32%
Net interest margin	5.36%	6.37%	6.78%	5.98%	5.69%
Net interest spread	4.61%	5.68%	6.24%	5.59%	5.25%
Efficiency ratio	63.28%	59.31%	60.31%	60.76%	67.06%

SBA Loan Servicing:
SBA excess servicing asset	$5,350	$8,288	$8,169	$7,586	$6,117
SBA I/O strip receivable asset	6,599	13,215	22,068	24,680	20,496
Total SBA servicing asset	$11,949	$21,503	$30,237	$32,266	$26,613

SBA servicing-fee income	$7,137	$9,077	$10,265	$8,738	$6,026
SBA servicing-asset fair value adjustment	(11,180)	-	-	-	-
SBA servicing-asset amortization	-	(11,487)	(7,492)	(6,120)	(4,234)
SBA servicing-guarantee fee to SBA	(262)	(205)	(135)	(118)	(99)
SBA servicing-net servicing income	$(4,305)	$(2,615)	$2,638	$2,500	$1,693

Loan Sales:
SBA 7A sales – guaranteed	$89,820	$114,589	$108,912	$146,881	$129,813
SBA 7A guaranteed-sales gain	4,299	5,948	5,113	8,795	8,149

SBA 7A sales – unguaranteed	$13,543	$20,556	$37,011	$35,365	$19,209
Unguaranteed SBA 7A sales gain	1,510	3,443	6,510	6,361	3,191

SBA Broker referral income	$4,154	$3,056	$2,492	$2,506	$2,845
Mortgage Broker referral income	951	1,258	898	963	1,038

Employee Related:
Full time employees	296	299	260	229	194
Part time employees	29	18	21	16	14
Full time equivalent employees	316	312	275	238	204

Salary continuation plan expense	$1,506	$654	$723	$1,085	$531

CSV life insurance balance	$28,034	$24,036	$17,591	$9,594	$5,741

CSV Life insurance income	$1,152	$888	$605	$378	$250
CSV Life insurance expense	(154)	(143)	(98)	(61)	(45)
Net Life insurance income	$998	$745	$507	$317	$205

The following table sets forth our company’s unaudited results of operations for the four quarters ended in 2007 and 2006. The only component of other comprehensive income was in 2006 and is the adjustment to fair value, net of tax, of interest-only strips, which are treated like investments in debt securities and are classified as available-for-sale starting in 2007.

	For the Quarter Ended in 2007
		March 31,	June 30,	September 30,	December 31,
Interest income		$28,360	$29,904	$29,058	$28,293
Interest expense		(12,110)	(12,850)	(12,541)	(12,482)
Net interest income		16,250	17,054	16,517	15,181
Provision for loan losses		(415)	-	(1,055)	(3,130)
Non-interest income		3,938	6,117	1,520	4,813
Non-interest expense		(12,664)	(14,317)	(12,641)	(12,282)
Income before income tax expense		7,109	8,854	4,341	5,212
Income tax expense		(2,930)	(3,603)	(1,746)	(2,098)
Net income		$4,179	$5,251	$2,595	$3,114

Total comprehensive income		$-	$-	$-	$-
Basic earnings per share		$0.39	$0.49	$0.25	$0.31
Diluted earnings per share		$0.38	$0.47	$0.25	$0.30
Dividends declared	$	N/A	$0.04	$0.04	$0.04

	For the Quarter Ended in 2006
		March 31,	June 30,	September 30,	December 31,
Interest income		$19,420	$21,912	$25,201	$27,696
Interest expense		(6,052)	(7,375)	(9,608)	(11,414)
Net interest income		13,368	14,537	15,593	16,282
Provision for loan losses		(314)	(1,096)	(1,350)	(890)
Non-interest income		4,941	6,475	4,333	3,695
Non-interest expense		(11,077)	(12,053)	(11,604)	(12,257)
Income before income tax expense		6,918	7,863	6,972	6,830
Income tax expense		(2,937)	(3,333)	(2,954)	(2,439)
Net income		$3,981	$4,530	$4,018	$4,391

Total comprehensive income		$3,663	$3,468	$4,346	$4,862
Basic earnings per share		$0.44	$0.50	$0.44	$0.45
Diluted earnings per share		$0.42	$0.47	$0.41	$0.43

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

Results of Operations

Net Income

Our net income and basic and diluted earnings per share for the years ended December 31, 2007, 2006, and 2005 are as follows:

•	For 2007, net income was $15.1 million or $1.45 per basic share and $1.41 per diluted share.
•	For 2006, net income was $16.9 million or $1.83 per basic share and $1.73 per diluted share.
•	For 2005, net income was $14.0 million or $1.58 per basic share and $1.46 per diluted share.

We have been profitable every full quarter since we opened in December 1996, except for the first quarter of 1997. Our net interest margin for the last three years has been consistently strong. This factor, coupled with gain on sale of loans and servicing income associated with SBA and mortgage loan sales, represents a significant portion of the profit dynamics of our company.

We sold $89.8 million of the guaranteed portion and $13.5 million of the unguaranteed portion of SBA 7(a) loans in 2007, which added $4.3 million and $1.5 million, respectively, to revenue. We sold $114.6 million of the guaranteed portion and $20.6 million of the unguaranteed portion of SBA 7(a) loans in 2006, which added $5.9 million and $3.4 million, respectively, to revenue, and in 2005 we sold $108.9 million of the guaranteed portion and $37.0 million of the unguaranteed portion of SBA 7(a) loans, which added $5.1 million and $6.5 million, respectively, to revenue. We expect to continue to sell SBA loans in the secondary market.

Our return on average assets and return on average equity for the years ended December 31, 2007, 2006, and 2005 are as follows:

•	For 2007, return on average assets was 1.16%; return on average equity was 14.18%.
•	For 2006, return on average assets was 1.64%; return on average equity was 23.89%.
•	For 2005, return on average assets was 1.91%; return on average equity was 27.71%.

Due to increasing interest rates, mortgage loan activity slowed considerably in 2004 and remained at subdued levels in 2005 and 2006. In 2007, the housing slowdown continued to decrease mortgage loan activity. During 2007, SBA 7(a) guaranteed loan sales for 2007 were $89.8 million, compared to $114.6 million in 2006, and $108.9 million in 2005.

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

Net interest income was $65.6 million in 2007, compared to $59.8 million in 2006, and $43.5 million in 2005. The growth in net interest income levels have been achieved as a result of strong asset mix, which consists primarily of loans at variable rates, as well as growth of our loan portfolio. Our net interest margin was 5.36% in 2007, compared to 6.37% in 2006, and 6.78% in 2005. In the initial cycle of a flat rate environment following a rising rate environment, the net interest margin will slightly compress due to longer term, lower rate time deposits maturing and repricing at a higher rate. In a flat rate environment followed by a falling rate environment, the net interest margin will compress, mostly in the first six months, due to assets repricing more frequently than deposits. Although the yield on interest-earning assets decreased by 59 basis points for 2007, the yield on interest-bearing liabilities increased by 48 basis points for the same period. The following is a summation of various yields for interest-earning assets and interest-bearing liabilities at December 31, 2007, 2006, and 2005:

•	Loans produced a yield of 9.54% in 2007, 10.12% in 2006, and 9.12% in 2005. The decrease in loan yields has been the result of a decreasing interest rate environment and higher nonaccrual loans.
•
Yield on investments, Federal Funds Sold and U.S. Agencies, increased to 5.18% in 2007, compared to 5.03% in 2006, and 3.30% in 2005. The increase in investment yields is a result of an increase in average federal funds rate from 5.03% in 2006 to 5.12% in 2007.

•	Total interest-earning assets yielded 9.44% in 2007, 10.03% in 2006, and 9.05% in 2005.
•
Cost of interest-bearing deposits increased to 4.72% in 2007, compared to 4.20% in 2006, and 2.64% in 2005. The increase is a result of the growth in higher rate interest-bearing deposits compared to the other interest-bearing deposits.

•
Cost of other borrowings, FHLB advances, and junior subordinated debt borrowings, increased to 7.56% in 2007, compared to 7.41% in 2006 and 5.64% in 2005. Contributing to the increase in the cost of borrowings was the slight increase in junior subordinated debt rates.

Our goal is to maintain at least 90% of our assets as interest-earning assets. For 2007, our average interest-earning assets to total average assets were 94.04%, compared to 91.21% for 2006, and 87.96% for 2005. This ratio for 2005 was below our target due to the SBA servicing asset, the related SBA interest-only strip receivable, and the cash surrender value of life insurance (“BOLI”), our largest components of non interest-earning assets.

The following table shows average balances with corresponding interest income and interest expense as well as average yield and cost information for the last three years. Average balances are derived from daily balances, and nonaccrual loans are included as interest-bearing loans for the purposes of these tables.

	Average Balances with Rates Earned and Paid
	Year ended December 31,
		2007			2006			2005
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Interest	Average	Income/	Interest	Average	Income/	Interest
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets	( dollars in thousands)
Interest-bearing deposits	$593	$31	5.23%	$54	$3	5.56%	$-	$-	0.00%
Securities-HTM (1)	2,105	124	5.89%	381	19	4.99%	203	6	2.96%
Federal Funds Sold	24,815	1,270	5.12%	16,497	829	5.03%	7,224	239	3.29%
Total Investments	27,513	1,425	5.18%	16,932	851	5.03%	7,427	245	3.30%

Total Loans (2)	1,196,849	114,190	9.54%	922,264	93,378	10.12%	634,731	57,880	9.12%
Total Interest Earning Assets	1,224,362	115,615	9.44%	939,196	94,229	10.03%	642,158	58,125	9.05%

Allowance for Loan Loss	(12,848)			(10,311)			(7,606)
Cash & Due From Banks	12,527			24,286			25,385
Premises & Equipment	5,413			5,173			4,673
Other Assets	72,478			71,310			65,414
Total Assets	$1,301,932			$1,029,654			$730,024

Liabilities and
Shareholders' Equity
Interest Bearing Demand	$31,543	47	0.15%	$31,161	47	0.15%	$32,791	49	0.15%
Money Market	119,922	4,445	3.71%	83,672	2,727	3.26%	50,239	912	1.81%
Savings	29,460	127	0.43%	31,685	122	0.39%	38,010	141	0.37%
Time Deposits under $100,000	404,244	20,579	5.09%	293,909	13,876	4.72%	175,124	5,555	3.17%
Time Deposits $100,000 or more	410,680	21,794	5.31%	315,346	14,942	4.74%	194,496	6,293	3.24%
Other Borrowings	39,560	2,991	7.56%	36,906	2,735	7.41%	28,993	1,634	5.64%
Total Interest Bearing Liabilities	1,035,409	49,983	4.83%	792,679	34,449	4.35%	519,653	14,584	2.81%

Non-interest Demand Deposits	144,317			154,473			151,447
Other Liabilities	15,704			11,683			8,569
Shareholders' Equity	106,502			70,819			50,355
Total Liabilities and
Shareholders' equity	$1,301,932			$1,029,654			$730,024

Net Interest Income		$65,632			$59,780			$43,541

Interest Spread (3)			4.61%			5.68%			6.24%
Net Interest Margin (4)			5.36%			6.37%			6.78%

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

	Rate/Volume Analysis
	Increase/Decrease in Net Interest Income
	Year Ended December 31
		2007			2006
Assets	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Due From Banks-Time	$27	$1	$28	$-	$3	$3
Securities-HTM (1)	86	19	105	5	8	13
Federal Funds Sold	418	23	441	306	284	590
Total Investments	531	43	574	311	295	606

Total Loans (2)	28,071	(7,259)	20,812	26,925	8,573	35,498
Total Interest Earning Assets	$28,602	$(7,216)	$21,386	$27,236	$8,868	$36,104

Liabilities and Shareholders' Equity
Interest Bearing Demand	1	(1)	-	(2)	(1)	(3)
Money Market	1,181	537	1,718	607	1,209	1,816
Savings	(9)	14	5	(24)	4	(20)
Time Deposits under $100,000	5,209	1,494	6,703	3,768	4,554	8,322
Time Deposits $100,000 or more	4,517	2,335	6,852	3,909	4,740	8,649
Other Borrowings	276	(20)	256	555	546	1,101
Total Interest Bearing Liabilities	11,175	4,359	15,534	8,813	11,052	19,865
Net Interest Income	$17,427	$(11,575)	$5,852	$18,423	$(2,184)	$16,239

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

The provision was $4.6 million in 2007, $3.7 million in 2006, and $2.9 million in 2005. The allowance, as a percentage of net loans outstanding, including loans held-for-sale, was 1.29% as of December 31, 2007, 1.10% as of December 31, 2006, and 1.20% as of December 31, 2005. The allowance, as a percentage of net loans outstanding, excluding loans held-for-sale, was 1.56% as of December 31, 2007, 1.29% as of December 31, 2006, and 1.35% as of December 31, 2005. We plan to continue to sell the unguaranteed portion of SBA 7(a) loans to mitigate the risk associated with SBA 7(a) loans.

We had $30.9 million of nonperforming loans as of December 31, 2007, of which $10.4 million was guaranteed by the SBA, compared to $19.1 million of nonperforming loans as of December 31, 2006, of which $10.3 million was guaranteed by the SBA, and $8.0 million of nonperforming loans as of December 31, 2005, of which $6.5 million was SBA guaranteed. The majority of nonperforming assets are SBA loans, which represent $14.1 million of the net exposure. The remaining $6.4 million of conventional non-accrual loans consists of five loans. Of the two most significant of these loans, one is a $3.1 million construction loan for 25 single family residences located in Victorville, CA. Ten homes have sold and closed escrow and there are five homes in escrow. The remaining 10 homes are completed and unsold. We feel that there is approximately $470,000 in loss exposure on the Victorville project. The other is a land development loan for $2.2 million located in Folsom, CA, where we do not anticipate a loss. The allowance for loan losses was $16.0 million at December 31, 2007, compared to $12.5 million at December 31, 2006, and $9.0 million at December 31, 2005. Net charge-offs were $1.1 million in 2007, $167 thousand in 2006, and $220 thousand in 2005.

Non-Interest Income

Non-interest income is an important revenue source for us. Non-interest income consists of service charges and fees, gain on sale of loans and other assets, and loan servicing, broker and other loan related income. Non-interest income was $16.4 in 2007, compared to $19.4 million in 2006, and $23.8 million in 2005. The primary contributor to the decrease in non-interest income from 2005 to 2007 was the decrease in the SBA servicing income. Servicing income was affected by higher prepayment rates in the first half of 2007 and by higher discount rates in the second half of 2007. The following table summarizes the components of non-interest income as of December 31, 2007, 2006, and 2005.

	Analysis of Changes in Non-Interest Income
		Increase/Decrease			Increase/Decrease
	2007	Amount	%	2006	Amount	%	2005
	(dollars in thousands)
Service charges and fees	$604	$(14)	(2%)	$618	$14	2%	$604
Gain on loan sales	10,124	(3,041)	(23%)	13,165	(226)	(2%)	13,391
Servicing income	(4,305)	(1,690)	65%	(2,615)	(5,253)	(199%)	2,638
Loan broker income	5,104	790	18%	4,314	923	27%	3,391
Loan Related Income	2,720	504	23%	2,216	(176)	(7%)	2,392
Other income	2,141	395	23%	1,746	340	24%	1,406
Total	$16,388	$(3,056)	(16%)	$19,444	$(4,378)	(18%)	$23,822

The following table summarizes the gain on sale of loans and other assets as of December 31, 2007, 2006, and 2005.

	Gain on Sale of Loans / Assets
	2007	2006	2005
	(dollars in thousands)
SBA 7A Unguaranteed Sales	$1,510	$3,443	$6,510
SBA 7A Guaranteed Sales	4,294	5,948	5,113
1st Trust Deed Sales	2,064	-	-
SBA 504 Sales	905	1,278	290
Mortgage Sales	-	-	285
Other Loan Related	1,351	2,496	1,192
REO Gain (Loss)	(9)	75	(26)
Fixed Assets	(16)	(8)	5
Total	$10,099	$13,232	$13,369

 The SBA servicing loss was $4.3 million in 2007 and $2.6 million in 2006. SBA servicing income was $2.6 million in 2005. The following table summarizes components of the SBA servicing income as of December 31, 2007, 2006, and 2005.
	SBA Servicing Income
	2007	2006	2005
	(dollars in thousands)
SBA Servicing Income	$7,137	$9,077	$10,265
SBA Servicing Guarantee Fee	(262)	(205)	(134)
SBA Servicing Excess Amortization	-	(11,487)	(7,493)
SBA Servicing Fair Value	(11,180)	-	-
Total	$(4,305)	$(2,615)	$2,638

Most SBA 7(a) guaranteed loans sold in the secondary market currently garner a cash premium over par, whereas par loan sales carry a higher servicing rate and provide higher values for interest only strips. As a result of our focus on cash premiums, the weighted-average rate on the servicing assets have been decreasing. At December 31, 2007, we were servicing approximately $374.4 million of the guaranteed portion of 7(a) loans previously sold in the secondary market with a weighted-average servicing and I/O rate of 1.69%. At December 31, 2006, we were servicing approximately $399.9 million of the guaranteed portion of 7(a) loans previously sold in the secondary market with a weighted-average servicing and I/O rate of 2.01%. The decrease in servicing income has resulted from the declining fair value of the servicing and I/O assets to account for an increase in the prepayments experienced in our SBA loan portfolio, as well as a decrease in ongoing servicing income resulting from the lower servicing rate.

Non-Interest Expense

Non-interest expenses consist of salaries and benefits, occupancy, furniture and equipment, processing, office expense and professional costs such as legal and auditing, marketing and regulatory fees. These expenses are reviewed and controlled to maintain cost effective levels of operation. Non-interest expense was $51.9 million in 2007, compared to $47.0 million in 2006, and $40.6 million in 2005. Non-interest expense is expected to continue to increase as the size of our company increases. The following table summarizes the non-interest expense as of December 31, 2007, 2006, and 2005:

	Analysis of Changes in Non-Interest Expense
		Increase/Decrease			Increase/Decrease
	2007	Amount	%	2006	Amount	%	2005
	(dollars in thousands)
Salaries and employee benefits	$33,557	$1,568	5%	$31,989	$5,018	19%	$26,971
Occupancy of premises	3,219	184	6%	3,035	607	25%	2,428
Furniture and equipment	1,929	210	12%	1,719	207	14%	1,512
Data processing	1,381	116	9%	1,265	138	12%	1,127
Marketing and Business Promotion	1,176	205	21%	971	(151)	(13%)	1,122
Legal and Professional	1,387	244	21%	1,143	88	8%	1,055
Regulatory Assessments	765	580	314%	185	(61)	(25%)	246
Travel & Entertainment	1,075	(50)	(4%)	1,125	177	19%	948
Loan Related Expense	3,141	774	33%	2,367	229	11%	2,138
Office Expenses	2,640	44	2%	2,596	(81)	(3%)	2,677
Other Expenses	1,635	1,039	174%	596	193	48%	403
Total	$51,905	$4,914	10%	$46,991	$6,364	16%	$40,627

Salaries and benefits were $33.6 million in 2007, compared to $32.0 million in 2006, and $27.0 million in 2005. The increase in salaries and benefits is a result of the expansion of the Risk Management, Information Technology, and Appraisal Departments as well as the addition of the Solana Beach, Ontario, and San Marcos branches, the Inland Empire loan production unit, and the SBA unguaranteed purchase program, and growth of the SBA wholesale lending unit. Included in the salaries and benefits expense in 2007 and 2006 is $806 thousand and $1.1 million for stock-based compensation for all share-based payments vested in 2007 as a result of the adoption of SFAS No. 123R.

Occupancy expense was $3.2 million in 2007, compared to $3.0 million in 2006, and $2.4 million in 2005. Furniture and equipment expense was $1.9 million in 2007, compared to $1.7 million in 2006, and $1.5 million in 2005. Contributing to these increases are the costs related to the opening of the San Marcos branch in 2007, the Solana Beach and Ontario branches in 2006, and the Carlsbad branch in 2005.

Legal and professional expenses were $1.4 million in 2007 and $1.1 million in 2006 and 2005. The increase in legal and professional expenses from 2005 to 2007 is the result of increased external and internal audit fees related to Sarbanes-Oxley compliance, and legal fees associated with employment agreements, stock repurchases, and our employee stock option program.

Regulatory assessments were $765 thousand in 2007, compared to $185 thousand in 2006, and $246 thousand in 2005. In November 2006, the Federal Deposit Insurance Corporation ("FDIC") finalized a rule intended to match an institution's deposit insurance premium to the risk an institution poses to the deposit insurance fund. The final regulations adopt a new base schedule of rates that the FDIC Board could adjust up or down, depending on the revenue needs of the insurance fund. During the third quarter of 2007, we were assessed at the new deposit insurance rate retroactive to March 31, 2007. We anticipate regulatory assessment expenses of approximately $200 thousand per quarter going forward at the current deposit levels.

Loan funding expenses were $3.1 million in 2007, compared to $2.4 million in 2006, and $2.1 million in 2005. The increase in loan funding expense is a result of the continued growth in our loan portfolio.

Income Taxes

For 2007, the tax expense was $10.4 million, for an effective rate of 40.7%, for 2006, the tax expense was $11.7 million, for an effective rate of 40.8%, and for 2005 the tax expense was $9.9 million, for an effective rate of 41.5%. The decrease in the effective rate for 2006 was largely due to larger enterprise zone deductions in 2006 than in 2005. Deferred tax assets totaled $10.1 million at December 31, 2007, $8.5 million at December 31, 2006, and $5.7 million at December 31, 2005. Over half of the deferred tax asset is due to the tax deductibility timing difference of the provision for loan losses.

Financial Condition

General

As of December 31, 2007, total assets increased 6.49% to $1.32 billion, compared to $1.24 billion as of December 31, 2006. Total gross loans increased to $1.24 billion as of December 31, 2007, or 8.15%, compared to $1.15 billion as of December 31, 2006. Deposits grew 7.36% to $1.16 billion as of December 31, 2007, compared to $1.08 billion as of December 31, 2006.

Assets

Total assets were $1.32 billion at December 31, 2007, compared to $1.24 billion at December 31, 2006, a 6.49% increase. The increase was due to a $4.0 million increase in cash surrender value of life insurance, and an increase in gross loans, including loans held-for-sale, outstanding of $93.4 million. Asset growth is expected to continue due to the expansion of our branches, growth of the SBA wholesale lending unit, and growth of the Inland Empire loan production unit.

Total loans and loans held-for-sale, excluding deferred loan fees and allowance for loan loss, were $1.24 billion at December 31, 2007, compared to $1.15 billion at December 31, 2006, an 8.15% increase. Much of the increase is due to increases in construction loans and SBA loans. Our loan portfolio composition is primarily construction, commercial, SBA, and real estate secured loans. SBA 7(a) loans, of which we are an active originator, consisting of both commercial and real estate loans, comprise approximately 23% of loans outstanding at December 31, 2007 and 2006, and 13% as of December 31, 2005. Approximately 92% of the loan portfolio is in real estate secured loans as of December 31, 2007, compared to 94% and 95% for comparable periods in 2006 and 2005, respectively.

At December 31, 2007, approximately 6% of the loans were commercial loans, compared to approximately 5% at December 31, 2006. Even though there is softness in the residential loan market, the rate of loan growth for our bank is projected to be strong due to the addition of the Inland Empire loan production unit, the wholesale SBA program, and growth of our branch system.

The allowance for loan losses was $16.0 million at December 31, 2007, compared to $12.5 million at December 31, 2006. Net charge-offs were $1.1 million in 2007 and $167 thousand in 2006. The provision for loan losses was $4.6 million in 2007 and $3.7 million in 2006. The allowance, as a percentage of net loans outstanding, including loans held-for-sale, was 1.29% and 1.10% at December 31, 2007 and 2006, respectively. The allowance, as a percentage of net loans outstanding, excluding loans held-for-sale, was 1.56% and 1.29% at December 31, 2007 and 2006, respectively.

Federal Funds Sold were $4.2 million at December 31, 2007, compared to $18.2 million at December 31, 2006. The change from 2006 to 2007 is largely attributable net loans outstanding increasing $60.6 million more than deposits, and the increase in capital.

At December 31, 2007, the SBA servicing asset was $5.4 million, the SBA I/O strip receivable was $6.6 million, and the cash surrender value of life insurance was $28.0 million. At December 31, 2006, the SBA servicing asset was $8.3 million, the SBA I/O strip receivable was $13.2 million, and the cash surrender value of life insurance was $24.0 million.

Loan Portfolio

Moderate loan demand in 2007 resulted in a 15.3% increase in commercial loans, a 4.2% increase in construction lending, a 6.9% decrease in real estate lending, and a 23.8% increase in SBA loans. We originated brokered loans, totaling $71.1 million in 2007, compared with $96.7 million in 2006, and $63.7 million in 2005. Sales of mortgage loans totaled $13.7 million in 2005. There were no sales of mortgage loans in 2006 and 2007. The servicing portfolio, which consists of SBA loans sold to other investors, was $447.3 million as of December 31, 2007, compared to $480.0 million as of December 31, 2006, and $503.2 million as of December 31, 2005.

The majority of our loans have floating rates tied to Wall Street Journal or other market rate indicators. This serves to lessen the risk from movement in interest rates, particularly rate increases.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, loans 90 or more days past due and still accruing interest, and Other Real Estate Owned (“OREO”). We had $30.9 million of nonperforming assets as of December 31 2007, of which $10.4 million was guaranteed by the SBA, compared to $20.4 million of nonperforming assets as of December 31 2006, of which $11.0 million was guaranteed by the SBA, and $10.1 million of nonperforming assets as of December 31, 2005, of which $7.1 million was government guaranteed. The majority of nonperforming assets are SBA loans, which represent $14.1 million of the net exposure. The remaining $6.4 million of conventional non-accrual loans consists of five loans. One is a $3.1 million construction loan for 25 single family residences located in Victorville, CA. Ten homes have sold and closed escrow and there are five homes in escrow. The remaining 10 homes are completed and unsold. We feel that there is approximately $470,000 in loss exposure on the Victorville project. The other is a land development loan for $2.2 million located in Folsom, CA, where we do not anticipate a loss. There was $1.3 million of OREO at December 31, 2006, of which $638 thousand was guaranteed by the SBA, compared to $2.1 million of OREO at December 31, 2005, of which $604 thousand was guaranteed by the SBA. There was no OREO at December 31, 2007.

Nonaccrual Loans

Nonaccrual loans, net of the government guaranteed portion, were $20.6 million or 1.66 % of total gross loans as of December 31, 2007, compared to $8.8 million or 0.77 % of total gross loans as of December 31, 2006, and $1.4 million or 0.19% of total gross loans as of December 31, 2005.

Classified Assets

From time to time, our management has reason to believe that certain borrowers may not be able to repay their loans within the parameters of the present repayment terms, even though, in some cases, the loans are current at the time. These loans are graded in the classified loan grades of “substandard” or “doubtful” or “loss” and include most nonperforming loans. Each classified loan is monitored at least monthly and more frequently, as necessary. Classified assets, net of government guarantees, (loans graded as substandard or lower and OREO) at December 31, 2007, 2006, and 2005 were $44.2 million, $19.5 million, and $5.0 million, respectively.

Risk Management

The investment of our funds is primarily in loans, where a greater degree of risk is normally assumed, than in other forms of investments. Sound underwriting of loans and continuing evaluations of the underlying collateral and performance of our borrowers are an integral part in the maintenance of a high level of quality in our total assets. Net loan charge-offs for the year ended December 31, 2007 were $1.1 million, or 0.09% of average gross loans outstanding, compared to $167 thousand, or 0.02% of average gross loans outstanding for the year ended December 31, 2006, and $220 thousand, or 0.03% of average gross loans outstanding, for the year ended December 31, 2005.

Allowance for Loan Losses

As of December 31, 2007, the balance in the allowance for loan losses was $16.0 million, compared to $12.5 million as of December 31, 2006, and $9.0 million as of December 31, 2005. Risks and uncertainties exist in all lending transactions and even though there have historically been very few charge offs in any category of our loans, loss allocations have been established for each loan category. These allocations are based upon loan type and loan classification, as well as market conditions for the underlying real estate and other collateral, trends in the real estate market, economic uncertainties, and other risks where it is probable that losses may be incurred. In general, there are no loss allocations established for the government guaranteed portion of loans. The allowance for loan losses was 1.29% of total net loans and loans held-for-sale as of December 31, 2007, 1.10% as of December 31, 2006, and 1.20% as of December 31, 2005. The allowance for loan losses was 1.56% of total net loans excluding loans held-for-sale as of December 31, 2007, 1.29% as of December 31, 2006, and

1.35% as of December 31, 2005. The allowance for loan losses as a percentage of gross nonaccrual loans was 51.79% as of December 31, 2007, compared to 65.48% as of December 31, 2006, and 113.69% as of December 31, 2005. The allowance for loan losses to nonperforming loans, net of government guarantees was 77.94% as of December 31, 2007, compared to 142.46% as of December 31, 2006, and 629.10% as of December 31, 2005.

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

During the year ended December 31, 2007, we charged off $1.1 million (net of recoveries) and provided $4.6 million to the provision for loan losses. During the year ended December 31, 2006, we charged off $167 thousand (net of recoveries) to the allowance while providing $3.7 million to the provision for loan losses. During the year ended December 31, 2005, we charged off $220 thousand (net of recoveries) and provided $2.9 million to the provision for loan losses. Although we believe that we use the best information available to make determinations of the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

During 2005, 2006, and 2007, net charge offs as a percentage of average loans outstanding were only 0.03%, 0.02%, and 0.09%, respectively. We have established loss allocations for each homogeneous category based upon loan type, as well as specific allocations for special mention and classified loans. Certain loan types may not have incurred charge-offs or have historically had minimal losses, but it is probable that losses may be incurred. We consider trends in delinquencies, potential charge offs by loan type, market for underlying real estate or other collateral, trends in industry types, economic changes and other risks.

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

Life Insurance -Cash Surrender Value

           The cash surrender value of life insurance is bank owned life insurance (“BOLI”). The BOLI death benefit provides key man insurance for our bank, as well as providing coverage for the future payments, of the executive Salary Continuation Plan (“SCP”). As of December 31, 2007, there are 15 current and previously employed executives covered by BOLI. The BOLI had a balance of $28.0 million at December 31, 2007, compared to $24.0 million at December 31, 2006, and $17.6 million at December 31, 2005. The total death benefit at December 31, 2007 was approximately $57.2 million. The BOLI earnings in 2007, net of mortality cost, were $998 thousand, compared to $745 thousand in 2006, and $507 thousand in 2005. The net earnings of BOLI are tax-free. The SCP expense before tax in 2007 was $1.5 million, compared to $654 thousand in 2006, and $723 thousand in 2005. See the notes in the financial statements for additional information.

Servicing Asset and Interest-Only Strips Receivable

Servicing assets are recognized when loans are sold with servicing retained. Servicing assets are measured at fair value and changes in fair value are recorded in earnings in the period which the change occurs. The fair value of servicing assets is estimated by discounting the future cash flows at estimated future current market rates for the expected life of the loans. We use industry prepayment statistics in estimating the expected life of the loan.

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

The servicing assets represent the value of the contractual servicing fee less costs to service in the SBA industry have been considered 40 basis points. Therefore, the servicing asset value is based upon the contractual servicing fee of generally 1%, less servicing costs of 40 basis points. When the interest rate retained exceeds the contractual servicing fee, generally 1% for SBA 7(a) loans, the excess over 1% is considered the I/O. At December 31, 2007, 2006, and 2005, we had I/O strips of $6.6 million, $13.2 million, and $22.1 million respectively, which approximate fair value. Fair value is estimated by discounting estimated future cash flows from the I/O strips using assumptions similar to those used in valuing servicing assets. In addition, we obtain a third party valuation on a quarterly basis.

The net servicing asset decreased to $5.4 million as of December 31, 2007, compared to $8.3 million as of December 31, 2006, and $8.2 million as of December 31, 2005. The decrease reflects the decline in serviced assets from $399.9 million at December 31, 2006 to $374.4 million at December 31, 2007, the increase in discount rates used to value the servicing assets, and an increase in the prepayment assumptions. The valuation of the servicing asset reflects estimates of the expected life of the underlying loans, which may be adversely affected by higher than expected levels of pay-offs in periods of lower rates or charge-offs in periods of economic difficulty. In addition, when property values increase due to general economic conditions, borrowers have refinancing opportunities available to them which may result in higher prepayment rates. See the footnotes to the financial statements, found elsewhere in this Annual Report, for further information on servicing assets.

Investments/Financial Assets

Federal Home Loan Bank (“FHLB”) stock and FNMA mortgage-backed security, was $5.9 million at December 31, 2007 and $3.0 million at December 31, 2006. Federal Reserve Bank and FHLB stock, which are not included in the investment category, was $3.1 million at December 31, 2005. We had $4.2 million in Fed Funds Sold at December 31, 2007, compared to $18.2 million at December 31, 2006, and $33.2 million at December 31, 2005.

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

For 2007, the ratio of average interest-earning assets to average total assets was 94.04%, for 2006 it was 91.21% and for 2005 it was 87.96%. Our goal is to maintain at least 90% of our assets as interest-earning. For 2005 the ratio remained below that level due to the SBA servicing asset, the related SBA interest-only strip receivable, and the cash surrender value of life insurance. Even though these assets are not considered interest-bearing for net interest margin purposes, they do produce, or are related to, income that is part of non-interest income.

Other Assets

Premises and equipment, accrued interest, and deferred tax assets are the major components of other assets. The changes in these items are as follows:
•
Premises and equipment were $5.3 million, $5.5 million, and $4.9 million as of December 31, 2007, 2006, and 2005, respectively. The decrease has mainly been due to upgrades to information technology systems and expansion of the number of branches and loan production offices offset by depreciation.

•
Accrued interest was $6.8 million, $6.2 million, and $3.5 million as of December 31, 2007, 2006, and 2005, respectively. The increase in accrued interest is a direct result of the increase in loans (including loans held-for-sale).  Average loan balances increased to $1.20 billion for 2007, compared to $922.3 million for 2006, and $634.7 million for 2005.

•
Deferred tax assets were $10.1 million, $8.5 million, and $5.7 million as of December 31, 2007, 2006, and 2005, respectively. Over half of the deferred tax asset is due to the tax deductibility timing difference of the provision for loan loss.

Deposits

Sources of Funds

We offer a variety of deposit accounts, having a wide range of interest rates and terms, consisting of demand, savings, money market, and time accounts. We rely primarily on competitive pricing policies, customer service, and referrals to attract and retain these deposits. Deposits were $1.16 billion at December 31, 2007, compared to $1.08 billion at December 31, 2006, a $79.6 million or 7.36% increase. Demand deposits decreased $10.7 million, money market and NOW accounts increased $15.9 million, savings decreased $1.7 million, and certificate of deposits (CD's) increased $76.0 million, of which $88.2 million were brokered deposits. Non interest-bearing demand deposits comprised approximately 12% of deposits at December 31, 2007, compared to 13% at December 31, 2006. The loan to deposit ratio increased to 106.60% at December 31, 2007 from 105.66% at December 31, 2006.

At December 31, 2007, approximately 60% of deposits had balances of $100,000 or more and none of our customers (excluding brokered deposits) had balances that exceeded 2% of our bank’s deposits. Brokered CD deposits were $88.2 million at December 31, 2007 and $47.2 million at December 31, 2006. We prefer core deposits as a source of funds for our loan portfolio. Consequently, we take steps to attract solid core accounts while at the same time maintaining a reasonable funding cost. The core deposit base has grown as a result of the addition of one branch in 2007, two branches in 2006, one branch in 2005, and the continued deposit increases at our seven other branches. We will continue to solicit core deposits to diminish reliance on volatile funds.

The increase in certificates of deposits is due to CD promotions during 2004, 2005, 2006, and 2007 to fund the rapid loan growth, as well as the creation of a Money Desk Department in 2005 and acquisition of brokered CD deposits in 2006 and 2007. Certificates of deposits balances in the Money Desk Department are deposits from other financial institutions. As of December 31, 2007 these deposits totaled $97.6 million. The following table is a summary of our deposits by type and their percentage of distribution:

	December 31, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
Deposit composition:	(dollars in thousands)
Non Interest-Bearing Demand	$133,867	12%	$144,525	13%
Money Market and NOW	146,270	13%	130,357	12%
Savings	28,059	2%	29,781	3%
Time Deposits, Under $100,000	453,272	39%	367,029	34%
Time Deposits, $100,000 and Over	399,603	34%	409,809	38%
Total Deposits	$1,161,071	100%	$1,081,501	100%

On November 2, 2006, the FDIC finalized a rule intended to match an institution's deposit insurance premium to the risk an institution poses to the deposit insurance fund. The final regulations adopt a new base schedule of rates that the FDIC Board could adjust up or down, depending on the revenue needs of the insurance fund. The base rates range from 2 to 4 basis points for healthy banks, based on supervisory ratings and financial ratios, and debt ratings for large banks. The new assessment rates were effective on January 1, 2007 and will vary between five and seven cents per $100 of domestic deposits.

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

We are required to pledge a certain amount of loans with the FHLB for collateralization purposes. As of December 31, 2007, $129.8 million in loans, with an outstanding balance of $124.3 million, was pledged for an aggregate borrowing line of $81.1 million. As of December 31, 2006, $124.1 million in loans, with an outstanding balance of $112.8 million, was pledged for an aggregate borrowing line of $73.8 million. At December 31, 2006 and 2007, there were no borrowings from the FHLB. At December 31, 2005, advances from the FHLB were $30.0 million. Our borrowing capacity at the FHLB as of December 31, 2005 was $30.1 million.

Pursuant to rulings of the Federal Reserve Board, bank holding companies are permitted to issue long-term subordinated debt instruments that will, subject to certain conditions, qualify as and, therefore, augment capital for regulatory purposes. The Subordinated Debentures are subordinated to all of our existing and future borrowings. The table below summarizes the terms of each issuance of our junior subordinated debt securities as of December 31, 2007:

Series	Amount (000's)	Date Issued	Rate Adjustor	Effective Rate	Maturity Date
Temecula Valley Statutory Trust II	$5,155	September 2003	3-month LIBOR +2.95%	8.64%	2033
Temecula Valley Statutory Trust III	8,248	September 2004	3-month LIBOR +2.20%	7.13%	2034
Temecula Valley Statutory Trust IV	8,248	September 2005	3-month LIBOR +1.40%	6.39%	2035
Temecula Valley Statutory Trust V	12,372	September 2006	3-month LIBOR +1.60%	6.43%	2036
Total	$34,023

At our company level, trust preferred borrowings can be treated as tier one capital up to 25% of total tier one capital, with the remainder treated as tier two capital. As of December 31, 2007 we have included $33.0 million of the net junior subordinated debt in our Tier I capital for regulatory capital purposes. As of December 31, 2006 and 2005 we have included $31.1 million of the net junior subordinated debt in our Tier I capital for regulatory capital purposes. The remaining amount qualifies for Tier II capital treatment.

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

Total capital was $108.0 million at December 31, 2007 and $103.3 million at December 31, 2006. For 2007, the $4.7 million, or 4.55% increase, consisted of $15.1 million of net income, $2.0 million on the exercise of stock options, $806 thousand of stock-based compensation expense, a reduction of $1.2 million for cash dividends, and a reduction of $12.1 million for the repurchase and retirement of common stock. For 2006, the $45.1 million, or 77.49% increase, consisted of $16.9 million of net income, a reduction of $172 thousand in other comprehensive income, $2.5 million on the exercise of stock options, $1.1 million of stock-based compensation expense, and $25.1 million of proceeds from a private placement stock offering. Our average equity to average assets ratio was 8.18%, 6.88%, and 6.96% at December 31, 2007, 2006, and 2005, respectively.

During 2007, our board of directors authorized three cash dividends. The first cash dividend was authorized in May 2007, a $0.04 per share cash dividend payable on July 15, 2007 to shareholders of record as of July 1, 2007. The second cash dividend was authorized in August 2007, a $0.04 per share cash dividend payable on October 15, 2007 to shareholders of record as of October 1, 2007. The third cash dividend was authorized in November 2007, a $0.04 per share cash dividend payable on January 15, 2008 to shareholders of record as of January 2, 2008. Whether or not stock dividends, or any cash dividends, will be paid in the future will be determined by our Board of Directors after consideration of various factors. Our company's and our bank's profitability and regulatory capital ratios, in addition to other financial conditions, will be key factors considered by our Board of Directors in making such determinations regarding the payment of dividends.

Total risk based capital was 10.80% and tier one leverage capital was 10.63% at December 31, 2007, compared to 11.90% and 11.42% at December 31, 2006. At December 31, 2007 and 2006 our bank was within the regulatory “well capitalized” category.

At the end of 2007 and 2006, all bank capital ratios were above all current Federal capital guidelines for a "well capitalized" bank. Our management considers capital requirements as part of our strategic planning process. The strategic plan calls for continuing increases in assets and liabilities, and the capital required may therefore be in excess of retained earnings. The ability to obtain capital is dependent upon the capital markets as well as performance of our company. Our management regularly evaluates sources of capital and the timing required to meet our strategic objectives.

The following tables present the regulatory standards for well capitalized institutions and the capital ratios for our company and our bank at December 31, 2007, 2006, and 2005.
	Minimum Required for Capital Adequacy Purposes	Actual Ratio December 31,
Temecula Valley Bancorp		2007	2006	2005
Tier 1 leverage	4.0%	10.6%	11.4%	9.3%
Tier 1 risk-based capital	4.0%	9.7%	10.5%	8.9%
Total risk-based capital	8.0%	10.8%	11.9%	11.0%

	Minimum Required for Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio December 31
Temecula Valley Bank			2007	2006	2005
Tier 1 leverage	4.0%	5.0%	10.5%	11.2%	10.2%
Tier 1 risk-based capital	4.0%	6.0%	9.5%	10.2%	9.8%
Total risk-based capital	8.0%	10.0%	10.7%	11.2%	10.8%

In December 2006, the federal banking agencies issued final guidance to reinforce sound risk management practices for bank holding companies and banks in commercial real estate (“CRE”) loans. The guidance establishes CRE concentration thresholds as criteria for examiners to identify CRE concentration that may warrant further analysis. The implementation of these guidelines could result in increased reserves and capital costs for banks with “CRE concentration”. We believe that our CRE portfolio as of December 31, 2007 does not have the risks associated with high CRE concentration due to mitigating factors, including low loan-to-value ratios, adequate debt coverage ratios, and a wide variety of property types.

Liquidity Management

Our cash position is determined on a daily basis. On a monthly basis, our Board reviews our liquidity position. One analysis measures the liquidity gap. Our guidelines state a 2% positive liquidity gap position should be maintained. At December 31, 2007, the liquidity gap position was 11.76%. Another analysis measures an industry standard liquidity ratio. Our guidelines state a 10% ratio or more should be maintained. At December 31, 2007 the ratio was 19.18%.

Our primary sources of liquidity are derived from growth in customer deposits and financing activities which includes Federal Funds lines of credit at correspondent banks and Federal Home Loan Bank (“FHLB”) advances. We maintain Federal Funds lines of credit of $58.0 million for short-term liquidity. In addition, we have created a borrowing capacity at the FHLB that fluctuates with loan balances pledged as collateral. At December 31, 2007, our borrowing capacity with the FHLB was $81.1 million and at December 31, 2006 was $73.8 million. These funding sources are augmented by payments of principal and interest on loans, and sales and participations of eligible loans. Primary uses of funds include withdrawal of deposits, interest paid on deposits and borrowings, originations of loans, and payment of operating expenses. We believe our liquidity sources to be stable and adequate. At December 31, 2007, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

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

We experienced net cash used by operating activities of $11.3 million during the 2007, $62.4 million during 2006, and $25.6 million during 2005.

Net cash provided by investing activities of $66.2 million during 2007, compared to net cash used in investing activities of $304.7 million during 2006, and $192.8 million during 2005. The change in 2007 was primarily the result of the purchase of the unguaranteed portion of 7(a) loans and the decreased loan growth in the current year compared to strong growth in the prior year.

We experienced net cash provided by financing activities of $61.5 million during 2007, $349.1 million during 2006, and $246.8 million during 2005. The change in 2007 was primarily the result of the repayment of a junior subordinated debt   security, repurchase and retirement of common stock, offset by a lower increase in time deposits.

The liquidity of our parent company is primarily dependent on the payment of cash dividends by our bank, subject to restrictions set forth by California Banking Law as well as other regulatory instructions. The bank paid $13.0 million in dividends to the company in 2007. For the year ended December 31, 2006 and 2005, no dividends were paid by our bank to our company.

Contractual Obligations and Commitments

At December 31, 2007, we had commitments to extend credit of $448.8 million and obligations under letters of credit of $11.4 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance-sheet instruments, which consist of evaluating customers' creditworthiness individually.

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

The following tables set forth the maturities of our outstanding financial commitments as of December 31, 2007 and 2006.

Maturities for Loan Commitments and Related Financial Instruments as of December 31, 2007
		Maturity by period
		One year	More than 1	More than 3	More than
	Total	or less	year to 3 years	years to 5 years	5 years
	(dollars in thousands)
Commitments to Extend Credit	$448,837	$288,298	$69,721	$1,668	$89,150
Letters of Credit	11,447	8,368	2,952	-	127
Loan Commitments Outstanding	460,284	296,666	72,673	1,668	89,277

Junior Subordinated Debt	34,023	-	-	-	34,023
Operating Lease Obligations	4,964	1,839	2,164	745	216
Other Commitments Outstanding	38,987	1,839	2,164	745	34,239
Total Outstanding Commitments	$499,271	$298,505	$74,837	$2,413	$123,516

Maturities for Loan Commitments and Related Financial Instruments as of December 31, 2006
		Maturity by period
		One year	More than 1	More than 3	More than
	Total	or less	year to 3 years	years to 5 years	5 years
	(dollars in thousands)
Commitments to Extend Credit	$398,354	$290,719	$66,311	$1,172	$40,152
Letters of Credit	3,514	3,130	384	-	-
Loan Commitments Outstanding	401,868	293,849	66,695	1,172	40,152

Junior Subordinated Debt	41,240	-	-	-	41,240
Operating Lease Obligations	5,492	1,831	2,401	879	381
Other Commitments Outstanding	46,732	1,831	2,401	879	41,621
Total Outstanding Commitments	$448,600	$295,680	$69,096	$2,051	$81,773

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

Significant accounting policies followed by our company are presented in Note A to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the allowance for loan losses, stock based compensation expense, SBA servicing assets, and SBA I/O strips to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

We realize a significant portion of our income from the differential or spread between the interest earned on loans, investments, other interest-earning assets, and the interest incurred on deposits and borrowings. The volumes and yields on loans, deposits, and borrowings are affected by market interest rates. As of December 31, 2006, approximately 95% of our loan portfolio was tied to adjustable rate indices. The majority of the adjustable rate loans are tied to the Wall Street Journal prime rate and reprice immediately. The exception is 7(a) loans, which reprice on the first day of the subsequent quarter after a change in prime. As of December 31, 2007, approximately 74% of our deposits were time deposits with a stated maturity (generally one year or less) and a fixed rate of interest. As of December 31, 2007, 100% of our junior subordinated debt was floating rate with a remaining term of 25-30 years.

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

The following shows our projected net interest income sensitivity for 2008 based on asset and liability levels using the December 31, 2007 net interest income as a starting point. For purposes of this table, there is assumed to be zero growth in loans, investments, deposits, or other components of the balance sheet. At December 31, 2007, our internal prime rate was 10.00% and Wall Street Journal prime rate was 7.25%.

Changes in		Projected Net	Change from	% Change from
Rates		Interest Income	Base Case	base Case
(dollars in thousands)
-300	bp	$45,836	$(14,264)	(23.73%)
-200	bp	50,753	(9,347)	(15.55%)
-100	bp	55,445	(4,655)	(7.75%)
0	bp	60,100	-	0.00%
+100	bp	65,659	5,559	9.25%
+200	bp	71,657	11,557	19.23%
+300	bp	77,642	17,542	29.19%

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

ITEM 8:                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of our company, including the “Report of Independent Registered Public Accounting Firm” of our independent registered public accounting firm are included in this report immediately following Part IV and incorporated in this Item 8 by this reference.

ITEM 9:        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A:        CONTROLS AND PROCEDURES

As of December 31, 2007, we carried out an evaluation under the supervision and with the participation of our management, including our company’s chief executive officer and our company’s chief financial officer of the effectiveness and design of our “disclosure controls and procedures,” pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of December 31, 2007. There have been no significant changes in our internal controls that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report On Internal Control Over Financial Reporting

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management believes that our company’s internal control over financial reporting was effective as of December 31, 2007.

Our company’s independent registered public accounting firm has audited our company’s internal control over financial reporting as of December 31, 2007. The report by Crowe Chizek and Company LLP appears on page 55 of this Form 10-K.

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

ITEM 11:                      EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our Proxy Statement for the 2008 Annual Meeting of Shareholders under the caption "Executive Officer Compensation and Analysis" and “Director Compensation”. If our proxy statement is not filed within such 120 day period, the information will be included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference our Proxy Statement for the 2008 Annual Meeting of Shareholders under the caption "Beneficial Ownership" and “Securities Authorized for Issuance Under Equity Compensation Plans”. If our proxy statement is not filed within such 120 day period, the information will be included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our Proxy Statement for the 2008 Annual Meeting of Shareholders under the caption "Certain Relationships and Other Transactions." If our proxy statement is not filed within such 120 day period, the information will be included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our Proxy Statement for the 2008 Annual Meeting of Shareholders under the caption "Independent Registered Public Accounting Firm Fees and Services." If our proxy statement is not filed within such 120 day period, the information will be included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

PART IV

ITEM 15:    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1), (a)(2) and (c)                                           Financial Statements and Financial Statement Schedules

Reference is made to the financial statements beginning at page 51 of this Form 10-K. Financial Statement Schedules have been omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes.

(a)(3)           Exhibits

                The exhibit list immediately precedes the exhibits at page 79 all of which are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEMECULA VALLEY BANCORP INC.

DATE:  March 17, 2008                                                                BY:           /s/ Stephen H. Wacknitz
                                __________________________
                                       Stephen H. Wacknitz, President/CEO,
  Chairman of the Board

BY:           /s/ Donald A. Pitcher

                                       ________________________
Donald A. Pitcher, Executive Vice President
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Steven W. Aichle
	Director	March 17, 2008
Dr. Steven W. Aichle

/s/ Dr. Robert P. Beck
	Director	March 17, 2008
Dr. Robert P. Beck

/s/ Neil M. Cleveland
	Director	March 17, 2008
Neil M. Cleveland

/s/ George Cossolias
	Director	March 17, 2008
George Cossolias

/s/ Luther J. Mohr
	Director	March 17, 2008
Luther J. Mohr

/s/ Stephen H. Wacknitz
	Chairman	March 17, 2008
Stephen H. Wacknitz

/s/ Richard W. Wright

Richard W. Wright	Director	March 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Temecula Valley Bancorp Inc. and Subsidiary
Temecula, California

We have audited the accompanying consolidated statements of financial condition of Temecula Valley Bancorp Inc. and Subsidiary (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2007. We have also audited the Company’s Internal Control Over Financial Reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, included in Item 9A of the accompanying Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the account principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk a material misstatement exists, testing and evaluating the design and operating effectiveness of internal control, based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Temecula Valley Bancorp Inc. and Subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

                                                                                                 Crowe Chizek and Company LLP
Oak Brook, Illinois
March 17, 2008

 CONSOLIDATED FINANCIAL STATEMENTS
TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share data)
	December 31,
ASSETS	2007	2006
Cash and Due from Banks	$13,210	$15,190
Federal Funds Sold	4,220	18,180
TOTAL CASH AND CASH EQUIVALENTS	17,430	33,370

Interest-bearing deposits in financial institutions	1,000	99
FNMA Mortgage-backed Security HTM (fair value of $3,046 at December 31, 2007 and $1,029 at December 31, 2006)	2,981	1,019

Loans Held-for-Sale	207,391	173,120
Loans:
Commercial	68,761	59,663
Real Estate - Construction	481,849	462,562
Real Estate - Other	229,123	246,095
SBA	248,908	201,105
Consumer and other	3,632	3,684
TOTAL LOANS HELD IN PORTFOLIO	1,032,273	973,109
Net Deferred Loan Fees	(1,947)	(3,536)
Allowance for Loan Losses	(16,022)	(12,522)
TOTAL NET LOANS HELD IN PORTFOLIO	1,014,304	957,051

Federal Home Loan Bank Stock, at Cost	2,905	1,996
Premises and Equipment	5,271	5,492
Other Real Estate Owned	-	1,255
Cash Surrender Value of Life Insurance	28,034	24,036
Deferred Tax Assets	12,298	8,480
SBA Servicing Assets	5,350	8,288
SBA Interest-Only Strips Receivable	6,599	13,216
Accrued Interest Receivable	6,827	6,155
Other Assets	8,135	4,612
TOTAL ASSETS	$1,318,525	$1,238,189

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non Interest-Bearing Demand	$133,867	$144,525
Money Market and NOW	146,270	130,357
Savings	28,059	29,781
Time Deposits, Under $100,000	453,272	367,029
Time Deposits, $100,000 and Over	399,603	409,809
TOTAL DEPOSITS	1,161,071	1,081,501

Accrued Interest Payable	2,329	2,094
Junior Subordinated Debt	34,023	41,240
Dividend Payable	405	-
Other Liabilities	12,738	10,091
TOTAL LIABILITIES	1,210,566	1,134,926
Shareholders' Equity:
Common Stock No Par Value; 40,000,000 Shares
Authorized; 10,147,910 and 10,586,659 Shares Issued
and Outstanding at December 31, 2007 and December 31, 2006	37,178	46,383
Accumulated other comprehensive (loss)	-	(172)
Retained Earnings	70,781	57,052
TOTAL SHAREHOLDERS' EQUITY	107,959	103,263
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,318,525	$1,238,189
 See accompanying notes to the consolidated financial statements

TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2007, 2006, and 2005
	2007	2006	2005
INTEREST INCOME	(dollars in thousands except share and per share data)
Loans, including fees	$114,190	$93,378	$57,880
Interest-bearing deposits in financial institutions	31	3	-
Federal Funds Sold	1,270	829	239
Investment Securities	124	19	6
TOTAL INTEREST INCOME	115,615	94,229	58,125
INTEREST EXPENSE
Money Market and NOW	4,492	2,773	961
Savings Deposits	127	122	141
Time Deposits	42,373	28,819	11,848
Junior Subordinated Debt Securities and Other Borrowings	2,991	2,735	1,634
TOTAL INTEREST EXPENSE	49,983	34,449	14,584
NET INTEREST INCOME	65,632	59,780	43,541
Provision for Loan Losses	4,600	3,650	2,897
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	61,032	56,130	40,644
NON INTEREST INCOME
Service Charges and Fees	604	618	604
Gain on Sale of Loans	10,124	13,165	13,391
Gain(Loss) on Other Assets and Other Real Estate Owned	(25)	67	(22)
Servicing Income (loss)	(4,305)	(2,615)	2,638
Loan Broker Income	5,104	4,314	3,391
Loan Related Income	2,720	2,216	2,392
Other Income	2,166	1,679	1,428
TOTAL NON INTEREST INCOME	16,388	19,444	23,822
NON INTEREST EXPENSE
Salaries and Employee Benefits	33,557	31,989	26,971
Occupancy Expenses	3,219	3,035	2,428
Furniture and Equipment	1,929	1,719	1,512
Data Processing	1,381	1,265	1,127
Marketing and Business Promotion	1,176	971	1,122
Legal and Professional	1,387	1,143	1,055
Regulatory Assessments	765	185	246
Travel & Entertainment	1,075	1,125	948
Loan Related Expense	3,141	2,367	2,138
Office Expenses	2,640	2,596	2,677
Other Expenses	1,635	596	403
TOTAL NON INTEREST EXPENSE	51,905	46,991	40,627
INCOME BEFORE INCOME TAX EXPENSE	25,515	28,583	23,839
Income Tax expense	10,377	11,663	9,886
NET INCOME	$15,138	$16,920	$13,953
Per Share Data :
Net Income - Basic	$1.45	$1.83	$1.58
Net Income - Diluted	$1.41	$1.73	$1.46
Cash dividend declared per common share	$0.12	N/A	N/A

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2007, 2006, and 2005
					Accumulated
			Common		Other
	Comprehensive		Stock	Retained	Comprehensive
	Income	Shares	& Surplus	Earnings	Income (loss)	Total
in thousands, except per share data)
Balance at January 1, 2005		8,753	$16,724	$26,179	$-	$42,903
Exercise of Stock Options,
Including the Realization of Tax Benefits of $40		145	916			916
Net Income	13,953			13,953		13,953
Other comprehensive income(loss), net	409				409	409
Total comprehensive income	$14,362
Balance at December 31, 2005		8,898	$17,640	$40,132	$409	$58,181
Exercise of Stock Options,
Including the Realization of Tax Benefits of $1,379		288	2,493			2,493
Private Placement Stock Offering, net		1,401	25,137			25,137
Stock-based compensation			1,113			1,113
Net Income	16,920			16,920		16,920
Other comprehensive (loss), net	(581)				(581)	(581)
Total comprehensive income	$16,339
Balance at December 31, 2006		10,587	$46,383	$57,052	$(172)	$103,263
Exercise of Stock Options,
Including the Realization of Tax Benefits of $1,127		245	2,050			2,050
Repurchase and retirement of common stock		(684)	(12,061)			(12,061)
Stock-based compensation			806			806
Adjustment for adoption of FASB 155				(172)	172	-
Cash dividends				(1,237)		(1,237)
Net Income				15,138		15,138
Balance at December 31, 2007		10,148	$37,178	$70,781	$-	$107,959

See accompanying notes to the consolidated financial statements

TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, and 2005
	2007	2006	2005
OPERATING ACTIVITIES	(dollars in thousands)
Net Income	$15,138	$16,920	$13,953
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for loan losses	4,600	3,650	2,897
Depreciation and amortization	1,818	13,139	8,639
Fair value adjustment on servicing assets and I/O strips receivable	11,181	-	-
Amortization of debt issuance cost	49	70	70
Net amortization of securities premiums	74	10	-
Net change in deferred loan origination fees	(1,589)	(1,312)	(1,145)
Provision for deferred taxes	(1,615)	(2,314)	(1,670)
Gain on sale of loans	(10,124)	(13,165)	(13,391)
Loans originated for sale	(190,808)	(250,846)	(209,936)
Proceeds from loan sales	166,661	173,704	176,919
Loss (gain) on sale of other real estate owned and fixed assets	25	(75)	26
Share-based compensation expense	806	1,113	-
Earnings on cash surrender value of life Insurance	(998)	(745)	(507)
Federal Home Loan Bank stock dividends	(125)	(97)	(69)
Net change in accrued interest, other assets and other liabilities	(6,360)	(2,532)	(1,429)
NET CASH USED IN OPERATING ACTIVITIES	(11,267)	(62,480)	(25,643)

INVESTING ACTIVITIES
Purchases of held-to-maturity investments	(2,636)	(2,230)	(1,194)
Proceeds from maturities of held-to-maturity securities	600	1,201	1,200
Purchases of Federal Reserve and Federal Home Loan Bank stock	(784)	(45)	(652)
Proceeds from sale of Federal Reserve Bank stock	-	1,245	-
Net decrease (increase) in loans	(42,829)	(166,790)	(183,664)
Purchase of loans	(77,814)	(133,336)	-
Proceeds from first trust deed loan sales	58,968	-	-
Purchases of premises and equipment	(1,455)	(2,271)	(1,727)
Proceeds from sale of premises and equipment	92	131	129
Purchase of cash surrender value life insurance	(3,000)	(5,700)	(7,490)
Proceeds from sale of other real estate owned	2,675	3,062	647
NET CASH USED IN INVESTING ACTIVITIES	(66,183)	(304,733)	(192,751)

FINANCING ACTIVITIES
Net increase in demand deposits and savings accounts	3,533	19,995	30,908
Net increase in time deposits	76,037	319,074	176,757
Net change in Federal Home Loan Bank advances	-	(30,000)	30,000
Retirement of junior subordinated debt securities	(7,217)	-	-
Proceeds from exercise of stock options	923	1,114	876
Proceeds from issuance of junior subordinated debt	-	12,372	8,248
Proceeds from private placement stock offering, net	-	25,137	-
Cash dividends on common stock	(832)	-	-
Repurchase and retirement of common stock	(12,061)	-	-
Excess tax benefits from exercise of stock options	1,127	1,379	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	61,510	349,071	246,789

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,940)	(18,142)	28,395
Cash and cash equivalents at beginning of year	33,370	51,512	23,117
CASH AND CASH EQUIVALENTS AT END OF YEAR	$17,430	$33,370	$51,512
Supplemental Disclosures of Cash Flow Information:
Interest paid	$49,748	$33,312	$14,032
Income taxes paid, net of refunds	$11,500	$9,307	$13,794
Transfer of loans to other real estate owned	$1,411	$2,131	$2,482

See accompanying notes to the consolidated financial statements

TEMECULA VALLEY BANCORP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006, and 2005

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

Nature of Operations

We have been organized as a single operating segment and operate eleven full-service banking offices located in Carlsbad, Corona, El Cajon, Escondido, Fallbrook, Murrieta, Ontario, Solana Beach, San Marcos, Temecula, and the Rancho Bernardo area of San Diego. We also operate loan production offices throughout the United States. Those in Encinitas, Fallbrook, and Temecula, California principally generate construction and/or mortgage loans. The loan production offices located in Corona (serving Southern California) and San Rafael (serving Northern California), California focus on construction lending. As a Nationwide Preferred Lender, we have SBA loan production offices currently operating in the following states: Arizona, California, Colorado, Florida, Indiana, Nebraska, Nevada, Ohio, Oregon, Texas, and Washington.

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

Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks, and federal funds sold. Generally, federal funds are sold for one day periods. Net cash flows are reported for customer loan and deposit transactions, as well as Federal Home Loan Bank advances.

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

At December 31, 2007, we held two FNMA mortgage-backed securities, with an amortized cost and fair value of $3.0 million, and are classified as held-to-maturity. These securities were purchased in November 2006 and July 2007 and will mature in 2036 and 2037, respectively.

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

We retain the servicing on the sold guaranteed portion of 7(a) loans. Upon sale in the secondary market, the purchaser of the guaranteed portion of 7(a) loans pays a par or premium to us, which generally is between 4% and 8% of the guaranteed amount, and in the case of a sale of the unguaranteed portion, the premium is usually between 1% and 4%. For servicing we receive a fee equal to 1% to 4% of the guaranteed amount sold in the secondary market.

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

Purchased Loans

We have purchased participations in the unguaranteed portions of SBA 7(a) loans based upon their payment history and other selected underwriting criteria in order to further diversify our loan portfolio portfolio. At December 31, 2007 and 2006, we had $156.0 and $120.3 million in outstanding purchased participation balances. The participations are purchased from other financial institutions that are eligible to participate in the SBA 7(a) program. The participation agreements are tri-party agreements among the selling financial institution, the SBA and us.

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

Servicing Rights and Interest-Only Strips Receivable

Servicing rights are recognized separately when they are acquired through sales of loans. For sales of loans prior to January 1, 2007, a portion of the cost of the loan was allocated to the servicing right based on relative fair values.  We adopted SFAS No. 156 on January 1, 2007, and for sales of loans beginning in 2007, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, and prepayment speeds. Our company compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions.

Under the fair value measurement method, we measured servicing rights at fair value at each reporting date and reports changes in fair value of servicing rights in earnings in the period in which the changes occur, and the changes in fair value are included with Servicing Income (Loss) on the income statement. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and estimated and actual discount rates.

Prior to January 1, 2007, all servicing rights were subsequently measured using the amortization method which required servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Additionally, prior to January 1, 2007, servicing rights were evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment was determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment was recognized through a valuation allowance for an individual grouping, to the extent that fair value was less than the carrying amount. If we later determined that all or a portion of the impairment no longer existed for a particular grouping, a reduction of the allowance may have been recorded as an increase to income.

Servicing fee income which is reported on the income statement as Servicing Income (Loss) is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of servicing rights was netted against loan servicing fee income for the years ended December 31, 2006 and 2005. Servicing fees totaled $7.1, $9.1 and $10.3 million for the years ended December 31, 2007, 2006 and 2005.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS No. 155), which permits fair value remeasurement for hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Additionally, SFAS No. 155 clarifies the accounting guidance for beneficial interests in securitizations. Under SFAS No. 155, all beneficial interests in a securitization will require an assessment in accordance with SFAS No. 133 to determine if an embedded derivative exists within the instrument. In January 2007, the FASB issued Derivatives Implementation Group Issue B40, Application of Paragraph 13(b) to

Securitized Interests in Prepayable Financial Assets (DIG Issue B40). DIG Issue B40 provides an exemption from the embedded derivative test of paragraph 13(b) of SFAS No. 133 for instruments that would otherwise require bifurcation if the test is met solely because of a prepayment feature included within the securitized interest and prepayment is not controlled by the security holder. SFAS No. 155 and DIG Issue B40 are effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 and DIG Issue B40 resulted in a cumulative-effect adjustment increasing retained earnings by $172 thousand as of January 1, 2007.

Interest-only strips are initially recorded at fair value with changes recognized as a component of servicing income (loss). Fair value is estimated by discounting estimated future cash flows from the I/O strips using assumptions similar to those used in valuing servicing rights. Prior to January 1, 2007 the interest-only strips were accounted for as available-for-sale securities and recorded at fair value with any unrealized gains or losses recorded in accumulated other comprehensive income, net of tax.
Loan Sales Recognition

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

Cash Surrender Value of Life insurance

We have purchased life insurance policies on certain key executives. Upon adoption of EITF 06-5, which is discussed further below, Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Prior to adoption of EITF 06-5, we recorded owned life insurance at its cash surrender value.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This Issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the Issue requires disclosure when there are contractual restrictions on the Company’s ability to surrender a policy. The adoption of EITF 06-5 on January 1, 2007 had no impact on our company’s financial condition or results of operation.

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

Effective January 1, 2006, we adopted the modified prospective methodology of Financial Accounting Standards Board (“FASB”) SFAS No. 123R, “Share-Based Payment”. Prior to January 1, 2006, employee compensation expense under stock options was reported using the intrinsic value method; therefore, no stock-based compensation cost is reflected in net income for the year ended December 31, 2005, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.

The following table illustrates the effect on net income and earnings per share information had we accounted for share-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, for the year ended December 31, 2005.
2005
(dollars in thousands)
Net income, as reported	$13,953
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	(488)
Pro Forma Net Income	$13,465

Per Share Data:
Basic income per share, as reported	$1.58
Basic income per share, proforma	$1.52

Diluted income per share, as reported	$1.46
Diluted income per share, proforma	$1.40

Income Taxes

Deferred income taxes are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in our consolidated financial statements. A valuation allowance is established to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax asset or benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss carryforwards depend on having sufficient taxable income of an appropriate character within the carryforward periods. We recognize interest and penalties relating to income tax matters in income tax expense.

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

Employee Stock Ownership Plan (“ESOP”)

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

Comprehensive Income

Prior to 2007, comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on SBA servicing interest-only strips, net of tax. At December 31, 2006, the unrealized loss on the interest-only strip was $296 thousand which resulted in a reduction of $581 thousand in other comprehensive income (net of $421 thousand in deferred taxes). At December 31, 2005, the unrealized gain on the interest-only strip was $706 thousand which resulted in $409 thousand of other comprehensive income (net of $297 thousand in deferred taxes).

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

We have adopted FIN 48 effective January 1, 2007. There was no cumulative effect of applying the provisions of FIN 48 and there was no material effect on our provision for income taxes for the year ended December 31, 2007. The adoption of FIN 48 had no effect on our financial condition or results of operations.

Effect of Newly Issued but Not Yet Effective Accounting Standards

Under Emerging Issues Task Force (“EITF”) 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements”, the EITF reached a consensus that requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer who is the policy holder has a liability for the benefit it is providing to the employee. The employer has agreed to maintain the insurance policy in force for the employee's benefit during his retirement, then the liability recognized during the employee's active service period should be based on the future cost of insurance to be incurred during the employee's retirement. Also, if the employer has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized under SFAS 106. It is applicable for fiscal years beginning after December 15, 2007. The adoption of this EITF did not have a significant impact on our financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115”. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 are elective; however, the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale or trading securities. For financial instruments elected to be accounted for at fair value, an entity will report the unrealized gains and losses in earnings. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of this statement did not have a material impact on our financial condition or results of operations.

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

NOTE B – LOANS

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

Under the SBA’s 7(a) program, loans in excess of $150 thousand up to $2 million are guaranteed 75% by the SBA. Generally, this guarantee may become invalid only if the loan does not meet the SBA underwriting, documentation, and servicing guidelines. Loans under $150 thousand are guaranteed 85% by the SBA. At December 31, 2007 and 2006, $46.4 million and $46.6 million of loans and loans held-for-sale were guaranteed under these programs.

NOTE C – ALLOWANCE FOR LOAN LOSSES

A summary of the changes in the allowance for loan losses as of December 31 2007, 2006, and 2005 follows:

2007		2006	2005
(dollars in thousands)
Balance at Beginning of Year	$12,522	$9,039	$6,362
Additions to the Allowance Charged to Expense	4,600	3,650	2,897
Recoveries on Loans Charged Off	236	214	320
	17,358	12,903	9,579
Loans Charged Off	(1,336)	(381)	(540)
	$16,022	$12,522	$9,039

The following is a summary of the investment in impaired and nonperforming loans, the related allowance for loan losses, and income recognized thereon as of December 31, 2007, 2006, and 2005:
	2007	2006	2005
	(dollars in thousands)
Recorded Investment in Nonperforming Loans	$30,936	$19,124	$7,951
Guaranteed Portion of Nonperforming Loans	(10,379)	(10,335)	(6,514)
Net Non-Performing Loans	$20,557	$8,789	$1,437

Net impaired loans with allocated allowance for loan loss	$10,067	$2,436	$825
Related Allowance for impaired Loans	$1,854	$615	$176
Restructured loans	$539	$-	$-
Average Recorded Net Investment in Nonperforming Loans	$15,325	$3,509	$2,438
Interest Income Recognized for Cash Payments	None	None	None
Interest Income Foregone on non-accrual loans	$4, 110	$1,974	$898
Total Loans Past-Due Ninety Days
or More and Still Accruing	$-	$140	$-

In addition to loans disclosed above as past due, nonaccrual and restructured as of December 31, 2007, management also identified further weaknesses in $6.3 million of already classified loans. Estimated potential losses from these potential credit weaknesses have been provided for in determining the allowance for loan losses at December 31, 2007.

NOTE D – SERVICING ASSETS AND INTEREST-ONLY STRIPS RECEIVABLE

At December 31, 2007, we were servicing approximately $374.4 million of the guaranteed portion of 7(a) loans previously sold with a weighted-average servicing and I/O rate of 1.69%. At December 31, 2006, we were servicing approximately $399.9 million of the guaranteed portion of 7(a) loans previously sold with a weighted-average servicing and I/O rate of 2.01%. At December 31, 2005, we were servicing approximately $403.3 million of the guaranteed portion of 7(a) loans previously sold with a weighted-average servicing and I/O rate of 2.46%. The cash collected from servicing is used to cover the operating expenses of servicing the portfolio. Adequate servicing compensation, in accordance with industry standards, is 40 basis points of the principal balance sold. A summary of the changes in the related servicing assets and interest-only strips receivable for the years ending December 31, 2007, 2006, and 2005, are as follows:

	Servicing Assets
	December 31, 2007	December 31, 2006	December 31, 2005
	(dollars in thousands)
Balance at Beginning of Period	$8,288	$8,169	$7,586
Increase from Loan Sales	1,557	2,378	2,598
Amortization Charged to Income	-	(2,259)	(2,015)
Fair Market value adjustment	(4,495)	-	-
Balance at End of Period	$5,350	$8,288	$8,169

	Interest-Only Strips Receivable
	December 31, 2007	December 31, 2006	December 31, 2005
	(dollars in thousands)
Balance at Beginning of Period	$13,215	$22,068	$24,680
Increase from Loan Sales	69	1,377	2,160
Amortization Charged to Income	-	(9,228)	(5,478)
Fair Market value adjustment	(6,685)	(1,002)	706
Balance at End of Period	$6,599	$13,215	$22,068

At December 31, 2006, we had an unrealized loss of $296 thousand, which decreased the I/O strip receivable to $13.2 million. At December 31, 2005, we had an unrealized gain of $706 thousand, which increased the I/O strip receivable to $22.1 million. The change in fair value of $1.0 million for 2006 was caused primarily by changes in the prepayment speed assumptions used in the valuation. As discussed in Note A, all fair value adjustments are recognized through income in 2007.

The servicing calculations contain certain assumptions such as expected life of the loan and the discount rate used to compute the present value of future cash flows. The exposure of the loan life assumption is if loans prepay faster than expected. The exposure to the discount rate assumption is if rates adjust severely and permanently. Such exposure can cause a decrease in servicing income. With the assistance of quarterly external appraisals, we record the I/O Strips at fair value. The term of the underlying financial assets is predominately greater than 21 years. The table below summarizes the constant prepayment rates (“CPR”) for national SBA pools for each year following the date of origination based on their maturities at December 31, 2007 and 2006.

SBA Pools - Constant Prepayment Rates
Variable Rate Pools
December 31,
	2007						2006
Issue Date	< 8 Yr Life CPR	8-10 Yr Life CPR	10-13 Yr Life CPR	13-16 Yr Life CPR	16-20 Yr Life CPR	> 20 Yr Life CPR	< 8 Yr Life CPR	8-11 Yr Life CPR	11-16 Yr Life CPR	16-21 Yr Life CPR	> 21 Yr Life CPR
Year 1	8.69	7.79	7.24	5.20	7.94	6.76	8.35	6.01	5.71	4.29	4.55
Year 2	17.31	16.35	14.58	12.79	13.96	13.27	14.42	11.66	10.34	12.65	10.05
Year 3	21.53	20.55	18.99	17.55	18.25	18.38	18.53	16.70	15.68	16.81	17.62
Year 4	22.13	21.26	20.91	19.82	20.98	22.20	18.91	17.70	18.99	19.99	21.78
Year 5	19.88	19.44	20.77	20.02	22.33	24.83	16.61	16.17	18.91	20.00	21.27
Year 6	15.65	16.03	19.05	18.57	22.48	26.41	14.75	16.20	18.17	17.68	20.60
Year 7	10.69	12.04	16.20	15.92	21.61	27.03	11.98	14.28	18.08	18.96	19.02
Year 8	6.10	8.50	12.72	12.51	19.92	26.82	7.20	11.03	13.05	14.68	19.30
Year 9	0.00	6.33	9.09	8.80	17.57	25.88	3.70	9.13	12.83	19.47	19.30
Year 10	0.00	5.93	5.78	5.25	14.80	24.35	1.40	5.20	12.65	14.25	20.45
Year 11+	0.00	0.00	3.12	1.61	7.84	17.93	0.00	2.30	11.90	9.90	22.20

The value of the servicing assets would decrease $725 thousand if prepayment speeds increased 10% and the value of the servicing asset would decrease $1.3 million if prepayment speeds increased 20%.

The expected overall average life of the servicing portfolio is 3.72 years. The following schedule displays the weighted-average discount rates for each SBA pool after applying the CPRs identified above and our estimated discount rates for each SBA pool at December 31, 2007 and 2006 based on assessing each component.

December 31,
2007			2006
Original Maturity		Disc Rate	Original Maturity		Disc Rate
< 8	Years	13.24%	< 8	Years	8.94%
8-10	Years	13.78%	8-11	Years	8.84%
10-13	Years	14.07%	11-16	Years	8.77%
13-16	Years	14.07%	16-21	Years	8.72%
16-20	Years	13.25%	> 21	Years	8.73%
> 20	Years	12.98%

The servicing assets value would decrease $275 thousand if the discount rate increased 1% and the servicing asset value would decrease $538 thousand if the discount rate increased 2%. The amount of interest retained on the sold portion of the SBA 7(a) loans does not change even though most of the underlying loans are variable rate. Since the retained interest is fixed, changes in interest rates impact the value. Therefore, when rates rise, the value declines and when rates decline the value increases.

NOTE E - PREMISES AND EQUIPMENT

A summary of premises and equipment as of December 31, 2007 and 2006 follows:

	2007	2006
	(dollars in thousands)
Land	$500	$500
Buildings and Leasehold Improvements	2,603	2,294
Autos	1,536	1,560
Furniture, Fixtures, and Equipment	6,906	5,960
	11,545	10,314
Accumulated Depreciation and Amortization	(6,274)	(4,822)
	$5,271	$5,492

Depreciation and amortization expense for premises and equipment was $1.6 million in 2007, $1.5 million in 2006, and $1.1 million in 2005.

We have entered into several leases for our branches and loan production offices which expire at various dates through 2014. These leases include provisions for periodic rent increases as well as payment by the lessee of certain operating expenses. Rental expense relating to these leases was $2.1 million in 2007, $1.9 million in 2006, and $1.5 million in 2005. The approximate future minimum annual payments for these leases by year are as follows:

Year	(dollars in thousands)
2008	$1,839
2009	1,270
2010	894
2011	544
2012	201
Thereafter	216
$4,964

The minimum rental payment shown above is given for the existing lease obligations and is not a forecast of future rental expense.

NOTE F - DEPOSITS

At December 31, 2007 the scheduled maturities of time deposits are as follows:

Year	(dollars in thousands)
2008	$849,639
2009	2,589
2010	110
2011	537
$852,875

Our five largest depositors had approximately $75.4 million and $35.5 million on deposit (excluding brokered deposits) at December 31, 2007 and 2006, respectively. Brokered deposits were $88.2 and $47.2 million at December 31, 2007 and 2006, respectively.

NOTE G - FHLB ADVANCES AND OTHER BORROWINGS

At December 31, 2007 and 2006, there were no borrowings from the Federal Home Loan Bank (“FHLB”). We are required to pledge a certain amount of loans with the FHLB for collateralization purposes. As of December 31, 2007, loans with an outstanding balance of $124.3 million were pledged for an aggregate borrowing line of $81.1 million. As of December 31, 2006, loans with outstanding balances of $112.8 million were pledged for an aggregate borrowing line of $73.8 million.

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

We maintain federal funds lines of credit with three financial institutions in the aggregate amount of $58.0 million as of December 31, 2007. As of December 31, 2007 and 2006, no amounts were outstanding under these arrangements.

NOTE H - JUNIOR SUBORDINATED DEBT

Pursuant to rulings of the Federal Reserve Board, bank holding companies are permitted to issue long-term subordinated debt instruments that will, subject to certain conditions, qualify as and, therefore, augment capital for regulatory purposes. The Subordinated Debentures are subordinated to all of our existing and future borrowings. The Company’s Subordinated Debentures can be redeemed at par value approximately five years after the date of issuance.  The Company has the ability to defer interest payments on each of the subordinated debentures from time to time for a period not to exceed five consecutive years.  During the period of deferral, there are restrictions on the Company’s ability to pay dividends.

The table below summarizes the terms of each issuance of our junior subordinated debt securities at December 31, 2007 and 2006.

Series	2007	2006	Date Issued	Rate Adjustor	Effective Rate	Maturity Date
	(dollars in thousand)
Temecula Valley Statutory Trust I	$-	$7,217	June 2002	3-month LIBOR +3.45%	-	2032
Temecula Valley Statutory Trust II	5,155	5,155	September 2003	3-month LIBOR +2.95%	8.64%	2033
Temecula Valley Statutory Trust III	8,248	8,248	September 2004	3-month LIBOR +2.20%	7.13%	2034
Temecula Valley Statutory Trust IV	8,248	8,248	September 2005	3-month LIBOR +1.40%	6.39%	2035
Temecula Valley Statutory Trust V	12,372	12,372	September 2006	3-month LIBOR +1.60%	6.43%	2036
Total	$34,023	$41,240

We also purchased a 3% minority interest in Temecula Valley Statutory Trusts II, III, IV, and V. The balance of the equity of Temecula Valley Statutory Trusts II, III, IV, and V is comprised of mandatorily redeemable preferred securities. In accordance with FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”, we do not consolidate Temecula Valley Statutory Trusts II, III, IV, and V into our financial statements. Prior to the issuance of FIN No. 46, bank holding companies typically consolidated these entities. As of December 31, 2007, 2006, and 2005 we have included the net junior subordinated debt in our capital for regulatory capital purposes.

On June 26, 2007, we redeemed $7.2 million of junior subordinated debt of Temecula Valley Statutory Trust I. Proceeds from our common stock offering in November 2006 were used to redeem the debt. The debt had a rate of 3-month LIBOR plus 3.45%.

NOTE I – EMPLOYEE BENEFITS

During 2000, we adopted a retirement savings plan for the benefit of our employees. Contributions to the plan are determined annually by our Board of Directors. The expense for this plan was $614 thousand in 2007, $486 thousand in 2006, and $395 thousand in 2005.

We have entered into retirement benefit agreements with certain officers providing for future benefits aggregating approximately $22.4 million, payable in equal annual installments, ranging from ten years to a lifetime benefit, from the retirement dates of each participating officer. The estimated future benefits to be paid are being accrued over the period from the effective date of the agreements until the end of the contractual benefit or death of the executive. The accrued expense was $1.5 million, $654 thousand, and $723 thousand, for the years ended December 31, 2007, 2006, and 2005, respectively. As of December 31, 2007 and 2006, $4.6 million and $3.3 million has been accrued in conjunction with these agreements. Amounts paid under these agreements totaled $400 thousand in 2007 and $215 thousand in 2006. We are the beneficiary under split dollar agreements of life insurance policies that have been purchased and the net tax free earnings are used as the method of financing the benefits under the agreements.

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

On June 28, 2006, our Board approved the adoption of the Employee Stock Ownership Plan (“ESOP”) for the benefit of eligible employees and their beneficiaries. The ESOP is intended to constitute a stock bonus employee stock ownership plan within the meaning of Sections 4975(e)(7) and 407(d)(6) of the Employee Retirement Income Security Act of 1974. The amount to be contributed to the ESOP by our bank will be determined by our Board with such contributions principally invested in our stock. Contributions will be at the discretion of our Board. The employee benefit expense will be accrued monthly and annually transferred to the ESOP upon approval of our Board. Contributions to the ESOP plan were $150 thousand for each of the years ended December 31, 2007 and 2006. Currently, the ESOP is non-leveraged. As of December 31, 2007, the ESOP owns 19,373 shares of common stock, of which 7,038 shares were acquired in the private placement stock offering in November 2006. Following is a brief description of the plan.
•	To be eligible, an employee must:
1. be employed on December 31 of a year
2. be at least 21 years old
3. complete one year of continuous service with our bank (at least 1,000 hours)
•	Eligible employees automatically become participants in the ESOP
•	Eligible employees may receive distributions from the trustee of the ESOP upon termination of employment
•	Vesting is over 6 years as follows:

Years of Service	Vested Percentage
Less than 2 years	0%
2 years	20%
3 years	40%
4 years	60%
5 years	80%
6 or more years	100%

NOTE J - INCOME TAXES

The provision for income taxes included in the statements of income as of the years ended December 31 consist of the following:
	December 31,
	2007	2006	2005
Current:	(dollars in thousands)
Federal	$11,122	$10,917	$8,686
State	3,198	3,060	2,870
	14,320	13,977	11,556

Deferred	(3,943)	(2,314)	(1,670)
	$10,377	$11,663	$9,886

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition. Our principal timing differences are from loan loss provision accounting, deferred compensation plans, and depreciation differences. The provision for income taxes varies from the federal statutory rate as follows for the years ended December 31 2007, 2006, and 2005:

	December 31,
	2007		2006		2005
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
	(dollars in thousands)
Federal Tax Rate	$8,930	35.0%	$10,004	35.0%	$8,344	35.0%
State Income Taxes, Net of Federal Income Tax Benefit	1,274	5.0%	1,619	5.6%	1,656	7.0%
Income from Cash Surrender Value of Life Insurance	(349)	(1.4%)	(261)	(0.9%)	(177)	(0.7%)
Meals & Entertainment	67	0.3%	73	0.3%	53	0.2%
Incentive Stock Option Expense	240	0.9%	265	0.9%	21	0.1%
Other Items, Net	215	0.9%	(37)	(0.1%)	(11)	(0.1%)
Total	$10,377	40.7%	$11,663	40.8%	$9,886	41.5%

The following is a summary of the components of the net deferred tax asset accounts recognized in the accompanying statements of financial condition:

	December 31,
	2007	2006
Net Deferred Tax Assets	(dollars in thousands)
Allowance for Loan Losses	$6,737	$5,175
Deferred Compensation Plans	2,526	1,675
NQ Stock Option Expense	201	150
State Taxes	1,007	974
Reserve for Undisbursed Loans	275	8
Non-accrual Interest	1,264	492
Unrealized Loss on I/O Strip Receivable	-	125
Depreciation	441	-
Other Assets	-	205
	12,451	8,804
Deferred Tax Liabilities:
Depreciation Differences	-	(74)
Other Liabilities	(153)	(250)
	(153)	(324)
Net Deferred Tax Assets	$12,298	$8,480

At December 31, 2007 and 2006, there was no valuation allowance recorded against the net deferred tax asset.

The Company is subject to U.S federal income tax as well as income tax of twelve states, of which, the primary tax jurisdiction is the state of California. The Company is no longer subject to examination by the Internal Revenue Service for years before 2003 and for examination from the taxing authorities of the state of California for years before 2002.

NOTE K - EARNINGS PER SHARE (EPS)

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS as of the years ended December 31, 2007, 2006, and 2005:

	December 31,
	2007			2006			2005
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(dollars and shares in thousands, except per share amount)
Net Income as Reported	$15,138			$16,920			$13,953
Weighted Average Shares Outstanding During the Year		10,411			9,235			8,846
Used in Basic EPS	15,138	10,411	$1.45	16,920	9,235	$1.83	13,953	8,846	$1.58
Dilutive Effect of Stock Options and Warrants		356	(0.04)		563	(0.10)		743	(0.12)
Used in Dilutive EPS	$15,138	10,767	$1.41	$16,920	9,798	$1.73	$13,953	9,589	$1.46

Stock options for 175 thousand, 55 thousand, and 51 thousand shares of common stock were not considered in computing diluted earnings per common share for 2007, 2006, and 2005, respectively, because they were anitdilutive.

NOTE L - STOCK OPTION PLAN

At December 31, 2007, we have three fixed option plans under which 4,000,000 shares of our holding company’s common stock may be issued. As of December 31, 2007, there were 180,884 shares available for grant under these plans. Following is a brief description of each plan.

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

The weighted-average grant-date fair value of options granted during 2007 was $6.10. The weighted-average grant-date fair value of options granted during 2006 was $7.06. The weighted-average grant-date fair value of options granted during 2005 was $5.90. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:
	December 31,
	2007	2006	2005
Expected life (years)	4	4	5
Risk-free interest rate	4.76%	4.39%	4.36%
Weighted Average Expected Volatility	36.72%	29.29%	24.30%
Expected annual dividends	none	none	none

The expected life of the options represents the period of time that options granted are expected to be outstanding based primarily on the historical exercise behavior attributable to previous option grants. The risk free interest rate is based on a rate comparable with the expected life of the option. The expected volatility is determined based on the historical daily volatility of our stock price over a period equal to the expected life of the option. A summary of stock option activity as of December 31, 2007, is presented below:
	Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Outstanding as of 01/01/2007	1,415,398	$9.38
Granted	76,700	$17.09
Exercised	(245,351)	$3.76
Forfeited, expired or cancelled	(69,334)	$18.76
Outstanding as of 12/31/2007	1,177,413	$10.49	$4,556,495	2.98

Vested or expected to vest	1,168,085	$10.45	$4,556,495	2.98

Shares exercisable as of 12/31/2007	990,856	$8.89	$4,556,495	2.98

Tax benefits recognized in income tax expense relative to the vesting of nonqualified stock options were $51 thousand and $150 thousand in 2007 and 2006, respectively. No tax benefit is recognized for incentive stock options. SFAS No. 123R requires that an estimate of forfeitures be made when the awards are granted and thereafter updated if information becomes available indicating that actual forfeitures will differ. Based on historical information, the average annual forfeiture rate used for awards granted during 2007 was 3.18%. The total intrinsic value of options exercised during 2007, 2006, and 2005 was $3.5 million, $5.2 million, and $1.9 million, respectively. The intrinsic value equals the difference between the exercise price and the market price on the date of measurement. Options outstanding at December 31, 2007, that subsequently vest will result in net compensation costs of approximately $451 thousand in 2008, $208 thousand in 2009, and $88 thousand in 2010.

NOTE M – LOAN COMMITMENTS AND RELATED FINANCIAL INSTRUMENTS

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

Our exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for loans reflected in our financial statements. As of December 31, 2007 and 2006, we had the following outstanding financial commitments whose contractual amount represents credit risk:

	December 31, 2007			December 31, 2006
	Fixed	Variable	Total	Fixed	Variable	Total
	(dollars in thousands)
Commitments to Extend Credit	$10,843	$437,994	$448,837	$3,331	$395,023	$398,354
Letters of Credit	-	11,447	11,447	-	3,514	3,514
Loan Commitments Outstanding	$10,843	$449,441	$460,284	$3,331	$398,537	$401,868

The fixed rate loan commitments have interest rates ranging from 3.49% to 21.00% as of December 31, 2007 and 6.12% to 11.25% as of December 31, 2006.

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

The estimated fair value of financial instruments at December 31, 2007, and 2006 is summarized as follows:

2007			2006
Financial Assets:	Carrying Value	Fair Value	Carrying Value	Fair Value
(dollars in thousands)
Cash and Due From Banks	$13,210	$13,210	$15,190	$15,190
Interest-bearing deposits with other Financial Institutions	1,000	1,000	99	99
Federal Funds Sold	4,220	4,220	18,180	18,180
FNMA MBS (held-to-maturity)	2,981	3,046	1,019	1,029
Loans Held-for-Sale	207,391	207,391	173,120	173,120
Loans, net	1,014,304	1,013,102	957,051	952,565
Federal Reserve and FHLB Stock	2,905	2,905	1,996	1,996
I/O Strips Receivable and Servicing Assets	11,949	11,949	21,503	21,503
Accrued Interest Receivable	6,827	6,827	6,155	6,155

Financial Liabilities:
Deposits	1,161,071	1,161,175	1,081,501	1,081,598
FHLB Advances	0	0	0	0
Junior Subordinated Debt	34,023	34,023	41,240	41,240
Accrued Interest Payable	2,329	2,329	2,094	2,094

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

Quantitative measures established by regulation to ensure capital adequacy require our company and our bank to maintain minimum amounts and ratios (set forth in the tables below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007, that both our company and our bank have met all capital adequacy requirements to which they are subject. The following table sets forth our company’s actual capital amounts and ratios:
			Amount of Capital Required
Temecula Valley Bancorp			For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Total Risk-Based Capital (to Risk-Weighted Assets)	$157,101	10.80%	$116,380	8.00%
Tier 1 Risk-Based Capital (to Risk-Weighted Assets)	$140,424	9.65%	$58,190	4.00%
Tier 1 Leverage Ratio (to Average Assets)	$140,424	10.63%	$52,844	4.00%

As of December 31, 2006:
Total Risk-Based Capital (to Risk-Weighted Assets)	$154,976	11.90%	$104,195	8.00%
Tier 1 Risk-Based Capital (to Risk-Weighted Assets)	$136,579	10.49%	$52,097	4.00%
Tier 1 Leverage Ratio (to Average Assets)	$136,579	11.42%	$47,881	4.00%

As of December 31, 2007, the most recent notification from the regulators categorized our bank as well capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed our bank's category). To be categorized as well capitalized, our bank must maintain minimum ratios as set forth in the table below. The following table sets forth our bank's actual capital amounts and ratios:

			Amount of Capital Required
Temecula Valley Bank			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Total Risk-Based Capital (to Risk-Weighted Assets)	$154,912	10.66%	$116,290	8.00%	$145,362	10.00%
Tier 1 Risk-Based Capital (to Risk-Weighted Assets)	$138,235	9.51%	$58,145	4.00%	$87,217	6.00%
Tier 1 Leverage Ratio (to Average Assets)	$138,235	10.48%	$52,805	4.00%	$66,006	5.00%

As of December 31, 2006:
Total Risk-Based Capital (to Risk-Weighted Assets)	$145,702	11.20%	$104,090	8.00%	$130,113	10.00%
Tier 1 Risk-Based Capital (to Risk-Weighted Assets)	$133,160	10.23%	$52,045	4.00%	$78,068	6.00%
Tier 1 Leverage Ratio (to Average Assets)	$133,160	11.16%	$47,773	4.00%	$59,716	5.00%

Our bank is restricted as to the amount of dividends that can be paid to our holding company. Dividends declared by banks that exceed the net income (as defined) for the current year plus retained net income for the preceding two years must be approved by the regulators. Our bank may not pay dividends that would result in its capital levels being reduced below the minimum requirements shown above. As of December 31, 2007, our bank is authorized to pay $37.5 under these requirements.

NOTE P – CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY

Temecula Valley Bancorp Inc. operates Temecula Valley Bank. Temecula Valley Bancorp Inc. commenced operations during 2002. The earnings of the subsidiary are recognized on the equity method of accounting. Condensed financial statements of our parent company only are presented below:

CONDENSED STATEMENTS OF FINANCIAL CONDITION
	Year Ended December 31,
	2007	2006
ASSETS:	(dollars in thousands)
Cash	$2,616	$9,322
Investment in Temecula Valley Statutory Trust I	-	217
Investment in Temecula Valley Statutory Trust II	155	155
Investment in Temecula Valley Statutory Trust III	248	248
Investment in Temecula Valley Statutory Trust IV	248	248
Investment in Temecula Valley Statutory Trust V	372	372
Investment in Temecula Valley Bank	138,771	133,989
Other Assets	101	68
	$142,511	$144,619
LIABILITIES AND SHAREHOLDERS' EQUITY:
Other Liabilities	$529	$116
Junior Subordinated Debt	34,023	41,240
Shareholders' Equity	107,959	103,263
	$142,511	$144,619

CONDENSED STATEMENTS OF INCOME
	Year Ended December 31,
	2007	2006	2005
INCOME:	(dollars in thousands)
Dividends from Subsidiary Bank	$13,000	$-	$-
Cash Dividends from Statutory Trusts	85	73	41
TOTAL INCOME	13,085	73	41
EXPENSES:
Interest on Junior Subordinated Debt	2,847	2,423	1,450
Other	407	288	513
Income Tax Benefit	(1,333)	(1,109)	(808)
	1,921	1,602	1,155
INCOME (LOSS) BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARY	11,164	(1,529)	(1,114)
EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARY	3,974	18,449	15,067
NET INCOME	$15,138	$16,920	$13,953

CONDENSED STATEMENTS OF CASH FLOWS	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:	(dollars in thousands)
Net income	$15,138	$16,920	$13,953
Noncash items included in net income:
Equity in income of Subsidiary	(3,974)	(18,449)	(15,067)
Other	1,317	871	(8)
NET CASH PROVIDED BY(USED) IN OPERATING ACTIVITIES	12,481	(658)	(1,122)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Subsidiaries	-	(30,700)	(7,000)
NET CASH USED BY INVESTING ACTIVITIES	-	(30,700)	(7,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Junior Subordinated Debt Securities	-	12,372	8,248
Retirement of Junior Subordinated Debt Securities	(7,217)	-	-
Repurchase and retirement of common stock	(12,061)	-	-
Proceeds from exercise of stock options	923	1,114	876
Cash dividends on common stock	(832)	-	-
Proceeds from private placement stock offering, net	-	25,137	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	(19,187)	38,623	9,124

NET INCREASE IN CASH AND CASH EQUIVALENTS	(6,706)	7,265	1,002
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,322	2,057	1,055
CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,616	$9,322	$2,057

NOTE Q – SUBSEQUENT EVENT

On January 17, 2008, our bank issued 2,213,750 shares of junior subordinated debt securities in a public offering. Net proceeds of the offering were $20.9 million. The proceeds of the offering will be used to fund the growth to our bank and possibly to repurchase our common stock.

 INDEX TO EXHIBITS
The following documents are included or incorporated by reference in this report on Form 10-K:
EXHIBIT NO.
2.(i)
Temecula Valley Bank and Temecula Valley Bancorp Amended and Restated Plan of Reorganization dated as of April 2, 2002 (included as an exhibit to Temecula Valley Bancorp’s Form 8-A12G, filed on June 3, 2002 and incorporated herein by reference)

2.(ii)
Agreement and Plan of Merger of Temecula Merger Corporation and Temecula Valley Bancorp (included as an exhibit to Temecula Valley Bancorp’s Definitive Proxy Statement on Schedule 14A, filed November 20, 2003 and incorporated herein by reference)

3.(i)
Articles of Incorporation of Temecula Valley Bancorp (included as an exhibit to Temecula Valley Bancorp’s Definitive Proxy Statement on Schedule 14A, filed November 20, 2003 and incorporated herein by reference)

3.(ii)	Amended and Restated Bylaws of Temecula Valley Bancorp (included as an exhibit to Temecula Valley Bancorp’s Form 8-K, filed on June 28, 2007 and incorporated herein by reference)

4.1	Common Stock Certificate of Temecula Valley Bancorp (included as an exhibit to Temecula Valley Bancorp’s Form 10-Q, filed on May 17, 2004 and incorporated herein by reference)

4.2	Indenture between Temecula Valley Bancorp and Wilmington Trust Company dated January 17, 2008 *

4.3	Indenture between Temecula Valley Bancorp and U S Bank National Association dated September 17, 2003 *

4.4	Indenture between Temecula Valley Bancorp and Wilmington Trust Company dated September 20, 2004 *

4.5
Indenture between Temecula Valley Bancorp and Wilmington Trust Company dated September 29, 2005 (included as an exhibit to Temecula Valley Bancorp’s Form 10-Q, filed on November 14, 2005 and incorporated herein by reference)

4.6
Indenture between Temecula Valley Bancorp and Wilmington Trust Company dated September 27, 2006 (included as an exhibit to Temecula Valley Bancorp’s Form 8-K, filed on October 3, 2006 and incorporated herein by reference)

10.1	Temecula Valley Bank, N.A. Lease Agreement for Main Office (included as an exhibit to Temecula Valley Bancorp’s Form 10-K/SB, filed on March 11, 2003 and incorporated herein by reference)

10.2	Stephen H. Wacknitz Employment Agreement effective May 1, 2007 (included as an exhibit to Temecula Valley Bancorp’s Form 10-Q , filed on August 8, 2007 and incorporated by reference) #

10.4	First Amendment dated March 10, 2008 to Donald A. Pitcher Employment Agreement * #

10.5	Description of executive officer compensation (included with Temecula Valley Bancorp’s Form 8-K, filed on December 27, 2006 and incorporated herein by reference) #

10.6	401(k) (included with Temecula Valley Bancorp’s Form 10 K/SB, filed on April 16, 2004 and incorporated herein by reference) #

10.7	First Amendment dated March 10, 2008 to Frank Basirico, Jr. Employment Agreement * #

10.8	Amended and Restated Declaration of Trust among Wilmington Trust Company, Temecula Valley Bancorp and Administrators dated September 20, 2004 *

10.9	James W. Andrews Employment Agreement dated June 1, 2002 (included in Temecula Valley Bancorp’s Form 10-K/SB, filed on April 11, 2003 and incorporated herein by reference) #

10.10
1996 Incentive and Non Qualified Stock Option Plan (Employees), as amended by that certain First Amendment effective May 15, 2001 and that certain Second Amendment effective May 15, 2002 (included in Temecula Valley Bancorp's 10-K/SB, filed on April 11, 2003 and iincorporated herein by reference)#

10.11(a)	Form of ISO Stock Option Agreement for Employee Plan (included in Temecula Valley Bancorp’s Form 10-K, filed on March 31, 2005 and incorporated herein by reference) #

10.11(b)	Form of ISO Stock Option Agreement for Employee Plan with Acceleration Provisions (included in Temecula Valley Bancorp’s Form 10-K, filed on March 31, 2006 and incorporated herein by reference) #

10.11
1997 Non Qualified Stock Option Plan (Directors), as amended by that certain First Amendment effective May 15, 2001 and that certain Second Amendment effective May 15, 2002 (“Director Plan”) (included in Temecula Valley Bancorp's 10-K/SB, filed on April 11, 2003 and iincorporated herein by reference)#

10.12(a)	Form of NSO Stock Option Agreement for Director Plan (included in Temecula Valley Bancorp’s Form 10-K, filed on March 31, 2005 and incorporated herein by reference) #

10.12
Amended and Restated Salary Continuation Agreement between Temecula Valley Bank and Stephen H. Wacknitz dated September 30, 2004 (included in Temecula Valley Bancorp’s Form 10-Q/A, filed on November 18, 2004 and incororated herein by reference)#

10.13
Amended and Restated Salary Continuation Agreement between Temecula Valley Bank and Luther J. Mohr dated January 28, 2004 (included in Temecula Valley Bancorp’s Form 10-Q/A, filed on November 18, 2004 and incorporated herein by reference)#

10.14	Temecula Valley Bank Employee Stock Ownership Plan effective as of January 1, 2006 (included in Temecula Valley Bancorp’s Form 10-Q, filed on August 8, 2006 and incorporated herein by reference) #

10.15	The Executive Nonqualified Plan (included in Temecula Valley Bancorp’s Form 10-Q, filed on August 8, 2006 and incorporated herein by reference) #

10.16	Amendment to the Temecula Valley Bank Executive Supplemental Compensation Agreement between Temecula Valley Bank and Martin Plourd dated December 31, 2007*#

10.17	Amendment to the Split Dollar Agreement between Temecula Valley Bank and Martin Plourd dated December 31, 2007*#

10.17(a)
Temecula Valley Bancorp Inc. 2004 Stock Incentive Plan, as amended ("Stock Incentive Plan") (included in Temecula Valley Bancorp’s Form 10-Q, filed on August 20, 2004 and incorporated herein by reference) #

10.17(b)	Form of NSO Stock Option Agreement for Stock Incentive Plan (included in Temecula Valley Bancorp’s Form 10-K, filed on March 31, 2005 and incorporated herein by reference) #

10.17(c)	Form of ISO Stock Option Agreement for Stock Incentive Plan (included in Temecula Valley Bancorp’s Form 10-K, filed on March 31, 2005 and incorporated herein by reference) #

10.17(d)
Form of ISO Stock Option Agreement for Stock Incentive Plan with Acceleration Provisions (included in Temecula Valley Bancorp’s Form 10-K, filed on March 31, 2006 and incorporated herein by reference) #

10.18
Executive Deferred Compensation Agreement between Temecula Valley Bank and Stephen H. Wacknitz dated September 30, 2004 (included in Temecula Valley Bancorp’s Form 10-Q/A, filed on November 18, 2004 and incorporated herein by reference)#

10.19
Salary Continuation Agreement between Temecula Valley Bank and Stephen H. Wacknitz dated January 28, 2004 (included in Temecula Valley Bancorp’s Form 10-Q/A, filed on November 18, 2004 and incorporated herein by reference)#

10.20
Amended and Restated Salary Continuation Agreement between Temecula Valley Bank and Scott J. Word entered into December 29, 2006 (included in Temecula Valley Bancorp’s Form 10-K, filed on March 14, 2007 and incorporated herein by reference)#

10.21	Amendment to the Executive Supplemental Compensation Agreement between Temecula Valley Bank and Jim Andrews dated December 31, 2007*#

10.22
Split Dollar Agreement between Temecula Valley Bank and Luther J. Mohr dated September 30, 2004 (included in Temecula Valley Bancorp’s Form 10-Q/A, filed on November 18, 2004 and incorporated herein by reference) #

10.22(a)
First Amendment dated December 31, 2005 to Split Dollar Agreement between Temecula Valley Bank and Luther J. Mohr dated September 30, 2004 (included in Temecula Valley Bancorp’s Form 10-K, filed on March 31, 2006 and incorporated herein by reference)#

10.23
    Split Dollar Agreement between Temecula Valley Bank and Stephen H. Wacknitz dated September 30, 2004, (included in Temecula Valley Bancorp’s Form 10-Q/A, filed on November 18, 2004 and incorporated herein by reference)#

10.23(a)
Split Dollar Agreement between Temecula Valley Bank and Stephen H. Wacknitz executed November 2005 with an effective date of August 1, 2005 (included in Temecula Valley Bancorp’s Form 10-K, filed on March 31, 2006 and incorporated herein by reference)#

10.23(b)
First Amendment dated December 31, 2005 of Split Dollar Agreement between Temecula Valley Bank and Stephen H. Wacknitz dated September 30, 2004 (included in Temecula Valley Bancorp’s Form 10-K, filed on March 31, 2006 and incorporated herein by reference)#

10.23(c)
First Amendment dated December 31, 2005 of Split Dollar Agreement between Temecula Valley Bank and Stephen H. Wacknitz dated August 1, 2005 (included in Temecula Valley Bancorp’s Form 10-K, filed on March 31, 2006 and incorporated herein by reference)#

10.24
Amended and Restated Split Dollar Agreement between Temecula Valley Bank and Scott J. Word entered into December 29, 2006 (included in Temecula Valley Bancorp’s Form 10-K, filed on March 14, 2007 and  incorporated herein by reference)#

10.25	Donald A. Pitcher Employment Agreement dated December 4, 2006 (included in Temecula Valley Bancorp’s Form 8-K, filed on December 5, 2006 and incorporated herein by reference) #

10.26	Bonus Pool Arrangement/Executive Officer Compensation and Duties Title disclosure (included in Temecula Valley Bancorp’s Form 8-K filed on July 27, 2007 and incorporated herein by reference) #

10.27
Amended and Restated Salary Continuation Agreement between Temecula Valley Bank and Thomas M. Shepherd entered into December 29, 2006 (included in Temecula Valley Bancorp’s Form 10-K, filed on March 31, 2005 and  incorporated herein by reference)#

10.28
Amended and Restated Split Dollar Agreement between Temecula Valley Bank and Thomas M. Shepherd entered into December 29, 2006 (included in Temecula Valley Bancorp’s Form 10-K, filed on March 14, 2007 and  incorporated herein by reference)#

10.29
Amended and Restated Salary Continuation Agreement between Temecula Valley Bank and Donald A. Pitcher entered into December 29, 2006 (included in Temecula Valley Bancorp’s Form 10-K, filed on March 14, 2007 and incorporated herein by reference)#

10.30
Amended and Restated Split Dollar Agreement between Temecula Valley Bank and Donald A. Pitcher entered into December 29, 2006 (included in Temecula Valley Bancorp’s Form 10-K, filed on March 14, 2007 and  incorporated herein by reference)#

10.31	William H. McGaughey Employment Agreement dated January 4, 2005 (included in Temecula Valley Bancorp’s Form 10-K, filed on March 31, 2005 and incorporated herein by reference) #

10.32
Salary Continuation Agreement between William McGaughey and Temecula Valley Bank dated June 1, 2005 (included in Temecula Valley Bancorp’s Form 10-Q, filed on August 9, 2005 and incorporated herein by reference) #

10.33	Executive Officer Compensation disclosure (included in Temecula Valley Bancorp’s Form 8-K, filed on February 7, 2006 and incorporated herein by reference) #

10.34
Description of executive officer compensation and description of Bonus Pool Arrangement-Revised and Restated (included in Temecula Valley Bancorp’s Form 8-K, filed on March 7, 2006, and incorporated by reference) revising Executive Officer Compensation-Revised and Restated (originally filed as Exhibit 10.34 on February 7, 2006 to Temecula Valley Bancorp’s Form 8-K and incorporated herein by reference)#

10.35
Director compensation disclosure filed on December 27, 2006 (included in Temecula Valley Bancorp’s Form 8-K, filed on December 27, 2006, and incorporated by reference) revising Director Compensation disclosure originally filed February 2, 2006 to Temecula Valley Bancorp’s Form 8-K and incorporated herein by reference)#

10.36	Executive Officer Compensation disclosure (included in Temecula Valley Bancorp’s Form 8-K, filed on July 27, 2007 and incorporated herein by reference) #

10.37	Executive Officer Compensation disclosure (included in Temecula Valley Bancorp’s Form 8-K, filed on July 27, 2007 and incorporated herein by reference) #

10.38	David Bartram Employment Agreement effective November 19, 2007 (included as an exhibit to Temecula Valley Bancorp’s Form 8-K, filed on November 21, 2007 and incorporated herein by reference) #

10.39	Frank Basirico, Jr. Employment Agreement dated February 10, 2006 (included in Temecula Valley Bancorp’s Form 10-K, filed on March 31, 2006 and incorporated herein by reference) #

10.40	Indemnification provided to U.S. Stock Transfer dated December 8, 2005 (included in Temecula Valley Bancorp’s Form 10-K, filed on March 31, 2006 and incorporated herein by reference)

10.41	Indemnification provided by Director to Temecula Valley Bancorp dated December 8, 2005, (included in Temecula Valley Bancorp’s Form 10-K, filed on March 31, 2006 and incorporated herein by reference)

10.42	Purchase Agreement dated as of September 27, 2006 (included in Temecula Valley Bancorp’s Form 8-K, filed on October 3, 2006 and incorporated herein by reference)

10.43	Form of Registration Rights Agreement dated November 21, 2006 (included in Temecula Valley Bancorp’s Form 8-K, filed on November 22, 2006 and incorporated herein by reference)

10.44	Forms of Subscription Agreement dated November 21, 2006 (included in Temecula Valley Bancorp’s Form 8-K, filed on November 22, 2006 and incorporated herein by reference)

10.45
Executive Supplemental Compensation Agreement between Temecula Valley Bank and James W. Andrews entered into December 29, 2006 (included in Temecula Valley Bancorp’s Form 10-K, filed on March 14, 2007 and incorporated herein by reference)#

10.46
Split Dollar Agreement between Temecula Valley Bank and James W. Andrews entered into December 29, 2006 (included in Temecula Valley Bancorp’s Form 10-K, filed on March 14, 2007 and incorporated herein by reference) #

10.47
First Amendment dated December 29, 2006 to the Split Dollar Agreement between Temecula Valley Bank and William H. McGaughey dated June 1, 2006 (included in Temecula Valley Bancorp’s Form 10-K, filed on March 14, 2007 and incorporated herein by reference)#

10.48
Executive Supplemental Compensation Agreement between Temecula Valley Bank and Martin E. Plourd entered into December 29, 2006 (included in Temecula Valley Bancorp’s Form 10-K, filed on March 14, 2007 and incorporated herein by reference)#

10.49
Split Dollar Agreement between Temecula Valley Bank and Martin E. Plourd entered into December 29, 2006 (included in Temecula Valley Bancorp’s Form 10-K, filed on March 14, 2007 and incorporated herein by reference) #

10.50
Executive Supplemental Compensation Agreement between Temecula Valley Bank and Frank Basirico, Jr. entered into December 29, 2006 (included in Temecula Valley Bancorp’s Form 10-K, filed on March 14, 2007 and incorporated herein by reference)#

10.51
Split Dollar Agreement between Temecula Valley Bank and Frank Basirico, Jr. entered into December 29, 2006 (included in Temecula Valley Bancorp’s Form 10-K, filed on March 14, 2007 and incorporated herein by reference) #

10.52	First Amendment dated March 10, 2008 to William H. McGaughey Employment Agreement* #

10.53	Second Amendment dated March 10, 2008 to James W. Andrews Employment Agreement* #

10.54	Amended and Restated Trust Agreement among Temecula Valley Bancorp, Wilmington Trust Company and the Administrative Trustees dated January 17, 2008 *

10.55	Amended and Restated Declaration of Trust among U S Bank National Association, Temecula Valley Bancorp and Administrators dated September 17, 2003 *

10.56
Amended and Restated Declaration of Trust among Temecula Valley Bancorp, Wilmington Trust Company and the Administrators dated September 25, 2005 (included in Temecula Valley Bancorp’s Form 10-Q, filed November 4, 2005 and incorporated herein by reference)

10.57	Amendment to the Split Dollar Agreement between Temecula Valley Bank and Scott J. Word dated December 31, 2007*#

10.58	Amendment to the Salary Continuation Agreement between Temecula Valley Bank and Scott J. Word dated December 31, 2007*#

10.59	Amendment to the Salary Continuation Agreement between Temecula Valley Bank and Donald A. Pitcher dated December 31, 2007*#

10.60	Amendment to the Split Dollar Agreement between Temecula Valley Bank and Donald A. Pitcher dated December 31, 2008*#

10.61	Amendment to the Split Dollar Agreement between Temecula Valley Bank and Jim Andrews dated December 31, 2008*#

10.62
Amended and Restated Declaration of Trust among Temecula Valley Bancorp, Wilmington Trust Company and the Administrative Trustees dated September 27, 2006 (included in Temecula Valley Bancorp’s Form 8-K, filed October 3, 2006 andincorporated herein by reference)

23.1	Consent of Independent Registered Public Accountants *

31.1	Rule 13a-14(a) Certification of Chief Executive Officer *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer *

_____
*Filed herewith
# Management contract or compensatory plan or arrangement