Form 10-Q
period 2008-03-31
TEMECULA VALLEY BANCORP INC
filed 2008-05-12
CIK 1172678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008

or

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
None
(Former name, former address and former fiscal year, if changed since last report)

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
Large accelerated filer [ ]          Accelerated Filer [X]          Non-accelerated filer [ ]        Small Company Reporter [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]   No  [X]

As of May 9, 2008, there were 10,028,267 shares of the registrant’s common stock, no par value per share, outstanding.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION		3
ITEM 1	FINANCIAL STATEMENTS (UNAUDITED)	3
	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7
ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10
	OVERVIEW	10
	FINANCIAL CONDITION	12
	RESULTS OF OPERATIONS	18
	LIQUIDITY	22
	CAPITAL PLANNING	23
	CRITICAL ACCOUNTING POLICIES AND ESTIMATES	23
	LOAN COMMITMENTS AND RELATED FINANCIAL INSTRUMENTS	24
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25
ITEM 4	CONTROLS AND PROCEDURES	25

PART II - OTHER INFORMATION		25
ITEM 1	LEGAL PROCEEDINGS	26
ITEM 1A	RISK FACTORS	26
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	26
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	26
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	26
ITEM 5	OTHER INFORMATION	26
ITEM 6	EXHIBITS	27
	SIGNATURES	27

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS (Unaudited)
TEMECULA VALLEY BANCORP INC.
Consolidated Statements of Financial Condition
(Unaudited)
	March 31, 2008	December 31, 2007
ASSETS	(dollars in thousands, except share and per share data)
Cash and Due from Banks	$13,774	$13,210
Federal Funds Sold	27,270	4,220
TOTAL CASH AND CASH EQUIVALENTS	41,044	17,430

Interest-bearing deposits in financial institutions	1,000	1,000
FNMA Mortgage-backed Security HTM (fair value of $3,036 at March 31, 2008 and $3,046 at December 31, 2007)	2,974	2,981

Loans Held for Sale	222,743	207,391
Loans:
Commercial	71,089	68,761
Real Estate – Construction	516,162	481,849
Real Estate – Other	217,241	229,123
SBA	240,374	248,908
Consumer and other	3,789	3,632
TOTAL LOANS HELD IN PORTFOLIO	1,048,655	1,032,273
Net Deferred Loan Fees	(1,188)	(1,947)
Allowance for Loan Losses	(16,969)	(16,022)
TOTAL NET LOANS HELD IN PORTFOLIO	1,030,498	1,014,304

Federal Home Loan Bank Stock, at Cost	2,944	2,905
Premises and Equipment	5,952	5,271
Other Real Estate Owned	3,091	-
Cash Surrender Value of Life Insurance	28,294	28,034
Deferred Tax Assets	12,798	12,298
SBA Servicing Assets	5,095	5,350
SBA Interest-Only Strips Receivable	6,090	6,599
Accrued Interest Receivable	5,706	6,827
Other Assets	7,980	8,135
TOTAL ASSETS	$1,376,209	$1,318,525

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non Interest-Bearing Demand	$144,213	$133,867
Money Market and NOW	155,811	146,270
Savings	28,386	28,059
Time Deposits, Under $100,000	470,817	453,272
Time Deposits, $100,000 and Over	398,165	399,603
TOTAL DEPOSITS	1,197,392	1,161,071

Accrued Interest Payable	2,054	2,329
Junior Subordinated Debt	56,924	34,023
Dividend Payable	403	405
Other Liabilities	11,640	12,738
TOTAL LIABILITIES	1,268,413	1,210,566
Shareholders’ Equity:
Common Stock No Par Value; 40,000,000 Shares
Authorized; 10,063,267 and 10,147,910 Shares Issued
and Outstanding at March 31, 2008 and December 31, 2007	35,960	37,178
Retained Earnings	71,836	70,781
TOTAL SHAREHOLDERS’ EQUITY	107,796	107,959
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,376,209	$1,318,525
See accompanying notes to the consolidated financial statements

TEMECULA VALLEY BANCORP INC.
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended March 31,
2008		2007
INTEREST INCOME		(dollars in thousands, except share and per share data)
Loans, including fees	$25,646	$28,078
Investment Securities	45	18
Due from Banks-Time	13	1
Federal Funds Sold	225	263
TOTAL INTEREST INCOME	25,929	28,360
INTEREST EXPENSE
Money Market and NOW	669	968
Savings Deposits	31	24
Time Deposits	10,695	10,284
Junior Subordinated Debt and Other Borrowings	1,038	834
TOTAL INTEREST EXPENSE	12,433	12,110
NET INTEREST INCOME	13,496	16,250
Provision for Loan Losses	2,200	415
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	11,296	15,835
NON INTEREST INCOME
Service Charges and Fees	152	149
Gain on Sale of Loans	830	2,297
Gain (Loss) on Other Assets and Other Real Estate Owned	52	(14)
Servicing Income (Loss)	(29)	(855)
Loan Broker Income	616	1,386
Loan Related Income	413	458
Other Income	717	517
TOTAL NON INTEREST INCOME	2,751	3,938
NON INTEREST EXPENSE
Salaries and Employee Benefits	7,612	8,638
Occupancy Expenses	846	792
Furniture and Equipment	490	472
Data Processing	347	352
Marketing and Business Promotion	263	344
Legal and Professional	381	309
Regulatory Assessments	244	55
Travel & Entertainment	211	306
Loan Related Expense	468	621
Office Expenses	582	658
Other Expenses	201	117
TOTAL NON INTEREST EXPENSE	11,645	12,664
INCOME BEFORE INCOME TAX EXPENSE	2,402	7,109
Income Tax expense	944	2,930
NET INCOME	$1,458	$4,179
Per Share Data :
Earnings Per Share – Basic	$0.14	$0.39
Earnings Per Share – Diluted	$0.14	$0.38

Average number of shares outstanding	10,101	10,602
Average number of shares and equivalents	10,217	11,125

See accompanying notes to the consolidated financial statements

TEMECULA VALLEY BANCORP INC.
Consolidated Statements of Shareholders’ Equity
(Unaudited)
				Accumulated
		Common		Other
		Stock	Retained	Comprehensive
	Shares	& Surplus	Earnings	Income (Loss)	Total
		(dollars in thousands, except share and per share data)

Balance at January 1, 2007	10,587	$46,383	$57,052	$(172)	$103,263
Exercise of Stock Options,
Including the Realization of Tax Benefits of $10	27	112			112
Stock-based compensation		190			190
Adjustment for adoption of FASB 155			(172)	172	-
Net Income			4,179		4,179
Balance at March 31, 2007	10,614	$46,685	$61,059	$-	$107,744

Balance at January 1, 2008	10,148	$37,178	$70,781	$-	$107,959
Exercise of Stock Options, Including the Realization of Tax Benefits of $96	65	322			322
Repurchase and retirement of common stock	(150)	(1,680)			(1,680)
Stock-based compensation		140			140
Cash dividends ($0.04 per share)			(403)		(403)
Net Income			1,458		1,458
Balance at March 31, 2008	10,063	$35,960	$71,836	$-	$107,796

See accompanying notes to the consolidated financial statements

TEMECULA VALLEY BANCORP INC.
Consolidated Statements of Cash Flows
(Unaudited)
	For the three months ended March 31,
	2008	2007
OPERATING ACTIVITIES	(dollars in thousands)
Net Income	$1,458	$4,179
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for loan losses	2,200	415
Depreciation and amortization	478	433
Fair value adjustment on servicing assets and I/O strips receivable	1,475	2771
Amortization of debt issuance cost	15	18
Net amortization of securities premiums	5	3
Net change in deferred loan origination fees	(759)	569
Provision for deferred taxes	(500)	(300)
Gain on sale of loans	(830)	(2,297)
Loans originated for sale	(42,535)	(68,500)
Proceeds from loan sales	28,014	42,422
Loss (gain) on sale of other real estate owned and fixed assets	(52)	14
Share-based compensation expense	140	190
Earnings on cash surrender value of life Insurance	(260)	(229)
Federal Home Loan Bank stock dividends	(39)	(29)
Net change in accrued interest, other assets and other liabilities	(887)	(3,526)
NET CASH USED IN OPERATING ACTIVITIES	(12,077)	(23,867)

INVESTING ACTIVITIES
Purchases of held-to-maturity investments	(298)	(297)
Proceeds from maturities of held-to-maturity securities	300	300
Net decrease (increase) in loans	(20,742)	(608)
Purchase of loans	(716)	(9,883)
Purchases of premises and equipment	(1,112)	(581)
Proceeds from sale of premises and equipment	16	93
Proceeds from sale of other real estate owned	784	1,241
NET CASH USED IN INVESTING ACTIVITIES	(21,768)	(9,735)

FINANCING ACTIVITIES
Net increase in demand deposits and savings accounts	20,214	19,670
Net increase in time deposits	16,107	50,682
Proceeds from exercise of stock options	226	102
Proceeds from issuance of junior subordinated debt	22,901	-
Cash dividends on common stock	(405)	-
Repurchase and retirement of common stock	(1,680)	-
Excess tax benefits from exercise of stock options	96	10
NET CASH PROVIDED BY FINANCING ACTIVITIES	57,459	70,464

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,614	36,862
Cash and cash equivalents at beginning of year	17,430	33,469
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$41,044	$70,331
Supplemental Disclosures of Cash Flow Information:
Interest paid	$12,651	$12,063
Income taxes paid, net of refunds	$285	$1,640
Transfer of loans to other real estate owned	$3,823	$722

See accompanying notes to the consolidated financial statements

TEMECULA VALLEY BANCORP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For the three months ended March 31, 2008 and 2007

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

Our holding company is also the common stockholder of Temecula Valley Statutory Trust II, Temecula Valley Statutory Trust III, Temecula Valley Statutory Trust IV, Temecula Valley Statutory Trust V, and Temecula Valley Statutory Trust VI. In accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”, these trusts are not included in our consolidated financial statements.

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

The results of operations for the three month period ended March 31, 2008, are not necessarily indicative of the results to be expected for the full year. These financial statements do not include all disclosures associated with our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC and, accordingly, should be read in conjunction with such statements. In our opinion, the unaudited financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to fairly present our financial position on March 31, 2008.

Certain prior year amounts have been reclassified to conform to the current period’s presentation.

Note 1 – Significant Accounting Policies

Significant accounting policies we follow are presented in Note A to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Effective January 1, 2008, we have adopted Financial Accounting Standards Boards (“FASB”) No. 157 and No. 159 as described below.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We have adopted FAS 157 effective January 1, 2008. The adoption had no effect on our financial condition or results of operations.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008, the effective date of the standard.

In September 2006, the Financial Accounting Standard Board (“FASB”) Emerging Issues Task Force (“EITF”) finalized Issue No. 06-4, ”Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or the future death benefit depending on the contractual terms of the underlying agreement. The Company adopted EITF 06-4 on January 1, 2008. The adoption of this standard did not have a material impact on the Company’s financial statements.

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

No cash dividends were paid by our bank prior to the formation of our company in 2002. During 2007, our board of directors authorized three cash dividends. The first cash dividend was authorized in May 2007, a $0.04 per share cash dividend payable on July 16, 2007 to shareholders of record as of July 2, 2007. The second cash dividend was authorized in August 2007, a $0.04 per share cash dividend payable on October 15, 2007 to shareholders of record as of October 1, 2007. The third cash dividend was authorized in November 2007, a $.04 per share cash dividend payable on January 15, 2008 to shareholders of record on January 1, 2008. In addition, a cash dividend was authorized in March 2008, a $.04 per share cash dividend payable April 15, 2008 to shareholders of record on April 1, 2008.

Note 3 – Fair Value

Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities’ relationship to other benchmark quoted securities (Level 2 inputs).

The fair value of I/O strip receivable assets is based on a valuation model used by an independent appraiser. The Company is able to compare the valuation model inputs and results to widely available published industry data for reasonableness (Level 2 inputs).

		Fair Value Measurements at March 31, 2008 Using
	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
SBA Servicing Assets	$5,095			$5,095
SBA Interest-Only Strips Receivable	$6,090			$6,090

The loans held for sale consist of SBA 7a loans and SBA 504 loans that have relatively long turnover periods as they are not sold until the construction is complete. Additionally, loans held for sale include the second trust deed of SBA 504 for loans which can take up to 6 months to be purchased by an SBA approved Community Development Corp. The majority of these loans are at floating rates and, consequently, fair values generally are stable, which currently results in carrying the loans at historical cost.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2008 Using
	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$25,306			25,306

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $25.3 million, with a valuation allowance of $5.6 million at March 31, 2008.

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

We are organized as a single operating segment with a focus upon three business lines. The first is community banking through our eleven full-service banking offices located in Carlsbad, Corona, El Cajon, Escondido, Fallbrook, Murrieta, Ontario, Solana Beach, San Marcos, Temecula, and in the Rancho Bernardo area of San Diego. The second is operations by our Real Estate Industries Group of our bank that focuses on construction lending and maintains loan production offices in Corona and San Rafael, both in California. The third focus area is our network of SBA loan production offices in Arizona, California, Florida, Nevada, Oregon, and Texas.

Since we opened in 1996, we experienced substantial annual growth through the end of 2006. Since the beginning of 2007, growth has been moderate due to a sale of $59.0 million in 1st trust deed loans in 2007 and the general slowdown in the real estate market continuing into 2008. We plan to continue to expand our full service and/or loan production office locations if they make good business sense and are located within our geographic service areas or contiguous markets and if the target offices can be staffed with seasoned bankers that fit our culture. The following table highlights selected financial data for the three periods ended March 31, 2008 and 2007, and the year ended December 31, 2007:

	For the Three Months Ended March 31,
	2008	2007
Income Statement:	(dollars and shares in thousands, except per share data)
Interest income	$25,929	$28,360
Interest expense	12,433	12,110
Net interest income	13,496	16,250
Provision for loan losses	2,200	415
Net interest income after provision for loan losses	11,296	15,835
Non interest income	2,751	3,938
Non interest expense	11,645	12,664
Income before income taxes	2,402	7,109
Provision for income taxes	944	2,930
Net income	$1,458	$4,179

Per Share Data:
Basic earnings per share	$0.14	$0.39
Diluted earnings per share	$0.14	$0.38

Average common shares outstanding	10,101	10,602
Average common shares (dilutive)	10,217	11,125
Book value per share	$10.71	$10.15

Selected Ratios:
Net Interest Margin	4.16%	5.54%
Efficiency Ratio	71.67%	62.73%

Return on average assets	0.43%	1.34%
Return on average equity	5.44%	16.04%

	March 31, 2008	December 31, 2007
Total assets	$1,376,209	$1,318,525
Loans Held-for-sale	222,743	207,391
Gross loans (excluding held-for-sale)	1,048,655	1,032,273
Total deposits	1,197,392	1,161,071
Junior Subordinated Debt	56,924	34,023
FHLB Advances	-	-
Shareholders' Equity	107,796	107,959

Net Charge offs – year to date	$1,253	$1,100
Net Charge offs / average total loans (annualized)	0.40%	0.09%

Gross non-performing loans	$68,350	$30,936
Other Real Estate Owned, gross	3,091	-
Gross non-performing assets / average total loans	5.64%	2.58%

Non-performing loans, net of guarantees	$57,914	$20,557
Other Real Estate Owned, net of guarantees	2,275	-
Net non-performing assets / average total loans	4.75%	1.72%

Allowance for loan loss	$16,969	$16,022
Allowance for loan loss/net loans and loans held-for-sale	1.34%	1.29%
Allowance for loan loss/net loans excluding loans held-for-sale	1.62%	1.56%
Allowance for loan loss/gross nonperforming loans	24.83%	51.79%
Allowance for loan loss/net nonperforming loans	29.30%	77.94%

Tier I leverage ratio	10.41%	10.63%
Tier I risk based ratio	9.82%	9.65%
Total risk based ratio	12.35%	10.80%

FINANCIAL CONDITION

Balance Sheet Summary

Total assets were $1.38 billion at March 31, 2008, compared to $1.32 billion at December 31, 2007, an increase of $57.7 million or 4.37%. Total loans, and loans held-for-sale, excluding deferred loan fees and allowance for loan loss, were $1.27 billion at March 31, 2008, an increase of $31.7 million or 2.56%, from $1.24 billion at December 31, 2007. Total deposits were $1.20 billion at March 31, 2008, an increase of $36.3 million or 3.13%, from $1.16 billion at December 31, 2007. Total shareholders’ equity was $107.8 million at March 31, a decrease of $163 thousand or 0.15%, from $108.0 million at December 31, 2007.

Cash and Cash Equivalents

Cash and cash equivalents were $41.0 million as of March 31, 2008. Cash and cash equivalents consist of federal funds sold of $27.3 million, compared to $4.2 million at December 31, 2007, an increase of $23.1 million. The increase in the first three months of 2008 is largely attributable to a $36.3 million increase in total deposits, the $22.9 million increase in junior subordinated debt, offset by a $31.7 million increase in total loans and loans held-for-sale.

Investment Securities

At March 31, 2008, our FNMA mortgage-backed securities, with an amortized cost and fair value of $3.0 million, were classified as held-to-maturity. These securities were purchased in November 2006 and July 2007, and mature in 2036 and 2037, respectively.

Loans

Total loans, excluding loans held-for-sale, were $1.05 billion at March 31, 2008, compared to $1.03 billion at December 31, 2007, an increase of $16.4 million or 1.59%. The loan portfolio composition is primarily construction, commercial, and real estate secured loans. SBA loans, of which we are an active originator, comprise approximately 21% and 23% of net loans outstanding as of March 31, 2008 and December 31, 2007, respectively. Typical of community bank loan markets, a significant portion of our portfolio is real estate secured. Approximately 93% of the loan portfolio at March 31, 2008 and December 31, 2007 was real estate secured. Approximately 49% and 47% of our lending portfolio was classified as real estate construction loans as of March 31, 2008 and December 31, 2007, respectively.

In 2006, we began purchasing participations in the unguaranteed portions of SBA 7(a) loans to be held in our loan portfolio (“purchase program”). The purchase program has low acquisition costs and enables us to further leverage our SBA expertise. The participations are purchased based upon their payment history and other selected underwriting criteria. We feel that the addition of the purchase program has enabled us to further diversify our loan portfolio by adding more small business borrowers who are located throughout the United States. At March 31, 2008, we had $146.5 million in outstanding purchased participation balances, down from $156.0 million at December 31, 2007. Only $716 thousand of loans were purchased during the first quarter of 2008. No further purchases are anticipated due to the elimination of this department so we can concentrate on traditional SBA products. The participations are purchased from other financial institutions that are eligible to participate in the SBA 7(a) program. The participation agreements are tri-party agreements among the selling financial institution, the SBA and us.

In December 2006, the federal banking agencies issued final guidance to reinforce sound risk management practices for bank holding companies and banks in commercial real estate (“CRE”) loans. The guidance establishes CRE concentration thresholds as criteria for examiners to identify CRE concentration that may warrant further analysis. The implementation of these guidelines has not resulted in increased reserves or capital costs for our bank. We believe that our CRE portfolio concentration risk as of March 31, 2008 is mitigated due to low loan-to-value ratios, adequate debt coverage ratios, and a wide variety of property types. Under the final guidance, our ratio of commercial real estate loans, excluding owner-occupied properties, to capital as of March 31, 2008, is approximately 368%. While this exceeds the 300% benchmark set by the guidance, we believe we have implemented enhanced risk management practices as recommended by the guidance. These practices include the review and analysis of detailed monthly construction loan status reports, detailed monthly geographic concentration reports by product type and county location, detailed monthly commercial real estate concentration reports, and centralized monitoring and servicing of our commercial real estate term loans.

The weighted-average loan-to-value for our real estate loan portfolio, excluding owner occupied properties, is approximately 58% at March 31, 2008. The following table summarizes our loan portfolio, (including loans held-for-sale, excluding deferred loan fees and allowance for loan loss), by type of loan and their percentage distribution:

	March 31, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Loan portfolio composition:	(dollars in thousands)
Commercial	$71,189	6%	$68,761	6%
Real estate - Construction	628,789	49%	587,992	47%
Real estate – Other	299,528	23%	292,869	23%
SBA	268,103	21%	286,410	23%
Consumer	3,789	1%	3,632	1%
Total Loans	$1,271,398	100%	$1,239,664	100%

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

The allowance for loan losses was $17.0 million at March 31, 2008 and $16.0 million at December 31, 2007. The allowance for loan losses as a percentage of net loans outstanding and loans held-for-sale was 1.34% as of March 31, 2008 and 1.29% at December 31, 2007. The allowance for loan losses as a percentage of net loans outstanding excluding loans held-for-sale was 1.62% as of March 31, 2008, and 1.56% as of December 31, 2007.

A summary of the allowance for loan losses for the three months ended March 31, 2008 and 2007, and the year ended December 31, 2007 follows:

	Allowance for Loan Losses
	March 31, 2008	December 31, 2007	March 31, 2007
	(dollars in thousands)
Loans outstanding and loans held-for-sale	$1,270,210	$1,237,717	$1,179,789
Average amount of loans outstanding	1,266,788	1,196,849	1,167,399
Balance of allowance for loan losses, beginning of periods	16,022	12,522	12,522
Loans charged off:
Commercial	(894)	(449)	(38)
Real Estate - Construction	(350)	(100)	-
Real Estate – Other	(173)	(787)	(441)
Consumer	(2)	-	-
Total loans charged off	$(1,419)	$(1,336)	$(479)

Recoveries of loans previously charged off:
Commercial	7	148	-
Real Estate - Construction	-	-	-
Real Estate – Other	159	88	-
Consumer	-	-	-
Total loan recoveries	$166	$236	$-
Net loans charged off	(1,253)	(1,100)	(479)
Provision for loan loss expense	2,200	4,600	415
Balance, end of period	$16,969	$16,022	$12,458

Ratio of net charge-offs to average loans (annualized)	0.40%	0.09%	0.16%

Nonaccrual, Past Due, Restructured Loans and Other Real Estate Owned (“OREO”)

At March 31, 2008, gross nonaccrual loans totaled $68.4 million, a $37.4 million or 120.94% increase from gross nonaccrual loans of $30.9 million at December 31, 2007. Construction loans accounted for $35.2 million of the increase. The OREO balance was $3.1 million at March 31, 2008, compared to no OREO at December 31, 2007. Restructured loans were $527 thousand at March 31, 2008 and $539 thousand as of December 31, 2007. The following table presents information concerning nonaccrual loans, OREO, accruing loans which are contractually past due 90 days or more, as to interest or principal payments and still accruing, and restructured loans:

	March 31, 2008			December 31, 2007
	Gross	Government	Net	Gross	Government	Net
	Balance	Guaranteed	Balance	Balance	Guaranteed	Balance
Nonaccrual loans (Gross):	(dollars in thousands)
Commercial	$1,741	$(431)	$1,310	$371	$-	$371
Real Estate - Construction	46,452	(1,363)	45,089	11,242	(288)	10,954
Real Estate - Other	20,157	(8,642)	11,515	19,323	(10,091)	9,232
Consumer	-	-	-	-	-	-
Total	68,350	(10,436)	57,914	30,936	(10,379)	20,557
OREO	3,091	(816)	2,275	-	-	-
Total nonaccrual loans and OREO	$71,441	$(11,252)	$60,189	$30,936	$(10,379)	$20,557

Gross nonaccrual loans as a percentage of total loans			5.38%			2.50%
Gross nonaccrual loans and OREO as a percentage of total loans and OREO			5.68%			2.50%
Allowance for loan losses to total net loans (including held-for-sale)			1.34%			1.29%
Allowance for loan losses to total net loans (excluding held-for-sale)			1.62%			1.56%
Allowance for loan losses to gross nonaccrual loans			24.83%			51.79%

Loans past due 90 days or more on accrual status:
Commercial			$-			$-
Real Estate			-			-
Installment			-			-
Total			$-			$-

Restructured loans:
On accrual status			$527			$-
On nonaccrual status			-			539
Total			$-			$539

Cash Surrender Value of Life Insurance

The cash surrender value of life insurance is bank-owned life insurance (“BOLI”) which is the purchase of single premium life insurance on certain executives. We are the owner and beneficiary of these policies with split-dollar agreements on certain executives. The BOLI had a balance of $28.3 million at March 31, 2008, compared to $28.0 million at December 31, 2007, an increase of $260 thousand. The increase is the result of year-to-date net earnings on the policies.

Servicing Asset and Interest-Only Strips Receivable

Two components of non interest-earning assets are the SBA servicing and SBA interest-only (I/O) strip receivable assets. At March 31, 2008, we were servicing approximately $362.3 million of the guaranteed portion of 7(a) and USDA Business and Industry (“B&I”) loans previously sold with a weighted-average servicing rate of 1.67%. At December 31, 2007, we were servicing approximately $374.4 million of the guaranteed portion of 7(a) loans previously sold with a weighted-average servicing and I/O rate of 1.69%.

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

The servicing asset represents the value of the contractual servicing fee less adequate servicing compensation. Adequate servicing compensation in the SBA industry has been considered 40 basis points. Therefore, the servicing asset value is based upon the contractual servicing fee of generally 1%, less adequate servicing compensation of 40 basis points. At March 31, 2008 and December 31, 2007, we had servicing assets of $5.1 million, and $5.4 million, respectively, which approximate fair value. When the interest rate retained exceeds the contractual servicing fee, generally 1% for SBA 7(a) loans, the excess over 1% is considered the I/O. At March 31, 2008 and December 31, 2007, we had I/O strips of $6.1 million, and $6.6 million, respectively, which approximate fair value. Fair value is estimated by discounting estimated future cash flows from the I/O strips using assumptions similar to those used in valuing servicing assets. Included in the SBA 7(a) totals are USDA B&I loans. These B&I loans usually carry an 80% government guarantee, and are sold in the secondary market much like SBA 7(a) loans. The serviced balance of B&I loans as of March 31, 2008 was $29.5 million.

For the first three months of 2008, we recognized a decrease in the fair value of servicing assets and the interest-only strips receivable. The change in value was caused primarily by lower outstanding servicing portfolio and slightly lower weighted average servicing rate. A summary of the changes in the related servicing asset and I/O strips receivable are as follows:

	Servicing Assets
	March 31, 2008	December 31, 2007
	(dollars in thousands)
Balance at Beginning of Period	$5,350	$8,288
Increase from Loan Sales	262	1,557
Amortization Charged to Income	-	-
Fair Market value adjustment	(517)	(4,495)
Balance at End of Period	$5,095	$5,350

	Interest-Only Strips Receivable
	March 31, 2008	December 31, 2007
	(dollars in thousands)
Balance at Beginning of Period	$6,599	$13,215
Increase from Loan Sales	449	69
Amortization Charged to Income	-	-
Fair Market value adjustment	(958)	(6,685)
Balance at End of Period	$6,090	$6,599

Servicing income is a component of non-interest income in the consolidated statement of income. The $29 thousand loss for the first quarter of 2008 was comprised of $1.5 million of servicing income and $1.5 million of expense due to the fair value adjustment. For the first quarter of 2007, servicing income was comprised of $2.0 million of servicing income and $2.8 million of expense due to the fair value adjustment.

The servicing calculations contain certain assumptions such as expected life of the loan and the discount rate used to compute the present value of future cash flows. The exposure of the loan life assumption is if loans prepay faster than expected. The exposure to the discount rate assumption is if rates increase significantly. Such exposure can result in a decrease in servicing income. With the assistance of a quarterly external appraisal, the servicing asset and I/O strip receivables are recorded at fair value. The contractual term of the underlying financial assets is predominately greater than 21 years. The table below summarizes the constant repayment rates (“CPR”) for national SBA pools for each year following the date of origination based on their maturities at March 31, 2008:

SBA Pools - Constant Prepayment Rates
Variable Rate Pools
March 31, 2008
Issue Date	< 8 Yr Life CPR	8-10 Yr Life CPR	10-13 Yr Life CPR	13-16 Yr Life CPR	16-20 Yr Life CPR	> 20 Yr Life CPR
Year 1	8.95	7.86	6.94	6.80	7.95	7.06
Year 2	17.37	16.13	14.19	13.01	14.12	13.59
Year 3	21.51	20.26	18.58	16.95	18.52	18.72
Year 4	22.07	21.06	20.55	18.91	21.35	22.55
Year 5	19.82	19.40	20.50	19.20	22.77	25.21
Year 6	15.58	16.16	18.89	18.12	22.97	26.80
Year 7	10.58	12.27	16.17	15.99	22.13	27.44
Year 8	5.88	8.68	12.79	13.13	20.44	27.23
Year 9	0.00	6.28	9.23	9.87	18.07	26.29
Year 10	0.00	5.32	5.95	6.52	15.27	24.75
Year 11+	0.00	0.00	3.24	2.15	8.21	18.37

The value of the servicing asset would decrease $673 thousand if prepayment speeds increased 10% and the value of the servicing asset would decrease $1.3 million if prepayment speeds increased 20%.

The expected overall average life of the servicing portfolio is 3.48 years. The following schedule displays the weighted-average discount rates for each SBA pool after applying the CPRs identified above and our estimated discount rates for each SBA pool at March 31, 2008 based on assessing each component:

March 31, 2008
Original Maturity		Disc Rate
< 8	Years	12.94%
8-10	Years	13.68%
10-13	Years	13.54%
13-16	Years	13.36%
16-20	Years	12.85%
> 20	Years	12.60%

The servicing assets value would decrease $252 thousand if the discount rate increased 1% and the servicing assets value would decrease $493 thousand if the discount rate increased 2%. The amount of interest retained on the sold portion of the SBA 7(a) loans does not change even though most of the underlying loans are variable rate. Since the retained interest is fixed, changes in interest rates impact the value. Therefore, when rates rise, the value declines and when rates decline the value increases.

Other Assets

Premises and equipment, accrued interest, and deferred tax assets are other major components of assets. Following is a summary of these items as of March 31, 2008 and December 31, 2007.

•	Premises and equipment was $6.0 million at March 31, 2008, compared to $5.3 million at December 31, 2007, a 12.9% or $681 thousand increase due to finalization of leasehold improvement projects.
•
Accrued interest was $5.7 million at March 31, 2008, compared to $6.8 million at December 31, 2007, a 16.42% or $1.1 million decrease. The decrease in accrued interest is a result of a higher level of loans on non-accrual status as of March 31, 2008, combined with a general decrease in interest rates.

•	Deferred tax asset was $12.8 million at March 31, 2008, compared to $12.3 million at December 31, 2007, a 4.07% or $500 thousand increase.

Deposits

Deposits were $1.20 billion at March 31, 2008, compared to $1.16 billion at December 31, 2007, a 3.13% increase. Money market and NOW accounts increased $9.5 million, savings decreased $327 thousand, demand deposits increased $10.3 million, and certificate of deposits (CD's) increased $16.1 million. Non interest-bearing demand deposits comprised approximately 12% of deposits at March 31, 2008 and December 31, 2007.

At March 31, 2008, 60% of deposits at the Bank had balances of $100,000 or more. At March 31, 2008, none of our customers (excluding brokered deposits) had balances over 2% of the Bank’s deposits. We prefer core deposits as a source of funds for the loan portfolio. Consequently, we take steps to attract solid core accounts while at the same time maintaining a reasonable funding cost. We will continue to solicit core deposits to diminish reliance on volatile funds.

Borrowings and Junior Subordinated Debt

Borrowings - At March 31, 2008 and 2007, and December 31, 2007 there were no short-term advances from the Federal Home Loan Bank. The borrowing capacity at the Federal Home Loan Bank as of March 31, 2008 was $69.4 million and at December 31, 2007 was $81.1 million.

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

Series	Amount (000s)	Date Issued	Rate Adjustor	Effective Rate	Maturity Date
Temecula Valley Statutory Trust II	$5,155	September 2003	3-month LIBOR +2.95%	5.75%	2033
Temecula Valley Statutory Trust III	8,248	September 2004	3-month LIBOR +2.20%	4.74%	2034
Temecula Valley Statutory Trust IV	8,248	September 2005	3-month LIBOR +1.40%	4.20%	2035
Temecula Valley Statutory Trust V	12,372	September 2006	3-month LIBOR +1.60%	4.29%	2036
Temecula Valley Statutory Trust VI	22,901	January 2008	Fixed Rate	9.45%	2038
Total	$56,924

On January 17, 2008 we issued $22.9 million of junior subordinated debt at a fixed rate of 9.45%, with $12 million of the net proceeds transferred to the Bank as tier one capital.

The Federal Reserve Board has taken the position that these mandatorily redeemable preferred securities qualify as capital, subject to certain restrictions. As of March 31, 2008, we have included the net junior subordinated debt in our capital for regulatory capital purposes.

Capital

Total capital was $107.8 million at March 31, 2008, compared to $108.0 million at December 31, 2007. For the three months of 2008, the $163 thousand decrease consisted of $1.5 million increase from net income, $403 thousand decrease for cash dividends, $322 thousand increase on the exercise of stock options, $1.7 million decrease from the repurchase and retirement of common stock, and $140 thousand increase for stock-based compensation.

At March 31, 2008 and December 31, 2007, our bank and holding company were in the regulatory “well capitalized category. Refer to the capital ratio tables included in the “Capital Planning” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Net Income

Our net income and basic and diluted earnings per share for the three months ended March 31st are as follows:
•	For March 31, 2008, net income was $1.5 million or $0.14 per basic share and $0.14 per diluted share.
•	For March 31, 2007, net income was $4.2 million or $0.39 per basic share and $0.38 per diluted share.

The decrease was the result of a decrease in net interest income of $2.8 million due to a lower net interest margin, a decrease of $1.5 million due to lower loan sales and lower premiums on the sales, and an increase in the loan loss provision of $1.8 million.

Our return on average assets and return on average equity for the three months ended March 31st are as follows:
•	For 2008, return on average assets was 0.43%; return on average equity was 5.44%.
•	For 2007, return on average assets was 1.34%; return on average equity was 16.04%.

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

Net interest income was $13.5 million in the first three months of 2008, compared to $16.3 million in the same period in 2007. The net interest margin was 4.16% for the three months ending March 31, 2008, compared to 5.54% for the three months ending March 31, 2007. In a decreasing rate environment, the net interest margin will compress due to longer term, higher rate time deposits maturing and repricing at a slower pace, but not as fast as the loan portfolio that is mostly tied to prime rate. The yield on interest-earning assets decreased by 167 basis points for the first three months of 2008 as compared to the same period in 2007 and the cost of interest-bearing liabilities decreased by 41 basis points for the same periods. The following is a summation of various yields for interest-earning assets and interest-bearing liabilities for the three months ending March 31, 2008 and 2007:

•
Yield on loans decreased 163 basis points to 8.12% for the first three months of 2008, compared to 9.75% for the first three months of 2007 as a result of the rapid Federal Reserve Bank targeted fed funds rate decreases as well as interest income being reversed on loans that were placed on nonaccrual status.  The placement of loans on non-accrual status resulted in approximately $1 million of reduced interest income in the quarter ended March 31, 2008.

•
Yield on investments, Federal Funds Sold and U.S. Treasuries, decreased 186 basis points to 3.37% for the first three months of 2008, compared to 5.23% for the first three months of 2007. The decrease is a result of a decrease in average Federal Funds Sold and the decrease in interest rates.

•
Cost of interest-bearing deposits decreased 44 basis points to 4.31% for the first three months of 2008, compared to 4.75% for the first three months of 2007 as a result of the growth in average interest-bearing deposits and the decreasing interest rate environment.

•
Cost of other borrowings, which includes Federal Funds Purchased, Federal Home Loan Bank advances and junior subordinated debt borrowings, decreased 27 basis points to 7.87% for the first three months of 2008, compared to 8.14% for the first three months of 2007. Contributing to the decrease in the cost of borrowing these funds was the increase in the average balance of the fixed rate junior subordinated debt offset by the decreasing interest rate environment.

The following table shows average balances with corresponding interest income and interest expense as well as average yield and cost information for the three months ending March 31, 2008 and 2007. Average balances are derived from daily balances, and nonaccrual loans are included as interest-bearing loans for purposes of these tables.

	Average Balances with Rates Earned and Paid
	Three-month period ended March 31,
	2008			2007
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets	(dollars in thousands)
Interest-bearing deposits	$1,000	$13	5.25%	$99	$1	4.19%
Securities-HTM (1)	3,232	45	5.57%	1,301	18	5.58%
Federal Funds Sold	29,501	225	3.07%	20,419	263	5.22%
Total Investments	33,733	283	3.37%	21,819	282	5.23%

Total Loans (2)	1,266,788	25,646	8.12%	1,167,399	28,078	9.75%
Total Interest Earning Assets	1,300,521	25,929	8.00%	1,189,218	28,360	9.67%

Allowance for Loan Loss	(16,559)			(12,731)
Cash & Due From Banks	12,197			14,168
Premises & Equipment	5,252			5,609
Other Assets	72,886			70,393
Total Assets	$1,374,297			$1,266,657

Liabilities and Shareholders’ Equity
Interest Bearing Demand	$31,262	$12	0.15%	$32,029	$12	0.15%
Money Market	115,686	657	2.28%	103,322	957	3.76%
Savings	28,255	31	0.44%	31,432	24	0.31%
Time Deposits under $100,000	473,519	5,729	4.85%	393,479	4,680	4.83%
Time Deposits $100,000 or more	411,490	4,966	4.84%	402,582	5,603	5.64%
Other Borrowings	52,898	1,038	7.87%	41,546	834	8.14%
Total Interest Bearing Liabilities	1,113,110	12,433	4.48%	1,004,390	12,110	4.89%

Non-interest Demand Deposits	135,608			143,283
Other Liabilities	17,770			13,323
Shareholders' Equity	107,809			105,661
Total Liabilities and Shareholders' equity	$1,374,297			$1,266,657
Net Interest Income		$13,496			$16,250
Interest Spread (3)			3.52%			4.78%
Net Interest Margin (4)			4.16%			5.54%

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

The following table shows a comparison of interest income and interest expense as the result of changes in the volumes and rates on average interest-earning assets and average interest-bearing liabilities for the three months ended March 31, 2008 and 2007.

	Rate/Volume Analysis
	Increase/Decrease in Net Interest Income
	Three month period ended
	March 31, 2008 and 2007
	Volume	Rate	Total
	(dollars in thousands)
Assets
Securities-HTM (1)	$27	$-	$27
Due From Banks-Time	9	3	12
Federal Funds Sold	118	(156)	(38)
Total Investments	154	(153)	1

Total Loans (2)	2,390	(4,822)	(2,432)
Total Interest Earning Assets	$2,544	$(4,975)	$(2,431)

Liabilities and Shareholders' Equity
Interest Bearing Demand	-	-	-
Money Market	116	(416)	(300)
Savings	(3)	10	7
Time Deposits under $100,000	963	86	1,049
Time Deposits $100,000 or more	125	(762)	(637)
Other Borrowings	205	(1)	204
Total Interest Bearing Liabilities	1,406	(1,083)	323
Net Interest Income	$1,138	$(3,892)	$(2,754)

(1) There are no tax exempt investments in any of the reported periods.
(2) Average volume balances are net of deferred fees/gains that are amortized to interest income over the term of the respective loan.

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

The provision was $2.2 million and $415 thousand for the first three months of 2008 and 2007, respectively. The increase in the provision for loan losses for the three month period ended March 31, 2008, compared to the same period in 2007, reflects higher loss exposure in classified loans.

Non-Interest Income

Non-interest income is an important revenue source. Non-interest income consists of service charges and fees, gain on sale of loans and other assets, loan servicing, broker and other loan related income. Non-interest income was $2.8 million for the first three months of 2008, compared to $3.9 million for the same period in 2007, a $1.2 million decrease. The primary contributors to the decrease in non-interest income for the three month period ending March 31, 2008 are lower premiums on SBA 7(a) loan sales, lower volume of SBA 7(a) and SBA 504 loan sales, and lower loan broker income, offset by improvement in servicing income (loss).

As a result of most SBA 7(a) loans now being sold at a premium instead of at par (par loan sales carry a higher servicing rate) the weighted-average rate on servicing asset has been decreasing. At March 31, 2008, we were servicing approximately $362.3 million of the guaranteed portion of 7(a) loans previously sold with a weighted-average servicing rate of 1.67%. The SBA 7(a) guaranteed servicing portfolio balance as of December 31, 2007 was $374.4 million with a weighted-average servicing rate of 1.69%. The servicing income was negative for the three month period ending March 31, 2007 as a result of adjusting the fair value of the servicing and I/O assets to account for an increase in the discount rate and prepayments experienced in our SBA loan portfolio and higher discount rates due to the dislocation of the credit markets. For the first three months of 2008 the prepayment and discount rates have stabilized and the servicing income has improved to only a slight loss.

The following table summarizes the components of non-interest income for the three months ended March 31, 2008 and 2007.

	Fees and Other Income
	Three Months Ended March 31,
	2008	2007
	(dollars in thousands)
Service Charges and Fees	$152	$149
Gain on Sale of Loans	830	2,297
Gain(Loss) on Other Assets and Other Real Estate Owned	52	(14)
Servicing Income (Loss)	(29)	(855)
Loan Broker Income	616	1,386
Loan Related Income	413	458
Other Income	717	517
	$2,751	$3,938

The gain on sale of loans was $830 thousand in the first three months of 2008, compared to $2.3 million in the same period in 2007, a $1.5 million decrease. The following table summarizes the gain on sale of loans and other assets for the three month ended March 31, 2008 and 2007.

	Gain on Sale of Loans / Assets
	Three months ended March 31,
	2008	2007
	(dollars in thousands)
SBA 7A Unguaranteed Sales	$-	$151
SBA 7A Guaranteed Sales	487	958
SBA 504 Sales	346	820
Other Loan Related	(3)	368
REO Gain (Loss)	52	(15)
Fixed Assets	-	1
Total	$882	$2,283

Non-Interest Expense

Non-interest expenses consist of salaries and benefits, occupancy, furniture and equipment, processing, office expense and professional costs such as legal and auditing, marketing and regulatory fees. These expenses are reviewed and controlled to maintain cost effective levels of operation.

For the three-month period ended March 31, 2008, non-interest expense was $11.6 million, compared to $12.7 million for the same period in 2007, a $1.0 million decrease. The main contributors to the decrease were salaries and employee benefits, offset by increases in regulatory assessment expense, and other expense. The variances were as follows:

•
Salaries and benefits were $7.6 million in the first three months of 2008, compared to $8.6 million for the same period in 2007, a $1.0 million decrease. The decrease in salaries and benefits is primarily a result of lower commissions due to lower loan production of approximately $500 thousand. At March 31, 2008 we had 327 employees (317 full-time equivalent), of which 300 were full time. At December 31, 2007 we had 325 employees (316 full-time equivalent), of which 296 were full time. At March 31, 2007, we had 318 employees (313 full-time equivalent), of which 299 were full-time. Included in the salaries and benefits expense first three months of 2008 is $140 thousand and for the first three months of 2007 is $190 thousand for stock-based compensation for all share-based payments as a result of the adoption of SFAS No. 123R.

•
Regulatory assessment expenses were $244 thousand for the first three months of 2008, compared to $55 thousand for the same period in 2007, a $189 thousand increase. In November 2006, the Federal Deposit Insurance Corporation ("FDIC") finalized a rule intended to match an institution's deposit insurance premium to the risk an institution poses to the deposit insurance fund. The final regulations adopt a new base schedule of rates that the FDIC Board could adjust up or down, depending on the revenue needs of the insurance fund. During the third quarter of 2007, we were assessed at the new deposit insurance rate retroactive to March 31, 2007. The $189 increase is due to the increase in FDIC assessments.

•
Other expenses were $201 thousand for the first three months of 2008, compared to $117 thousand for the same period in 2007, an $84 thousand increase. A majority of this increase is due to increases in loan collection expenses associated with non-accrual loans and OREO.

The following table summarizes the components of non-interest expense for the three months ended March 31, 2008 and 2007.

Other Expenses
Three Months Ended March 31,
	2008	2007
(dollars in thousands)
Salaries and Employee Benefits	$7,612	$8,638
Occupancy Expenses	846	792
Furniture and Equipment	490	472
Data Processing	347	352
Marketing and Business Promotion	263	344
Legal and Professional	381	309
Regulatory Assessments	244	55
Travel & Entertainment	211	306
Loan Related Expense	468	621
Office Expenses	582	658
Other Expenses	201	117
	$11,645	$12,664

Income Taxes

Income tax expense totaled $944 thousand and $2.9 million for the first three months of 2008 and 2007, respectively. The effective rate was 39.3% and 41.20% for these periods in 2008 and 2007, respectively. The decrease in rate is due to higher permanent differences associated with net earnings on bank owned life insurance and California Enterprise Zone net interest.  Deferred tax assets totaled $12.8 million at March 31, 2008, compared to $12.3 million at December 31, 2007. Over half of the deferred tax asset balance is due to the tax deductibility timing difference of the provision for loan loss.

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

Our cash position is determined on a daily basis. On a monthly basis, our board reviews our liquidity position. One analysis measures the liquidity gap. Another analysis measures an industry standard liquidity ratio. Our guidelines state a 10% ratio or more should be maintained. At March 31, 2008, the ratio was 11.06%.

Our primary sources of liquidity are derived from financing activities that include Federal Funds lines of credit at correspondent banks, Federal Home Loan Bank Advances, Money Desk deposits, brokered deposits, and growth in customer deposits. We maintain Federal Funds lines of credit of $78.0 million for short-term liquidity. In addition, we have created a borrowing capacity at the Federal Home Loan Bank that fluctuates with loan balances pledged as collateral. At March 31, 2008, our borrowing capacity with the Federal Home Loan Bank was $69.4 million and at December 31, 2007 was $81.1 million. Payments of principal and interest on loans and sales and participations of eligible loans augment these funding sources. Primary uses of funds include withdrawal of deposits, interest paid on deposits and borrowings, originations of loans, and payment of operating expenses.

Net cash used in operating activities totaled $12.1 million for the first three months of 2008, compared to net cash used in operating activities of $23.9 million for the same period last year. The decrease was primarily the result of a reduction in loans originated for sale net of proceeds on loans sale.

Net cash used by investing activities totaled $21.8 million for the first three months of 2008, compared to net cash used of $9.7 million for the same period in 2007. The change was primarily the result of the difference in the purchase of the unguaranteed portion of 7(a) loans and the increased loan growth in the current year compared to the prior year.

Net cash provided in financing activities totaled $57.5 million for the first three months of 2008, compared to $70.5 million for the same period last year. The change was primarily the result of the addition of junior subordinated debt in 2008, offset by a lower increase in deposits.

At March 31, 2008, cash and cash equivalents totaled $41.0 million, compared to $70.3 million at March 31, 2007, a decrease of $29.3 million, or 41.7%. As of March 31, 2008, management is not aware of any current recommendations by regulatory authorities, which, if they were implemented, would have or would be reasonably likely to have a materially adverse effect on our liquidity, capital resources, or operations.

The liquidity of our holding company is primarily dependent on the payment of cash dividends by our bank, subject to restrictions set forth by applicable California and Federal laws and regulations. As of March 31, 2008, approximately $24.6 million of undivided profits of our bank were available for dividends to our company, (an amount that would allow maintenance of the “well capitalized” level).

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

			Amount of Capital Required
			For Capital Adequacy Purposes
Temecula Valley Bancorp	Amount	Ratio	Amount	Ratio
As of March 31, 2008:
Total Risk-Based Capital (to Risk-Weighted Assets)	$179,958	12.35%	$116,572	8.00%
Tier 1 Risk-Based Capital (to Risk-Weighted Assets)	$143,049	9.82%	$58,268	4.00%
Tier 1 Leverage Ratio (to Average Assets)	$143,049	10.41%	$54,966	4.00%

As of December 31, 2007:
Total Risk-Based Capital (to Risk-Weighted Assets)	$157,101	10.80%	$116,380	8.00%
Tier 1 Risk-Based Capital (to Risk-Weighted Assets)	$140,424	9.65%	$58,190	4.00%
Tier 1 Leverage Ratio (to Average Assets)	$140,424	10.63%	$52,844	4.00%

			Amount of Capital Required
			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Provisions
Temecula Valley Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2008:
Total Risk-Based Capital (to Risk-Weighted Assets)	$170,022	11.69%	$116,354	8.00%	$145,442	10.00%
Tier 1 Risk-Based Capital (to Risk-Weighted Assets)	$152,488	10.49%	$58,146	4.00%	$87,219	6.00%
Tier 1 Leverage Ratio (to Average Assets)	$152,488	11.12%	$54,852	4.00%	$68,565	5.00%

As of December 31, 2007:
Total Risk-Based Capital (to Risk-Weighted Assets)	$154,912	10.66%	$116,290	8.00%	$145,362	10.00%
Tier 1 Risk-Based Capital (to Risk-Weighted Assets)	$138,235	9.51%	$58,145	4.00%	$87,217	6.00%
Tier 1 Leverage Ratio (to Average Assets)	$138,235	10.48%	$52,805	4.00%	$66,006	5.00%

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

Two critical accounting policies are noteworthy. They concern the allowance for loan loss and the SBA servicing assets and I/O strips. They are considered critical due to the assumptions that are contained in their calculation, as well as external factors that can affect their value. Through quarterly review and analysis, valuations and calculations are tested for reasonableness. For a discussion of our critical accounting policies, see Item 7 "Management Discussion and Analysis" of our report on Form 10-K for the year-ended December 31, 2007. There were no changes in our critical accounting policies and estimates in the three months ended March 31, 2008.

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

Contractual Obligations

We conduct business at ten full-service banking offices in Southern California and multiple loan production offices in six states, including California. The main office facilities are located at 27710 Jefferson Avenue, Suite A100, Temecula, California. As of March 31, 2008, we owned the property at one of our branch locations. The remaining banking offices and other offices are leased. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance. Total future rental payments (exclusive of operating charges and real property taxes) are approximately $4.5 million, with lease expiration dates ranging from 2007 to 2014, exclusive of renewal options.

The following table summarizes our aggregate contractual obligations and their maturities as of March 31, 2008.

Loan Commitments and Related Financial Instruments as of March 31, 2008
		Maturity by period
		One year	More than 1	More than 3	More than
	Total	or less	year to 3 years	years to 5 years	5 years
	(Dollars in Thousands)
Commitments to Extend Credit	$405,446	$242,887	$84,532	$1,902	$76,125
Letters of Credit	11,040	10,934	106	-	-
Loan Commitments Outstanding	416,486	253,821	84,638	1,902	76,125

Junior Subordinated Debt	56,924	-	-	-	56,924
Operating Lease Obligations	4,503	1,779	1,938	606	180
Other Commitments Outstanding	61,427	1,779	1,938	606	57,104
Total Outstanding Commitments	$477,913	$255,600	$86,576	$2,508	$133,229

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

The ongoing monitoring and management of both interest rate risk and liquidity, in the short and long-term time horizon, is an important component of our asset/liability management process, which is governed by limits established in the policies reviewed and approved annually by our board. We do not believe it is possible to reliably predict future interest rate movements, but instead maintain an appropriate process and set of measurement tools that enable us to identify and quantify sources of interest rate risk in varying rate environments. Our primary tool in managing interest rate risk is the effect of interest rate shocks on the net interest income.

The following reflects our one year net interest income sensitivity based on asset and liability levels using March 31, 2008 as a starting point. For purposes of this table, there is assumed to be zero growth in loans, investments, deposits, and other components of the balance sheet.

March 31, 2008
Changes in		Projected Net	Change from	% Change from
Rates		Interest Income	Base Case	Base Case
(dollars in thousands)
+300	bp	$67,025	$15,376	29.77%
+200	bp	61,516	9,867	19.10%
+100	bp	56,473	4,824	9.34%
0	bp	51,649	0	0.00%
-100	bp	47,142	(4,507)	(8.73%)
-200	bp	42,401	(9,248)	(17.91%)
-300	bp	35,141	(16,508)	(31.96%)

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

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

As of March 31, 2008, we are not party to any litigation that is considered likely to have a material adverse effect on us.

ITEM 1A.        RISK FACTORS

There have been no material changes in the discussion pertaining to risk factors described in Item 1A to Part I of our Annual Report on Form 10-K, for fiscal year ended December 31, 2007, which Item 1A is incorporated herein by reference. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        On January 10, 2008 (SEC File #333-147877) and January 14, 2008 (SEC File #333-148640), the registrations of securities to be issued by our Company’s subsidiary, Temecula Valley Statutory Trust VI (“TV Statutory Trust VI”) became effective. The sale of $19,250,000 of 9.45% trust preferred securities at $10.00 per unit by TV Statutory Trust VI occurred on January 17, 2008, and another $2,887,500 on February 5, 2008. All securities offered were sold. The managing underwriter was Howe Barnes Hoefer & Arnett. The amount of expenses incurred in connection with this trust preferred offering during the first quarter of 2008 were as follows: underwriting of commissions and discounts of $0.8 million and other expenses of $0.4 million, for a total of $1.2 million. The net operating proceeds to our Company after deducting the foregoing expenses was $20.9 million. The net proceeds of the offering was used as follows: $12 million was transferred to the Bank as tier-one capital and $1.68 million for the repurchase and retirement of common stock of the Company. The remainder will be used for general corporate purposes.

			Issuer Purchases of Equity Securities
Period			( a ) Total number of shares purchased		( b ) Average price paid per share		( c ) Total number of shares purchased as part of publicly announced plans or programs		( d ) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
01/01/08	-	01/31/08	35,000		$10.99		35,000		$11,653,506
02/01/08	-	02/29/08	114,500		$11.31		114,500		$10,358,103
03/01/08	-	03/31/08	-		$-		-		$10,358,103
		Total	149,500	(1)	$11.24	(2)	149,500	(1)	$10,358,103

1) All shares repurchased pursuant to two stock repurchase programs publicly announced on May 22, 2007 and July 23, 2007. For 2008, the shares repurchased were pursuant to the plan announced January 20, 2008. All repurchases were made in open market transactions.

2) This price includes a commission of $0.05 per share.

On May 22, 2007, we announced a program to repurchase up to $5.5 million of our company’s common stock in the open market, for a period of six months ending November 22, 2007. On July 23, 2007, we announced a second program to repurchase up to $10.0 million of our company’s common stock in the open market, for a period of six months ending January 20, 2008. On January 20, 2008, we announced an extension of the second repurchase plan for an additional twelve months ending January 20, 2009 and an increase to allow a repurchase of up to an additional $8.6 million of our company’s common stock in the open market.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                      None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.           OTHER INFORMATION

(a) None
(b) None.

ITEM 6.           EXHIBITS

 Exhibit No.                                Description of Exhibit

  10.1                      First Amendment dated March 10, 2008 to Stephen H. Wacknitz Employment Agreement #

  31.1                      Rule 13a-14(a) Certification of Chief Executive Officer

  31.2                      Rule 13a-14(a) Certification of Chief Financial Officer

  32.1        Section 1350 Certifications

_______________

    #    Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEMECULA VALLEY BANCORP INC.

DATE: May 09, 2008                                                                                     By: /s/ Stephen H. Wacknitz
    Stephen H. Wacknitz,
President/CEO, Chairman of the Board

                                                                                       By: /s/ Donald A. Pitcher
Donald A. Pitcher,
Executive Vice President
                                                                           Chief Financial Officer