Form 10-Q
period 2008-06-30
TEMECULA VALLEY BANCORP INC
filed 2008-08-11
CIK 1172678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008

or

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

Yes [ ]   No  [X]

As of August 8, 2008, there were 10,038,267 shares of the registrant’s common stock, no par value per share, outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	3
ITEM 1 – FINANCIAL STATEMENTS (UNAUDITED)	3
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10
OVERVIEW	10
FINANCIAL CONDITION	12
RESULTS OF OPERATIONS	19
LIQUIDITY	25
CAPITAL PLANNING	27
CRITICAL ACCOUNTING POLICIES AND ESTIMATES	27
LOAN COMMITMENTS AND RELATED FINANCIAL INSTRUMENTS	27
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29
ITEM 4 – CONTROLS AND PROCEDURES	29
PART II - OTHER INFORMATION	29
ITEM 1. LEGAL PROCEEDINGS	29
ITEM 1A. RISK FACTORS	29
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	30
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	30
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	31
ITEM 5. OTHER INFORMATION	31
ITEM 6. EXHIBITS	32
SIGNATURES	32

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS (Unaudited)
TEMECULA VALLEY BANCORP INC.
Consolidated Statements of Financial Condition
(Unaudited)
	June 30, 2008	December 31, 2007
ASSETS	(dollars in thousands, except share data)
Cash and Due from Banks	$13,464	$13,210
Federal Funds Sold	- -	4,220
TOTAL CASH AND CASH EQUIVALENTS	13,464	17,430

Interest-bearing deposits in financial institutions	1,000	1,000
Investment securities available-for-sale	39,685	- -
Investment securities held-to-maturity (fair value of $2,968 at June 30, 2008 and $3,046 at December 31, 2007)	2,964	2,981

Loans Held for Sale	222,741	207,391
Loans:
Commercial	80,085	68,761
Real Estate – Construction	506,253	481,849
Real Estate – Other	247,320	229,123
SBA	260,499	242,514
Consumer and other	5,366	3,632
TOTAL LOANS HELD IN PORTFOLIO	1,099,523	1,025,879
Net Deferred Loan Fees	4,309	4,447
Allowance for Loan Losses	(19,226)	(16,022)
TOTAL NET LOANS HELD IN PORTFOLIO	1,084,606	1,014,304

Federal Home Loan Bank Stock, at Cost	4,650	2,905
Premises and Equipment	5,622	5,271
Other Real Estate Owned	13,724	- -
Cash Surrender Value of Life Insurance	30,426	28,034
Deferred Tax Assets	14,298	12,298
SBA Servicing Assets	4,993	5,350
SBA Interest-Only Strips Receivable	6,361	6,599
Accrued Interest Receivable	6,042	6,827
Other Assets	14,149	8,135
TOTAL ASSETS	$1,464,725	$1,318,525

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non Interest-Bearing Demand	$145,193	$133,867
Money Market and NOW	134,945	146,270
Savings	26,903	28,059
Time Deposits, Under $100,000	537,087	453,272
Time Deposits, $100,000 and Over	384,795	399,603
TOTAL DEPOSITS	1,228,923	1,161,071

Accrued Interest Payable	1,808	2,329
Borrowings from Federal Home Loan Bank	60,530	- -
Junior Subordinated Debt	56,924	34,023
Dividend Payable	401	405
Other Liabilities	10,843	12,738
TOTAL LIABILITIES	1,359,429	1,210,566
Shareholders’ Equity:
Common Stock No Par Value; 40,000,000 Shares
Authorized; 10,033,267 and 10,147,910 Shares Issued
and Outstanding at June 30, 2008 and December 31, 2007	35,957	37,178
Retained Earnings	69,424	70,781
Accumulated other comprehensive income (loss)	(85)	- -
TOTAL SHAREHOLDERS’ EQUITY	105,296	107,959
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,464,725	$1,318,525
See accompanying notes to the consolidated financial statements

TEMECULA VALLEY BANCORP INC.
Consolidated Statements of Income
(Unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
INTEREST INCOME	(dollars in thousands, except share and per share data)
Loans, including fees	$22,655	$29,487	$48,301	$57,565
Investment Securities	168	15	213	32
Due from Banks-Time	13	3	26	4
Federal Funds Sold	13	399	238	662
TOTAL INTEREST INCOME	22,849	29,904	48,778	58,263
INTEREST EXPENSE
Money Market and NOW	426	1,069	1,095	2,038
Savings Deposits	27	26	58	50
Time Deposits	9,178	10,976	19,873	21,259
Junior Subordinated Debt and Other Borrowings	1,201	779	2,239	1,614
TOTAL INTEREST EXPENSE	10,832	12,850	23,265	24,961
NET INTEREST INCOME	12,017	17,054	25,513	33,302
Provision for Loan Losses	5,300	- -	7,500	415
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	6,717	17,054	18,013	32,887
NON INTEREST INCOME
Service Charges and Fees	147	151	299	300
Gain on Sale of Loans	570	4,453	1,400	6,750
Gain(Loss) on Other Assets and Other Real Estate Owned	(17)	1	35	(13)
Servicing Income	552	(855)	523	(1,710)
Loan Broker Income	334	1,275	950	2,661
Loan Related Income	614	559	1,027	1,017
Other Income	592	533	1,309	1,050
TOTAL NON INTEREST INCOME	2,792	6,117	5,543	10,055
NON INTEREST EXPENSE
Salaries and Employee Benefits	8,214	9,646	15,826	18,283
Occupancy Expenses	873	817	1,719	1,609
Furniture and Equipment	440	456	930	928
Data Processing	350	353	697	705
Marketing and Business Promotion	154	257	417	601
Legal and Professional	285	403	666	711
Regulatory Assessments	311	56	555	111
Travel & Entertainment	218	285	429	591
Loan Related Expense	600	493	1,068	1,115
Office Expenses	592	705	1,174	1,363
Other Expenses	1,126	846	1,327	963
TOTAL NON INTEREST EXPENSE	13,163	14,317	24,808	26,980
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	(3,654)	8,854	(1,252)	15,962
Income Tax expense (benefit)	(1,643)	3,603	(699)	6,532
NET INCOME (LOSS)	$(2,011)	$5,251	$(553)	$9,430
Per Share Data :
Earnings (loss) Per Share – Basic	$(0.20)	$0.49	$(0.06)	$0.89
Earnings (loss) Per Share – Diluted	$(0.20)	$0.47	$(0.06)	$0.85
Cash Dividend Per Share	$0.04	$0.04	$0.04	$0.04

Average number of shares outstanding	10,038,322	10,661,179	10,069,440	10,631,627
Average number of shares and equivalents	10,038,322	11,072,471	10,069,440	11,063,223

See accompanying notes to the consolidated financial statements

TEMECULA VALLEY BANCORP INC.
Consolidated Statements of Shareholders’ Equity
(Unaudited)
				Accumulated
		Common		Other
		Stock	Retained	Comprehensive
	Shares	& Surplus	Earnings	Income (Loss)	Total
		(dollars in thousands, except share and per share data)

Balance at January 1, 2007	10,587	$46,383	$57,052	$(172)	$103,263
Exercise of Stock Options,
Including the Realization of Tax Benefits of $1,019	183	1,640			1,640
Repurchase and retirement of common stock	(107)	(2,087)			(2,087)
Stock-based compensation		368			368
Adjustment for adoption of FASB 155			(172)	172	- -
Cash dividends ($0.04 per share)			(426)		(426)
Net Income			9,430		9,430
Balance at June 30, 2007	10,663	$46,304	$65,884	$ - -	$112,188

Balance at January 1, 2008	10,148	$37,178	$70,781	$ - -	$107,959
Comprehensive income:
Net Loss			(553)		(553)
Change in net unrealized gain (loss) on investment securities available for sale, after tax effects				(85)	(85)
Total Comprehensive income					(638)
Exercise of Stock Options,
Including the Realization of Tax Benefits of $111	85	405			405
Repurchase and retirement of common stock	(200)	(2,043)			(2,043)
Stock-based compensation		417			417
Cash dividends ($0.04 per share)			(804)		(804)
Balance at June 30, 2008	10,033	$35,957	$69,424	$(85)	$105,296

See accompanying notes to the consolidated financial statements

TEMECULA VALLEY BANCORP INC.
Consolidated Statements of Cash Flows
(Unaudited)
	For the six months ended June 30,
	2008	2007
OPERATING ACTIVITIES	(dollars in thousands)
Net Income (Loss)	$(553)	$9,430
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for loan losses	7,500	415
Depreciation and amortization	913	6,234
Fair value adjustment on servicing assets and I/O strips receivable	2,351	- -
Amortization of debt issuance cost	33	35
Net amortization of securities premiums	(1)	4
Net change in deferred loan origination fees	(6,256)	(35)
Provision for deferred taxes	(2,000)	(600)
Gain on sale of loans	(1,400)	(6,750)
Loans originated for sale	(58,141)	(167,506)
Proceeds from loan sales	44,191	155,457
Loss (gain) on sale of other real estate owned and fixed assets	(35)	15
Share-based compensation expense	417	368
Earnings on cash surrender value of life Insurance	(542)	(469)
Federal Home Loan Bank stock dividends	(81)	(53)
Net change in accrued interest, other assets and other liabilities	(9,653)	(5,823)
NET CASH USED IN OPERATING ACTIVITIES	(23,257)	(9,278)

INVESTING ACTIVITIES
Purchases of available-for-sale investments	(39,967)	- -
Purchases of held-to-maturity investments	(300)	(297)
Proceeds from maturities of held-to-maturity securities	600	300
Purchases of Federal Home Loan Bank stock	(1,664)	- -
Proceeds from Federal Home Loan Bank stock	- -	783
Net decrease (increase) in loans	(85,287)	52,064
Purchase of loans	(716)	(43,443)
Purchases of premises and equipment	(1,177)	(781)
Proceeds from sale of premises and equipment	26	93
Proceeds from sale of other real estate owned	785	1,240
Purchase of Cash Surrender Value Life Insurance	(1,850)	(3,000)
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	(129,550)	6,959

FINANCING ACTIVITIES
Net increase (decrease) in demand deposits and savings accounts	(1,155)	21,400
Net increase in time deposits	69,007	46,934
Proceeds from exercise of stock options	294	631
Proceeds from Federal Home Loan Bank borrowings	60,530	- -
Proceeds from issuance of junior subordinated debt	22,901	- -
Retirement of junior subordinated debt securities	- -	(7,217)
Cash dividends on common stock	(804)	(426)
Repurchase and retirement of common stock	(2,043)	(2,087)
Excess tax benefits from exercise of stock options	111	1,009
NET CASH PROVIDED BY FINANCING ACTIVITIES	148,841	60,244

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,966)	57,925
Cash and cash equivalents at beginning of year	17,430	33,469
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,464	$91,394
Supplemental Disclosures of Cash Flow Information:
Interest paid	$23,786	$25,028
Income taxes paid, net of refunds	$5,520	$8,292
Transfer of loans to other real estate owned	$14,457	$722

See accompanying notes to the consolidated financial statements

TEMECULA VALLEY BANCORP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For the six months ended June 30, 2008 and 2007

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

Our holding company is also the common shareholder of Temecula Valley Statutory Trust II, Temecula Valley Statutory Trust III, Temecula Valley Statutory Trust IV, Temecula Valley Statutory Trust V, and Temecula Valley Statutory Trust VI. In accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”, these trusts are not included in our consolidated financial statements.

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

The results of operations for the six month period ended June 30, 2008, are not necessarily indicative of the results to be expected for the full year. These financial statements do not include all disclosures associated with our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC and, accordingly, should be read in conjunction with such statements. In our opinion, the unaudited financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to fairly present our financial position on June 30, 2008.

Certain prior year amounts have been reclassified to conform to the current period’s presentation.

Note 1 – Significant Accounting Policies

Significant accounting policies we follow are presented in Note A to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Effective January 1, 2008, we have adopted Financial Accounting Standards Boards (“FASB”) No. 157 and No. 159 and EITF No. 06-4 as described below.

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. We did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008, the effective date of the standard.

In September 2006, the FASB Emerging Issues Task Force (“EITF”) finalized Issue No. 06-4, ”Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or the future death benefit depending on the contractual terms of the underlying agreement. We adopted EITF 06-4 on January 1, 2008. The adoption of this standard did not have a material impact on our financial statements.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP Hierarchy). The Board issued this Statement because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the Board concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB as opposed to auditing literature established by the AICPA and PCAOB. This Statement describes the different sources of GAAP and categorizes them in descending order of authority as follows:

FASB Statements and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, AICPA Accounting Research Bulletins and APB Opinions that have not been superseded by actions of the FASB. For SEC registrants, the rules and interpretive releases issued by the SEC are sources of level (a) GAAP for SEC registrants. In addition, SEC staff issue Staff Accounting Bulletins that represent practices followed by the SEC in administering issuer disclosure requirements. FASB Technical Bulletins and, if cleared by FASB, AICPA Industry Audit and Accounting Guides and Statements of Position, AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and Appendix D Topics of EITF Abstracts Implementation guides (Q&As) issued by FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Positions not cleared by FASB, and practices that are widely recognized and prevalent either generally or in an industry. This Statement is not expected to result in any change in current practice.

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

No cash dividends were paid by our bank prior to the formation of our company in 2002. Since 2007, our board of directors authorized five cash dividends.

The table below sets forth information concerning cash dividends paid since 2007:

Date authorized:	Amount:	Date payable:	Date shareholders of record:
May 2007	$0.04 per share	July 16, 2007	July 2, 2007
August 2007	$0.04 per share	October 15, 2007	October 1, 2007
November 2007	$0.04 per share	January 15, 2008	January 1, 2008
March 2008	$0.04 per share	April 15, 2008	April 1, 2008
May 2008	$0.04 per share	July 15, 2008	July 1, 2008

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

The fair value of SBA servicing and I/O strip receivable assets are based on a valuation model used by an independent appraiser. We are able to compare the valuation model inputs and results to widely available published industry data for reasonableness (Level 3 inputs).

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2008 Using
	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:		(dollars in thousands)
Investment securities available-for-sale	$39,685	$	- -		$39,685	$	- -
SBA Servicing Asset	$4,993	$	- -	$	- -		$4,993
SBA Interest-Only Strips Receivable	$6,361	$	- -	$	- -		$6,361

The loans held for sale consist of SBA 7a loans, SBA 504 loans, and SBA 7a and SBA 504 Construction loans that have relatively long turnover periods as they are not sold until the construction is complete. Additionally, loans held for sale include the second trust deed of SBA 504 for loans which can take up to 6 months to be purchased by an SBA approved Community Development Corp. The majority of these loans are at floating rates and, consequently, fair values generally are stable, which currently results in carrying the loans at historical cost.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2008 Using
	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:		(dollars in thousands)
Impaired loans	$30,818	$	- -	$	- -	$30,818

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $37.6 million, with a specific reserve of $6.8 million at June 30, 2008.

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

Since opening in 1996, and through 2006, we experienced substantial annual growth. Since the beginning of 2007, growth has progressively moderated due to a sale of $59.0 million in 1st trust deed loans in 2007 and the fairly abrupt slowdown in the real estate market continuing into 2008. We plan to continue to expand our full service and/or loan production office locations, especially SBA, if they make good business sense and are located within our geographic service areas or contiguous markets and if the target offices can be staffed with seasoned bankers that fit our culture. The following table highlights selected financial data for the three and six month periods ended June 30, 2008 and 2007, and the year ended December 31, 2007:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Income Statement:	(dollars and shares in thousands, except per share data)
Interest income	$22,849	$29,904	$48,778	$58,263
Interest expense	10,832	12,850	23,265	24,961
Net interest income	12,017	17,054	25,513	33,302
Provision for loan losses	5,300	- -	7,500	415
Net interest income after provision for loan losses	6,717	17,054	18,013	32,887
Non interest income	2,792	6,117	5,543	10,055
Non interest expense	13,163	14,317	24,808	26,980
Income (loss) before income taxes	(3,654)	8,854	(1,252)	15,962
Provision for income taxes	(1,643)	3,603	(699)	6,532
Net income (loss)	$(2,011)	$5,251	$(553)	$9,430

Per Share Data:
Basic earnings (loss) per share	$(0.20)	$0.49	$(0.06)	$0.89
Diluted earnings (loss) per share	$(0.20)	$0.47	$(0.06)	$0.85

Average common shares outstanding	10,038	10,661	10,069	10,632
Average common shares (dilutive)	10,041	11,072	10,126	11,063
Book value per share	$10.49	$10.52	$10.49	$10.52

Selected Ratios:
Net Interest Margin	3.66%	5.51%	3.91%	5.53%
Efficiency Ratio	88.89%	61.79%	79.88%	62.23%

Return on average assets	(0.58)%	1.59%	(0.08)%	1.47%
Return on average equity	(7.59)%	19.07%	(1.05)%	17.56%

	June 30, 2008	December 31, 2007
Total assets	$1,464,725	$1,318,525
Loans Held-for-sale	222,741	207,391
Gross loans(excluding loans held-for-sale)	1,099,523	1,025,879
Total deposits	1,228,923	1,161,071
Junior Subordinated Debt	56,924	34,023
Borrowings from Federal Home Loan Bank	60,530	- -
Shareholders' Equity	105,296	107,959

Net Charge offs – year to date	$4,296	$1,100
Net Charge offs / average total loans (annualized)	0.67%	0.09%

Gross non-performing loans	$60,669	$30,936
Other Real Estate Owned, gross	13,724	- -
Gross non-performing assets / average total loans	5.81%	2.58%

Non-performing loans, net of guarantees	$52,102	$20,557
Other Real Estate Owned, net of guarantees	11,836	- -
Net non-performing assets / average total loans	4.99%	1.72%

Allowance for loan loss	$19,226	$16,022
Allowance for loan loss/net loans and loans held-for-sale	1.45%	1.29%
Allowance for loan loss/net loans excluding loans held-for-sale	1.74%	1.56%
Allowance for loan loss/gross nonperforming loans	31.69%	51.79%
Allowance for loan loss/net nonperforming loans	36.90%	77.94%

Tier I leverage ratio	9.96%	10.63%
Tier I risk based ratio	9.22%	9.65%
Total risk based ratio	11.80%	10.80%

FINANCIAL CONDITION

Balance Sheet Summary

Total assets were $1.46 billion at June 30, 2008, compared to $1.32 billion at December 31, 2007, an increase of $146.2 million or 11.09%. Total loans, and loans held-for-sale, excluding deferred loan fees and allowance for loan loss, were $1.32 billion at June 30, 2008, an increase of $89.0 million or 7.22%, from $1.23 billion at December 31, 2007. Total deposits were $1.23 billion at June 30, 2008, an increase of $67.9 million or 5.84%, from $1.16 billion at December 31, 2007. Total shareholders’ equity was $105.3 million at June 30, 2008 a decrease of $2.7 million or 2.47%, from $108.0 million at December 31, 2007.

Cash and Cash Equivalents

Cash and cash equivalents were $13.5 million as of June 30, 2008, compared to $17.4 million at December 31, 2007, a decrease of $3.9 million or 22.75%. The decrease in the first six months of 2008 is attributed to a decrease in federal funds sold of $4.2 million.

Investment Securities, available-for-sale

Investment securities available-for-sale were $39.7 million as of June 30, 2008.  During the second quarter of 2008 we purchased $40.0 million in U.S. government agency securities to collateralize new State of California CD deposits totaling approximately $35 million.  The securities were classified as available-for-sale.

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, securities held as “available-for-sale” are reported at current fair value for financial reporting purposes.  The related unrealized gains or losses are recorded, net of income taxes, as accumulated other comprehensive income (loss) in shareholders’ equity.

The following table is a comparison of amortized cost and fair value of investment securities available-for-sale as of the dates indicated:

	Investment Securities Available-for-Sale
	June 30, 2008				December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost		Unrealized Gains		Unrealized Losses		Fair Value
	(dollars in thousands)
U.S. government agency securities	$39,770	$4	$(89)	$39,685	$	- -	$	- -	$	- -	$	- -
Total	$39,770	$4	$(89)	$39,685	$	- -	$	- -	$	- -	$	- -

Investment Securities, held-to-maturity

At June 30, 2008, our FNMA mortgage-backed securities, with an amortized cost and fair value of $3.0 million, were classified as held-to-maturity. These securities were purchased in November 2006 and July 2007 and mature in 2036 and 2037, respectively.

Loans

Total loans, excluding loans held-for-sale, were $1.10 billion at June 30, 2008, compared to $1.03 billion at December 31, 2007, an increase of $73.6 million or 7.18%. The loan portfolio composition is primarily commercial, construction, real estate secured and SBA loans. SBA loans, of which we are an active originator, comprise, approximately 24% and 23% of net loans held in portfolio as of June 30, 2008 and December 31, 2007, respectively. Typical of community bank loan markets, a significant portion of our portfolio is real estate secured. Approximately 92% of the loan portfolio at June 30, 2008 and 93% at December 31, 2007 was real estate secured. Approximately 46% and 47% of our lending portfolio, including SBA construction loans was classified as real estate construction loans as of June 30, 2008 and December 31, 2007, respectively.

In 2006, we began purchasing participations in the unguaranteed portions of SBA 7(a) loans to be held in our loan portfolio (“purchase program”). The participations are purchased based upon their payment history and other selected underwriting criteria. At June 30, 2008, we had $137.7 million in outstanding purchased participation balances, down from $156.0 million at December 31, 2007. Only $716 thousand of loans were purchased during the first six months of 2008, with the purchase occurring in the first quarter. No further purchases are anticipated due to the elimination of this department so we can concentrate on traditional SBA products. The participations were purchased from other financial institutions that are eligible to participate in the SBA 7(a) program. The participation agreements are tri-party agreements among the selling financial institution, the SBA and us.

In December 2006, the federal banking agencies issued final guidance to reinforce sound risk management practices for bank holding companies and banks in commercial real estate (“CRE”) loans. The guidance establishes CRE concentration thresholds as criteria for examiners to identify CRE concentration that may warrant further analysis. The implementation of these guidelines has not resulted in increased reserves or capital costs for our bank. We believe that our CRE portfolio concentration risk as of June 30, 2008 is mitigated due to low loan-to-value ratios, adequate debt coverage ratios, and a wide variety of property types. Under the final guidance, our ratio of commercial real estate loans, excluding owner-occupied properties, to capital at June 30, 2008, is approximately 357%, down from 382% at December 31, 2007. While this exceeds the 300% benchmark set by the guidance, we believe we have implemented enhanced risk management practices as recommended by the guidance. These practices include the review and analysis of detailed monthly construction loan status reports, detailed monthly geographic concentration reports by product type and county location, detailed monthly commercial real estate concentration reports, and centralized monitoring and servicing of our commercial real estate term loans.  As we focus more on building our SBA loan portfolio, we anticipate our ratio of commercial real estate loans, excluding owner-occupied properties, to capital, to decrease and for the downward trend to continue during 2008.

The weighted-average loan-to-value for our real estate loan portfolio, excluding owner occupied properties, is approximately 57% at June 30, 2008. The following table summarizes our loan portfolio, (including loans held-for-sale, excluding deferred loan fees and allowance for loan loss), by type of loan and their percentage distribution:

	June 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Loan portfolio composition:	(dollars in thousands)
Commercial	$80,085	6%	$68,761	6%
Real estate - Construction	613,503	46%	587,992	47%
Real estate – Other	300,339	23%	292,869	23%
SBA	322,971	24%	280,016	23%
Consumer	5,366	1%	3,632	1%
Total Loans	$1,322,264	100%	$1,233,270	100%

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses established through charges to earnings in the form of a provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequently, any recoveries are credited to the allowance.

Quarterly detailed reviews are performed to identify the risks inherent in the loan portfolio and assess the overall quality of the loan portfolio and the related provision for loan losses to be charged to expense. The analysis considers general factors such as evaluation of collateral securing the credit, changes in lending policies and procedures, economic trends, loan volume trends, changes in lending management and staff, trends in delinquencies, nonaccruals and charge-offs, changes in loan review and Board oversight, the effects of competition, legal and regulatory requirements, and factors inherent to each loan pool. Allocations of the allowance may be made for specific loans or pool of loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

The allowance for loan losses was $19.2 million at June 30, 2008 and $16.0 million at December 31, 2007. The allowance for loan losses as a percentage of net loans outstanding and loans held-for-sale was 1.45% as of June 30, 2008 and 1.29% at December 31, 2007. The allowance for loan losses as a percentage of net loans outstanding excluding loans held-for-sale was 1.74% as of June 30, 2008, and 1.56% as of December 31, 2007.

A summary of the allowance for loan losses for the six months ended June 30, 2008 and 2007, and the year ended December 31, 2007 follows:

	Allowance for Loan Losses
	June 30, 2008	December 31, 2007	June 30, 2007
	(dollars in thousands)
Loans outstanding and loans held-for-sale	$1,326,573	$1,237,717	$1,151,515
Average amount of loans outstanding and loans held-for-sale	1,280,433	1,196,849	1,188,278
Balance of allowance for loan losses, beginning of periods	16,022	12,522	12,522
Loans charged off:
Commercial	(1,784)	(449)	(236)
Real Estate - Construction	(2,065)	(100)	- -
Real Estate – Other	(635)	(787)	(442)
Consumer	(2)	- -	- -
Total loans charged off	$(4,486)	$(1,336)	$(678)

Recoveries of loans previously charged off:
Commercial	28	148	7
Real Estate - Construction	- -	- -	- -
Real Estate – Other	162	88	2
Consumer	- -	- -	- -
Total loan recoveries	$190	$236	$9
Net loans charged off	(4,296)	(1,100)	(669)
Provision for loan losses	7,500	4,600	415
Balance, end of period	$19,226	$16,022	$12,268

Ratio of net charge-offs to average loans (annualized)	0.67%	0.09%	0.11%

Nonaccrual, Past Due, Restructured Loans and Other Real Estate Owned (“OREO”)

At June 30, 2008, gross nonaccrual loans totaled $60.7 million, a $29.8 million or 96.11% increase from gross nonaccrual loans of $30.9 million at December 31, 2007. Construction loans accounted for $26.0 million of the increase. The OREO balance was $13.7 million at June 30, 2008, compared to no OREO at December 31, 2007. Restructured loans were $322 thousand at June 30, 2008 and $539 thousand as of December 31, 2007. The following table presents information concerning nonaccrual loans, OREO, accruing loans which are contractually past due 90 days or more, as to interest or principal payments and still accruing, and restructured loans:

	June 30, 2008			December 31, 2007
	Gross	Government	Net	Gross	Government	Net
	Balance	Guaranteed	Balance	Balance	Guaranteed	Balance
Nonaccrual loans (Gross):	(dollars in thousands)
Commercial	$1,161	$(114)	$1,047	$371	$ - -		$371
Real Estate - Construction	37,209	(1,363)	35,846	11,242	(288)		10,954
Real Estate - Other	22,299	(7,090)	15,209	19,323	(10,091)		9,232
Total	60,669	(8,567)	52,102	30,936	(10,379)		20,557
OREO	13,724	(1,888)	11,836	- -	- -		- -
Total nonaccrual loans and OREO	$74,393	$(10,455)	$63,938	$30,936	$(10,379)		$20,557

Gross nonaccrual loans as a percentage of total loans			4.57%				2.50%
Gross nonaccrual loans and OREO as a percentage of total loans and OREO			5.55%				2.50%
Allowance for loan losses to total net loans (including held-for-sale)			1.45%				1.29%
Allowance for loan losses to total net loans (excluding held-for-sale)			1.74%				1.56%
Allowance for loan losses to gross nonaccrual loans			31.69%				51.79%

Loans past due 90 days or more on accrual status:
Commercial			$-			$	- -
Real Estate			-				- -
Installment			-				- -
Total			$-			$	- -

Restructured loans:
On accrual status			$ - -			$	- -
On nonaccrual status			322				539
Total			$322				$539

Cash Surrender Value of Life Insurance

The cash surrender value of life insurance is bank-owned life insurance (“BOLI”) which is the purchase of single premium life insurance on certain executives. We are the owner and beneficiary of these policies with split-dollar agreements on certain executives. The BOLI had a balance of $30.4 million at June 30, 2008, compared to $28.0 million at December 31, 2007, an increase of $2.4 million or 8.53%. The increase is the result of an addition of one policy totaling $1.8 million, coupled with year-to-date net earnings on the policies.

Servicing Asset and Interest-Only Strips Receivable

Two components of non interest-earning assets are the SBA servicing and SBA interest-only (I/O) strip receivable assets. At June 30, 2008, we were servicing approximately $353.8 million of the guaranteed portion of 7(a) and USDA Business and Industry (“B&I”) loans previously sold with a weighted-average servicing rate of 1.70%. At December 31, 2007, we were servicing approximately $374.4 million of the guaranteed portion of 7(a) loans previously sold with a weighted-average servicing and I/O rate of 1.69%.

SBA 7(a) loans can be sold for a premium or for par. When an SBA 7(a) loan is sold for a premium, the originator is required to retain at least 1% interest on the sold portion of the loan. The 1% interest is considered the contractual servicing fee for the loan. When an SBA 7(a) loan is sold for par, the originator generally retains a much larger interest than the required contractual servicing. The premium represents what the buyer is willing to pay the originator for the difference between the rates passed through to the buyer in a premium sale versus a par sale. When we feel that the premium is not sufficient to compensate us for the future income resulting from the higher retained interest in a par sale, we will sell the loan at a premium versus at par.

The servicing asset represents the value of the contractual servicing fee less adequate servicing compensation. Adequate servicing compensation in the SBA industry has been considered 40 basis points. Therefore, the servicing asset value is based upon the contractual servicing fee of generally 1%, less adequate servicing compensation of 40 basis points. At June 30, 2008 and December 31, 2007, we had servicing assets of $5.0 million, and $5.4 million, respectively, which approximate fair value. When the interest rate retained exceeds the contractual servicing fee, generally 1% for SBA 7(a) loans, the excess over 1% is considered the I/O. At June 30, 2008 and December 31, 2007, we had I/O strips of $6.4 million, and $6.6 million, respectively, which approximate fair value. Fair value is estimated by discounting estimated future cash flows from the I/O strips using assumptions similar to those used in valuing servicing assets. Included in the SBA 7(a) totals are USDA B&I loans. These B&I loans usually carry an 80% government guarantee, and are sold in the secondary market much like SBA 7(a) loans. The serviced balance of B&I loans at June 30, 2008 was $29.4 million compared to $21.1 at December 31, 2007.

For the first six months of 2008, we recognized a decrease in the fair value of servicing assets and the interest-only strips receivable. The change in value was caused primarily by a lower outstanding servicing portfolio. A summary of the changes in the related servicing asset and I/O strips receivable are as follows:

	Servicing Assets
	June 30, 2008	December 31, 2007
	(dollars in thousands)
Balance at Beginning of Period	$5,350	$8,288
Increase from Loan Sales	492	1,557
Fair Market value adjustment	(849)	(4,495)
Balance at End of Period	$4,993	$5,350

	Interest-Only Strips Receivable
	June 30, 2008	December 31, 2007
	(dollars in thousands)
Balance at Beginning of Period	$6,599	$13,215
Increase from Loan Sales	1,264	69
Fair Market value adjustment	(1,502)	(6,685)
Balance at End of Period	$6,361	$6,599

Servicing income is a component of non-interest income in the consolidated statement of income. The $552 thousand in income for the second quarter of 2008 was comprised of $1.5 million of servicing income and $948 thousand of expense due to the fair value adjustment. For the second quarter of 2007, the $855 thousand loss was comprised of $1.8 million of servicing income and $2.6 million of expense due to the fair value adjustment.

The servicing calculations contain certain assumptions such as expected life of the loan and the discount rate used to compute the present value of future cash flows. The exposure of the loan life assumption is if loans prepay faster than expected. The exposure to the discount rate assumption is if rates increase significantly. Such exposure can result in a decrease in servicing income. With the assistance of a quarterly external appraisal, the servicing asset and I/O strip receivables are recorded at fair value. The contractual term of the underlying financial assets is predominately greater than 21 years. The table below summarizes the constant prepayment rates (“CPR”) for national SBA pools for each year following the date of origination based on their maturities at June 30, 2008 and December 31, 2007:

SBA Pools – Constant Prepayment Rates Variable Rate Pools
June 30, 2008							December 31, 2007
Issue Date	< 8 Yr Life CPR	8-10 Yr Life CPR	10-13 Yr Life CPR	13-16 Yr Life CPR	16-20 Yr Life CPR	> 20 Yr Life CPR	< 8 Yr Life CPR	8-10 Yr Life CPR	10-13 Yr Life CPR	13-16 Yr Life CPR	16-20 Yr Life CPR	> 20 Yr Life CPR
Year 1	9.45	8.00	7.11	7.21	7.86	7.35	8.69	7.79	7.24	5.20	7.94	6.76
Year 2	16.97	16.05	14.13	13.32	14.18	13.87	17.31	16.35	14.58	12.79	13.96	13.27
Year 3	20.91	20.11	18.39	17.18	18.71	18.99	21.53	20.55	18.99	17.55	18.25	18.38
Year 4	21.75	20.95	20.31	19.09	21.63	22.83	22.13	21.26	20.91	19.82	20.98	22.20
Year 5	19.95	19.39	20.28	19.33	23.12	25.49	19.88	19.44	20.77	20.02	22.33	24.83
Year 6	16.09	16.31	18.72	18.23	23.36	27.08	15.65	16.03	19.05	18.57	22.48	26.41
Year 7	11.12	12.58	16.07	16.08	22.54	27.72	10.69	12.04	16.20	15.92	21.61	27.03
Year 8	6.10	9.09	12.77	13.21	20.85	27.52	6.10	8.50	12.72	12.51	19.92	26.82
Year 9	0.00	6.78	9.27	9.94	18.48	26.58	0.00	6.33	9.09	8.80	17.57	25.88
Year 10	0.00	6.02	5.99	6.59	15.63	25.04	0.00	5.93	5.78	5.25	14.80	24.35
Year 11+	0.00	0.00	3.20	2.19	8.40	18.42	0.00	0.00	3.12	1.61	7.84	17.93

The value of the servicing assets would decrease $698 thousand if prepayment speeds increased 10% and the value of the servicing asset would decrease $1.3 million if prepayment speeds increased 20%.

The expected overall average life of the servicing portfolio is 3.41 years. The following schedule displays the weighted-average discount rates for each SBA pool after applying the CPRs identified above and our estimated discount rates for each SBA pool at June 30, 2008 and December 31, 2007 based on assessing each component:

		Disc Rate
Original Maturity		June 30, 2008	December 31, 2007
< 8	Years	12.96%	13.24%
8-10	Years	13.59%	13.78%
10-13	Years	13.31%	14.07%
13-16	Years	12.90%	14.07%
16-20	Years	11.87%	13.25%
> 20	Years	11.45%	12.98%

The servicing assets value would decrease $261 thousand if the discount rate increased 1% and the servicing assets value would decrease $511 thousand if the discount rate increased 2%. The amount of interest retained on the sold portion of the SBA 7(a) loans does not change even though most of the underlying loans are variable rate. Since the retained interest is fixed, changes in interest rates impact the value. Therefore, when rates rise, the value declines and when rates decline the value increases.

Other Assets

Premises and equipment, deferred tax assets and accrued interest receivable are other major components of assets. Following is a summary of these items as of June 30, 2008 and December 31, 2007.

•	Premises and equipment was $5.6 million at June 30, 2008, compared to $5.3 million at December 31, 2007, an increase of $351 thousand or 6.66% due to completion of leasehold improvement projects.
•	Deferred tax asset was $14.3 million at June 30, 2008, compared to $12.3 million at December 31, 2007, a $2.0 million increase or 16.26%.
•
Accrued interest receivable was $6.0 million at June 30, 2008, compared to $6.8 million at December 31, 2007, a decrease of $785 thousand or 11.50%. The decrease in accrued interest is a result of a general decrease in interest rates and a higher level of loans on non-accrual status as of June 30, 2008, offset by an increase in loans.

Deposits

Deposits were $1.23 billion at June 30, 2008, compared to $1.16 billion at December 31, 2007, a 5.84% increase. Money market and NOW accounts decreased $11.3 million, savings decreased $1.2 million, certificate of deposits (CD's) increased $69.0 million and non interest-bearing deposits increased $11.3 million. Non interest-bearing demand deposits comprised approximately 12% of total deposits at June 30, 2008 and December 31, 2007.

At June 30, 2008, 48% of deposits at the Bank had balances of $100,000 or more. At June 30, 2008, one of our customers (excluding brokered deposits) had balances over 2% of the Bank’s deposits. We prefer core deposits as a source of funds for the loan portfolio. Consequently, we take steps to attract solid core accounts while at the same time maintaining a reasonable funding cost. We will continue to solicit core deposits to diminish reliance on volatile funds.

Borrowings and Junior Subordinated Debt

Borrowings – Short-term advances from the Federal Home Loan Bank (“FHLB”) were $60.5 million at June 30, 2008, with a remaining available borrowing capacity of $39.0 million compared to no borrowings at December 31, 2007 and an available borrowing capacity of $81.1 million.

We use FHLB borrowings to fund loan demand and to manage liquidity in light of deposit flows. Our borrowing capacity can be used to borrow under various FHLB loan programs, including adjustable and fixed-rate financing, for periods ranging from one day to 30 years, with a variety of interest rate structures available. The borrowing capacity has no commitment fees or cost, requires minimum levels of investment in FHLB stock, (we receive dividend income on our investment in FHLB stock), can be withdrawn by the FHLB if there is any significant change in our financial or operating condition and is conditional upon our compliance with certain agreements covering advances, collateral maintenance, eligibility and documentation.

Junior Subordinated Debt – Pursuant to rulings of the Federal Reserve Board, bank holding companies are permitted to issue long-term subordinated debt instruments called debentures that will, subject to certain conditions, qualify as and, therefore, augment capital for regulatory purposes. The debentures are subordinated to all of our existing and future borrowings. The table below summarizes the terms of each issuance of subordinated debentures at June 30, 2008:

Series	Amount (000s)	Date Issued	Rate Adjustor	Effective Rate	Maturity Date
Temecula Valley Statutory Trust II	$5,155	September 2003	3-month LIBOR +2.95%	5.76%	2033
Temecula Valley Statutory Trust III	8,248	September 2004	3-month LIBOR +2.20%	5.00%	2034
Temecula Valley Statutory Trust IV	8,248	September 2005	3-month LIBOR +1.40%	4.18%	2035
Temecula Valley Statutory Trust V	12,372	September 2006	3-month LIBOR +1.60%	4.40%	2036
Temecula Valley Statutory Trust VI	22,901	January 2008	Fixed Rate	9.45%	2038
Total	$56,924

On January 17, 2008 we issued $22.9 million of junior subordinated debt at a fixed rate of 9.45%, with $12 million of the net proceeds transferred to the Bank as tier one capital.

The Federal Reserve Board has taken the position that these mandatorily redeemable preferred securities qualify as capital, subject to certain restrictions. As of June 30, 2008, we have included the net junior subordinated debt in our capital for regulatory capital purposes.

Capital

Total capital was $105.3 million at June 30, 2008, compared to $108.0 million at December 31, 2007. For the first six months of 2008, the $2.7 million decrease consisted of the following: $553 thousand decrease from the net loss, $405 thousand increase on the exercise of stock options, $2.0 million decrease from the repurchase and retirement of common stock, $417 thousand increase for stock-based compensation and $804 thousand decrease for cash dividends.

At June 30, 2008 and December 31, 2007, our bank and holding company were in the regulatory “well capitalized” category. Refer to the capital ratio tables included in the “Capital Planning” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Net Income (Loss)

Six-month analysis. Our net income (loss) and basic and diluted earnings (loss) per share for the six months ended June 30, 2008 and 2007 are as follows:
•	For June 30, 2008, net loss was $553 thousand or $(0.06) per basic share and $(0.06) per diluted share.
•	For June 30, 2007, net income was $9.4 million or $0.89 per basic share and $0.85 per diluted share.

The decrease was primarily the result of a decrease in net interest income of $7.8 million due to a lower net interest margin, a decrease of $5.4 million due to lower loan sales and lower premiums on the sales, and an increase in the loan loss provision of $7.1 million.

Our return on average assets and return on average equity for the six months ended June 30th are as follows:
•	For 2008, return on average assets was (0.08)%; return on average equity was (1.05)%.
•	For 2007, return on average assets was 1.47%; return on average equity was 17.56%.

Second quarter analysis. Our net income (loss) and basic and diluted earnings (loss) per share for the second quarter of 2008 and 2007 are as follows:
•	For 2008, net loss was $2.0 million or $(0.20) per basic share and $(0.20) per diluted share.
•	For 2007, net income was $5.3 million or $0.49 per basic share and $0.47 per diluted share.

The decrease was primarily the result of a decrease in net interest income of $5.0 million, a decrease of $3.9 million in gain on sale of loans and an increase in the loan loss provision of $5.3 million.

Our return on average assets and return on average equity for the second quarter of 2008 and 2007 are as follows:
•	For 2008, return on average assets was (0.58)%; return on average equity was (7.59)%.
•	For 2007, return on average assets was 1.59%; return on average equity was 19.07%.

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

Six-month analysis. Net interest income was $25.5 million in the first six months of 2008, compared to $33.3 million in the same period in 2007. The net interest margin was 3.91% for the six months ending June 30, 2008, compared to 5.53% for the six months ending June 30, 2007. In a decreasing rate environment, the net interest margin will compress due to longer term, higher rate time deposits maturing and repricing at a slower pace than the loan portfolio which is mostly tied to the prime rate. The yield on interest-earning assets decreased by 220 basis points for the first six months of 2008 as compared to the same period in 2007 and the cost of interest-bearing liabilities decreased by 75 basis points for the same periods. The following is a summation of various yields for interest-earning assets and various costs for interest-bearing liabilities for the six months ending June 30, 2008 and 2007:

•
Yield on loans decreased 220 basis points to 7.57% for the first six months of 2008, compared to 9.77% for the first six months of 2007 as a result of the rapid Federal Reserve Bank targeted fed funds rate decreases as well as interest income being reversed on loans that were placed on nonaccrual status.  The placement of loans on non-accrual status resulted in approximately $2.3 million of reduced interest income in the first six months of 2008.

•
Yield on investments, which include interest-bearing deposits, securities and federal funds sold, decreased 187 basis points to 3.36% for the first six months of 2008, compared to 5.23% for the first six months of 2007. The decrease is a result of a decrease in interest rates.

•
Cost of interest-bearing deposits decreased 74 basis points to 4.03% for the first six months of 2008, compared to 4.77% for the first six months of 2007 as a result of the decreasing interest rate environment.

•
Cost of other borrowings, which include federal funds purchased, Federal Home Loan Bank advances and junior subordinated debt borrowings, decreased 219 basis points to 5.72% for the first six months of 2008, compared to 7.91% for the first six months of 2007. Contributing to the decrease in the cost of other borrowings was the increase in the average balance of Federal Home Loan Bank advances and the decreasing interest rate environment, offset by the fixed rate junior subordinated debt issued in January 2008.

The following table shows average balances with corresponding interest income and interest expense as well as average yield and cost information for the six months ending June 30, 2008 and 2007. Average balances are derived from daily balances, and nonaccrual loans are included as interest-bearing loans for purposes of these tables.

	Average Balances with Rates Earned and Paid
	Six-month period ended June 30,
	2008			2007
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets	(dollars in thousands)
Interest-bearing deposits	$1,000	$26	5.21%	$179	$4	5.06%
Securities (1)	11,465	213	3.73%	1,157	32	5.61%
Federal Funds Sold	15,965	238	2.99%	25,590	662	5.21%
Total Investments	28,430	477	3.36%	26,926	698	5.23%

Total Loans (2)	1,280,433	48,301	7.57%	1,188,278	57,565	9.77%
Total Interest Earning Assets	1,308,863	48,778	7.47%	1,215,204	58,263	9.67%

Allowance for Loan Loss	(16,399)			(12,659)
Cash & Due From Banks	11,499			13,566
Premises & Equipment	5,528			5,581
Other Assets	79,837			73,337
Total Assets	$1,389,328			$1,295,029

Liabilities and Shareholders’ Equity
Interest Bearing Demand	$32,824	$24	0.15%	$32,328	$23	0.15%
Money Market	109,146	1,071	1.97%	106,446	2,015	3.82%
Savings	28,120	58	0.41%	30,885	50	0.33%
Time Deposits under $100,000	479,580	10,932	4.57%	408,682	10,198	5.03%
Time Deposits $100,000 or more	397,568	8,941	4.51%	409,543	11,061	5.45%
Other Borrowings	78,453	2,239	5.72%	41,161	1,614	7.91%
Total Interest Bearing Liabilities	1,125,691	23,265	4.14%	1,029,045	24,961	4.89%

Non-interest Demand Deposits	139,274			144,462
Other Liabilities	18,054			13,211
Shareholders' Equity	106,309			108,311
Total Liabilities and Shareholders' equity	$1,389,328			$1,295,029
Net Interest Income		$25,513			$33,302
Interest Spread (3)			3.33%			4.78%
Net Interest Margin (4)			3.91%			5.53%

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

Second quarter analysis. Net interest income was $12.0 million in the second quarter of 2008, compared to $17.1 million in the same period in 2007. The following is a summation of various yields for interest-earning assets and various costs for interest-bearing liabilities for the second quarter 2008 and 2007:

•	Yield on loans decreased 276 basis points to 7.02% for the second quarter of 2008, compared to 9.78% for the second quarter of 2007.
•
Yield on investments, which include interest-bearing deposits, securities and federal funds sold, decreased 187 basis points to 3.36% for the second quarter of 2008, compared to 5.23% for the second quarter of 2007.

•	Cost of interest-bearing deposits decreased 105 basis points to 3.74% for the second quarter of 2008, compared to 4.78% for the second quarter of 2007.
•
Cost of other borrowings, which include federal funds purchased, Federal Home Loan Bank advances and junior subordinated debt borrowings, decreased 303 basis points to 4.63% for the second quarter of 2008, compared to 7.66% for the second quarter of 2007.

The following table shows average balances with corresponding interest income and interest expense as well as average yield and cost information for the three months ending June 30, 2008 and 2007. Average balances are derived from daily balances, and nonaccrual loans are included as interest-bearing loans for purposes of these tables.

	Average Balances with Rates Earned and Paid
	Three-month period ended June 30,
	2008			2007
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets	(dollars in thousands)
Interest-bearing deposits	$1,000	$13	5.21%	$257	$3	5.39%
Securities (1)	19,698	168	3.42%	1,014	15	5.64%
Federal Funds Sold	2,429	13	2.15%	30,705	399	5.21%
Total Investments	23,127	194	3.36%	31,976	417	5.23%

Total Loans (2)	1,294,078	22,655	7.02%	1,208,928	29,487	9.78%
Total Interest Earning Assets	1,317,205	22,849	6.96%	1,240,904	29,904	9.67%

Allowance for Loan Loss	(16,239)			(12,599)
Cash & Due From Banks	10,801			12,970
Premises & Equipment	5,805			5,553
Other Assets	86,787			76,260
Total Assets	$1,404,359			$1,323,088

Liabilities and Shareholders’ Equity
Interest Bearing Demand	$34,386	$12	0.14%	$32,624	$12	0.15%
Money Market	102,606	414	1.62%	109,535	1,057	3.87%
Savings	27,985	27	0.39%	30,343	26	0.34%
Time Deposits under $100,000	485,641	5,203	4.30%	423,717	5,518	5.22%
Time Deposits $100,000 or more	383,647	3,975	4.16%	416,428	5,458	5.26%
Other Borrowings	104,008	1,201	4.63%	40,781	779	7.66%
Total Interest Bearing Liabilities	1,138,273	10,832	3.82%	1,053,428	12,850	4.89%

Non-interest Demand Deposits	142,939			145,629
Other Liabilities	16,603			13,607
Shareholders' Equity	106,544			110,424
Total Liabilities and Shareholders' equity	$1,404,359			$1,323,088
Net Interest Income		$12,017			$17,054
Interest Spread (3)			3.14%			4.77%
Net Interest Margin (4)			3.66%			5.51%

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

The following table shows a comparison of interest income and interest expense as the result of changes in the volumes and rates on average interest-earning assets and average interest-bearing liabilities for the three and six months ended June 30, 2008 and 2007.

	Rate/Volume Analysis
	Increase/Decrease in Net Interest Income
	Three month period ended				Six month period ended
	June 30, 2008 and 2007				June 30, 2008 and 2007
	Volume	Rate		Total	Volume	Rate	Total
Assets	(dollars in thousands)
Interest-bearing deposits	$10	$	- -	$10	$21	$1	$22
Securities (1)	262		(109)	153	289	(108)	181
Federal Funds Sold	(367)		(19)	(386)	(248)	(176)	(424)
Total Investments	(95)		(128)	(223)	62	(283)	(221)

Total Loans (2)	2,077		(8,909)	(6,832)	4,807	(14,071)	(9,264)
Total Interest Earning Assets	$1,982		$(9,037)	$(7,055)	$4,869	$(14,354)	$(9,485)

Liabilities and
Shareholders' Equity
Interest Bearing Demand	1		(1)	- -	2	(1)	1
Money Market	(67)		(576)	(643)	63	(1,007)	(944)
Savings	(2)		3	1	(4)	12	8
Time Deposits under $100,000	806		(1,121)	(315)	1,835	(1,101)	734
Time Deposits $100,000 or more	(430)		(1,053)	(1,483)	(264)	(1,856)	(2,120)
Other Borrowings	1,208		(786)	422	1,479	(854)	625
Total Interest Bearing Liabilities	1,516		(3,534)	(2,018)	3,111	(4,807)	(1,696)
Net Interest Income	$466		$(5,503)	$(5,037)	$1,758	$(9,547)	$(7,789)

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

The monitoring system and allowance for loan losses methodology have evolved over a period of years, and loan classifications have been incorporated into the determination of the allowance for loan losses. The monitoring system and allowance methodology include an assessment of individual impaired loans, as well as applying loss factors to all loans not individually classified as impaired. Impaired loans are reviewed individually to estimate the amount of probable loss that needs to be included in the allowance. These reviews include analysis of financial information as well as evaluation of collateral securing the credit. The analysis also considers general factors such as changes in lending policies and procedures, economic trends, loan volume trends, changes in lending management and staff, trends in delinquencies, nonaccruals and charge-offs, changes in loan review and Board oversight, the effects of competition, legal and regulatory requirements, and factors inherent to each loan pool.

During the second quarter of 2008, the SFAS 5 component of the allowance for loan losses was adjusted upwards as part of the Company’s quarterly review of the calculation.  The increases in the factors are primarily related to an increase in the net nonperforming loans and an increase in net charge-offs.  Non performing loans increased to $52.1 million as of June 30, 2008 as compared to $20.6 million as of December 31, 2007, an increase $31.5 million while net charge-offs to average total loans increased to an annualized rate of 0.67% as of June 30, 2008 as compared to 0.09% as of December 31, 2007.

The provision was $7.5 million and $415 thousand for the first six months of 2008 and 2007, respectively.  For the second quarter of 2008, the provision was $5.3 million, compared to no provision for the second quarter of 2007. The provision for loan losses was increased from $2.2 million in the first quarter to $5.3 million in the second quarter to cover the increased amount of charge-offs, to cover the slight increase in loans outstanding, and to cover probable incurred losses associated with the general economic conditions in the markets we serve.

Non-Interest Income

Non-interest income is an important revenue source for us. Non-interest income consists of service charges and fees, gain on sale of loans and other assets, loan servicing, broker and other loan related income.

Six-month analysis. Non-interest income was $5.5 million for the first six months of 2008, compared to $10.0 million for the same period in 2007, a $4.5 million decrease. The main contributors to the decrease were the decreases of gains on sale of loans and loan broker income, offset by an increase in servicing income.  The variances were as follows:

•
Gain on sale of loans were $1.4 million in the first six months of 2008, compared to $6.8 million for the same period in 2007, a $5.4 million decrease.  The decrease in gain on sale of loans is the result of lower premiums on SBA 7(a) loan sales coupled with lower volume of SBA 7(a) and SBA 504 loan sales.  This is a temporary difference as we anticipate an increase in loan sales with the addition of our SBA production officers.

•
Loan broker income was $950 thousand in the first six months of 2008, compared to $2.7 million for the same period in 2007, a $1.7 million decrease. The decrease is a result of lower volume in the first six months of 2008 compared to the same period in 2007.

•
Servicing income was $523 thousand in the first six months of 2008, compared to a loss of $1.7 million for the same period in 2007, a $2.2 million increase. As a result of most SBA 7(a) loans now being sold at a premium instead of at par (par loan sales carry a higher servicing rate), the weighted-average rate on servicing assets has been decreasing. At June 30, 2008, we were servicing approximately $353.8 million of the guaranteed portion of 7(a) loans previously sold with a weighted-average servicing rate of 1.70%. The SBA 7(a) guaranteed servicing portfolio balance as of December 31, 2007 was $374.4 million with a weighted-average servicing rate of 1.69%. The servicing income was negative for the six month period ending June 30, 2007 as a result of adjusting the fair value of the servicing and I/O assets to account for an increase in the discount rate and prepayments experienced in our SBA loan portfolio and higher discount rates due to the dislocation of the credit markets. For the first six months of 2008, the prepayment and discount rates have stabilized and the servicing income has improved.

Second quarter analysis. Non-interest income was $2.8 million in the second quarter of 2008, compared to $6.1 million in the same period in 2007, a $3.3 million decrease. The main contributors to the decrease were the decreases in gain on sale of loans and loan broker income, offset by an increase in servicing income (loss).  The variances were as follows:

•	Gain on sale of loans were $570 thousand in the second quarter of 2008, compared to $4.5 million for the same period in 2007, a $3.9 million decrease.
•	Loan broker income was $334 thousand in the second quarter of 2008, compared to $1.3 million for the same period in 2007, a $941 thousand decrease.
•	Servicing income was $552 thousand in the second quarter of 2008, compared to a loss of $855 thousand for the same period in 2007, a $1.4 million increase.

The following table summarizes the components of non-interest income for the three and six months ended June 30, 2008 and 2007.

	Fees and Other Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
Service Charges and Fees	$147	$151	$299	$300
Gain on Sale of Loans	570	4,453	1,400	6,750
Gain(Loss) on Other Assets and Other Real Estate Owned	(17)	1	35	(13)
Servicing Income (Loss)	552	(855)	523	(1,710)
Loan Broker Income	334	1,275	950	2,661
Loan Related Income	614	559	1,027	1,017
Other Income	592	533	1,309	1,050
	$2,792	$6,117	$5,543	$10,055

The gain on sale of loans was $1.4 million in the first six months of 2008 compared to $6.8 million in the same period in 2007, a $5.4 million decrease. For the second quarter of 2008, the gain on sale of loans was $570 thousand compared to $4.5 million for the second quarter of 2007. The following table summarizes the gain on sale of loans and other assets for the three and six months ended June 30, 2008 and 2007.

	Gain on Sale of Loans / Assets
	Three months ended June 30,			Six months ended June 30,
	2008		2007	2008		2007
	(dollars in thousands)
SBA 7A Unguaranteed Sales	$	- -	$496	$	- -	$648
SBA 7A Guaranteed Sales		566	1,890		1,053	2,847
1st TD Sales		- -	1,311		- -	1,311
SBA 504 Sales		58	13		404	833
Other Loan Related		(54)	743		(57)	1,111
REO Gain (Loss)		- -	- -		52	(15)
Fixed Assets Gain (Loss)		(17)	1		(17)	2
Total		$553	$4,454		$1,435	$6,737

Non-Interest Expense

Non-interest expenses consist of salaries and benefits, occupancy, furniture and equipment, processing, office expense and professional costs such as legal and auditing, marketing and regulatory fees. These expenses are reviewed and controlled to maintain cost effective levels of operation.

Six-month analysis. For the six months ended June 30, 2008, non-interest expense was $24.8 million, compared to $27.0 million for the same period in 2007, a $2.2 million decrease. The main contributors to the decrease were salaries and employee benefits, offset by increases in regulatory assessment expense, and other expense. The variances were as follows:

•
Salaries and benefits were $15.8 million in the first six months of 2008, compared to $18.3 million for the same period in 2007, a $2.5 million decrease. The decrease in salaries and benefits is primarily a result of lower commissions on SBA brokered loan sales, lower bonus accruals and lower full-time equivalent (1), offset by additional SBA production officers. The table below sets forth information concerning our total number of employees, our total number of full-time equivalent (1) and our total number of full time employees for the periods indicated:

	June 30, 2008	December 31, 2007	June 30, 2007
Number of employees	305	325	323
Number of full-time equivalent (1)	299	316	318
Number of full-time	283	296	304

(1)  Full-time equivalent (“FTE”) is defined as the number of total hours worked divided by the maximum number of compensable hours in a work year. For example, if the work year is defined as 2,080 hours, then one employee occupying a paid full time job all year would consume one FTE.  Two employees working for 1,040 hours each would consume one FTE between the two of them.

Also included in the salaries and benefits expense for the first six months of 2008 is $417 thousand and for the first six months of 2007 is $368 thousand for stock-based compensation for all share-based payments as a result of the adoption of SFAS No. 123R.
•
Regulatory assessment expenses were $555 thousand for the first six months of 2008, compared to $111 thousand for the same period in 2007, a $444 thousand increase. In November 2006, the Federal Deposit Insurance Corporation ("FDIC") finalized a rule intended to match an institution's deposit insurance premium to the risk an institution poses to the deposit insurance fund. The final regulations adopt a new base schedule of rates that the FDIC Board could adjust up or down, depending on the revenue needs of the insurance fund. During the third quarter of 2007, we were assessed at the new deposit insurance rate retroactive to March 31, 2007. The $444 increase is due to the increase in FDIC assessments.

•
Other expenses were $1.3 million for the first six months of 2008, compared to $963 thousand for the same period in 2007, a $363 thousand increase. A majority of this increase is due to increases in loan collection expenses associated with non-accrual loans and expenses associated with OREO.

Second quarter analysis. For the second quarter of 2008, non-interest expense was $13.2 million compared, to $14.3 million for the same period in 2007, a $1.1 million decrease. The main contributors to the decrease were salaries and employee benefits, offset by increases in regulatory assessment expense, and other expense. The variances were as follows:

•	Salaries and benefits were $8.2 million in the second quarter of 2008, compared to $9.6 million for the same period in 2007, a $1.4 million decrease.
•	Regulatory assessment expenses were $311 thousand in the second quarter of 2008, compared to $56 thousand for the same period in 2007, a $255 thousand increase.
•	Other expenses were $1.1 million in the second quarter of 2008, compared to $846 thousand for the same period in 2007, a $279 thousand increase.

The following table summarizes the components of non-interest expense for the three and six months ended June 30, 2008 and 2007.

	Other Expenses
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
Salaries and Employee Benefits	$8,214	$9,646	$15,826	$18,283
Occupancy Expenses	873	817	1,719	1,609
Furniture and Equipment	440	456	930	928
Data Processing	350	353	697	705
Marketing and Business Promotion	154	257	417	601
Legal and Professional	285	403	666	711
Regulatory Assessments	311	56	555	111
Travel & Entertainment	218	285	429	591
Loan Related Expense	600	493	1,068	1,115
Office Expenses	592	705	1,174	1,363
Other Expenses	1,126	846	1,327	963
	$13,163	$14,317	$24,808	$26,980

Income Taxes

The tax provision totaled $(699) thousand for the first six months of 2008 and $6.5 million for the first six months of 2007, representing 55.8% and 40.9%, respectively, of pre-tax income for those periods. The amount of the tax provision is determined by applying our statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to increases in the cash surrender value of bank-owned life insurance, net interest on California Enterprise Zone loans, compensation expense associated with stock options and certain other expenses that are not allowed as tax deductions and tax credits.  Deferred tax assets totaled $13.3 million at June 30, 2008, compared to $12.3 million at December 31, 2007. Over half of the deferred tax asset balance is due to the tax deductibility timing difference of the provision for loan losses.  The tax provision totaled $(2.0) million for the second quarter of 2008 and $5.3 million for the second quarter of 2007, representing 45.0% and 40.7%, respectively, of pre-tax income for those periods.

LIQUIDITY

Banks are in the business of managing money. Consequently, funds management is essential to the ongoing profitability of a bank. A bank must attract funds at a reasonable rate and deploy the funds at an appropriate rate of return, while taking into account risk factors, interest rates, short- and long-term liquidity positions and profitability needs. Recent disruptions in the financial credit and liquidity markets have had the effect of decreasing the overall liquidity in the marketplace. Competition from financial institutions seeking to maintain adequate liquidity has placed upward pressure on the rates paid on certain deposit accounts. Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers’ credit needs and ongoing repayment of borrowings.

Our cash position is determined on a daily basis. On a monthly basis, our board reviews our liquidity position. One analysis measures the liquidity gap, which is a measurement of primary and secondary liquidity sources to total deposits, and other borrowings that mature within one year. Another analysis measures an industry standard peer group liquidity ratio to ours. Our guidelines state a 10% ratio or more should be maintained. At June 30, 2008, the ratio was 10.86%.

Our primary sources of liquidity are derived from financing activities that include Federal Funds lines of credit at correspondent banks, Federal Home Loan Bank Advances, Money Desk deposits, brokered deposits, and customer deposits. We maintain Federal Funds lines of credit of $78.0 million for short-term liquidity. In addition, we have created a borrowing capacity at the Federal Home Loan Bank that fluctuates with loan balances pledged as collateral. At June 30, 2008, our borrowing capacity with the Federal Home Loan Bank was $99.5 million and at December 31, 2007 it was $81.1 million. Payments of principal and interest on loans and sales and participations of eligible loans augment these funding sources. Primary uses of funds include withdrawal of deposits, interest paid on deposits and borrowings, originations of loans, and payment of operating expenses.

Net cash used in operating activities totaled $23.3 million for the first six months of 2008, compared to net cash used in operating activities of $9.3 million for the same period last year. The increase was primarily the result of the reduction in net income and the net change in deferred loan origination fees.

Net cash used by investing activities totaled $129.6 million for the first six months of 2008, compared to net cash provided by of $7.0 million for the same period in 2007. The change was primarily the result of the purchase of $40.0 million in U.S. government agency securities, available-for-sale and the increased loan growth in the current year compared to the prior year.

Net cash provided by financing activities totaled $148.8 million for the first six months of 2008, compared to $60.2 million for the same period last year. The change was primarily the result of the borrowings from Federal Home Loan Bank and the addition of junior subordinated debt in 2008.

At June 30, 2008, cash and cash equivalents totaled $13.5 million, compared to $91.4 million at June 30, 2007, a decrease of $77.9 million, or 85.3%. The liquidity of our holding company is primarily dependent on the payment of cash dividends by our bank, subject to restrictions set forth by applicable California and Federal laws and regulations. As of June 30, 2008, approximately $18.9 million of undivided profits of our bank were available for dividends to our company, (an amount that would allow maintenance of the “well capitalized” level).

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

			Amount of Capital Required
			For Capital Adequacy Purposes
Temecula Valley Bancorp	Amount	Ratio	Amount	Ratio
As of June 30, 2008:
Total Risk-Based Capital (to Risk-Weighted Assets)	$178,987	11.80%	$121,347	8.00%
Tier 1 Risk-Based Capital (to Risk-Weighted Assets)	$139,814	9.22%	$60,657	4.00%
Tier 1 Leverage Ratio (to Average Assets)	$139,814	9.96%	$56,150	4.00%

As of December 31, 2007:
Total Risk-Based Capital (to Risk-Weighted Assets)	$157,101	10.80%	$116,380	8.00%
Tier 1 Risk-Based Capital (to Risk-Weighted Assets)	$140,424	9.65%	$58,190	4.00%
Tier 1 Leverage Ratio (to Average Assets)	$140,424	10.63%	$52,844	4.00%

			Amount of Capital Required
			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Provisions
Temecula Valley Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2008:
Total Risk-Based Capital (to Risk-Weighted Assets)	$170,281	11.25%	$121,089	8.00%	$151,361	10.00%
Tier 1 Risk-Based Capital (to Risk-Weighted Assets)	$151,350	10.00%	$60,540	4.00%	$90,810	6.00%
Tier 1 Leverage Ratio (to Average Assets)	$151,350	10.80%	$56,056	4.00%	$70,069	5.00%

As of December 31, 2007:
Total Risk-Based Capital (to Risk-Weighted Assets)	$154,912	10.66%	$116,290	8.00%	$145,362	10.00%
Tier 1 Risk-Based Capital (to Risk-Weighted Assets)	$138,235	9.51%	$58,145	4.00%	$87,217	6.00%
Tier 1 Leverage Ratio (to Average Assets)	$138,235	10.48%	$52,805	4.00%	$66,006	5.00%

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

Contractual Obligations

We conduct business at eleven full-service banking offices in Southern California and multiple loan production offices in six states, including California. The main office facilities are located at 27710 Jefferson Avenue, Suite A100, Temecula, California. As of June 30, 2008, we owned the property at one of our branch locations. The remaining banking offices and other offices are leased. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance. Total future rental payments (exclusive of operating charges and real property taxes) are approximately $4.3 million, with lease expiration dates ranging from 2008 to 2014, exclusive of renewal options.

The following table summarizes our aggregate contractual obligations and their maturities as of June 30, 2008.

		Loan Commitments and Related Financial Instruments
		Maturity by period as of June 30, 2008
		One year	More than 1	More than 3	More than
	Total	or less	year to 3 years	years to 5 years	5 years
	(Dollars in Thousands)
Commitments to Extend Credit	$363,335	$233,114	$59,738	$1,293	$69,190
Letters of Credit	12,647	12,489	158	- -	- -
Loan Commitments Outstanding	375,982	245,603	59,896	1,293	69,190

Borrowings from Federal Home Loan Bank	60,530	60,530	- -	- -	- -
Junior Subordinated Debt	56,924	- -	- -	- -	56,924
Operating Lease Obligations	4,347	1,749	1,941	512	145
Other Commitments Outstanding	121,801	62,279	1,941	512	57,069
Total Outstanding Commitments	$497,783	$307,882	$61,837	$1,805	$126,259

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

The following reflects our one year net interest income sensitivity based on asset and liability levels using June 30, 2008 as a starting point. For purposes of this table, there is assumed to be zero growth in loans, investments, deposits, and other components of the balance sheet.

June 30, 2008
Changes in		Projected Net	Change from	% Change from
Rates		Interest Income	Base Case	Base Case
(dollars in thousands)
+300	bp	$55,016	$12,481	29.34%
+200	bp	50,521	7,986	18.78%
+100	bp	46,343	3,808	8.95%
- -	bp	42,535	- -	0.00%
-100	bp	39,056	(3,479)	(8.18%)
-200	bp	35,570	(6,965)	(16.37%)
-300	bp	31,734	(10,801)	(25.39%)

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

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

As of June 30, 2008, we are not party to any litigation that is considered likely to have a material adverse effect on us.

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

Stock Repurchases

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

The following table provides information concerning our Company’s repurchases of its common stock during the second quarter of 2008, all of which were executed in accordance with SEC Rule 10b-18:

			Issuer Purchases of Equity Securities
Period			( a ) Total number of shares purchased		( b ) Average price paid per share			( c ) Total number of shares purchased as part of publicly announced plans or programs		( d ) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
04/01/08	-	04/30/08	- -		$	- -		- -		$10,358,103
05/01/08	-	05/31/08	50,000			$7.27		50,000		$9,994,753
06/01/08	-	06/30/08	- -		$	- -		- -		$9,994,753
		Total	50,000	(1)		$7.27	(2)	50,000	(1)	$9,994,753

(1) For 2008, the shares repurchased were pursuant to the plan announced January 20, 2008. All repurchases were made in open market transactions.
(2) This price includes a commission of $0.05 per share.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                      None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 27, 2008, we held our annual meeting of security holders. Two matters were submitted to our common shareholders. The following individuals were elected for a one-year term to our Board of Directors, until their successors are duly elected and qualified, and the amendments to the stock option plan were approved by our shareholders. The results were as follows:

	For	Withheld	# of Abstentions/Broker Non-Votes
Dr. Steven W. Aichle	7,815,001	150,166	- -
Dr. Robert P. Beck	7,815,001	150,166	- -
Neil M. Cleveland	7,832,840	132,327	- -
George Cossolias	7,806,663	158,504	- -
Luther J. Mohr	7,830,090	135,077	- -
Stephen H. Wacknitz	7,834,100	131,067	- -
Richard W. Wright	7,810,151	155,016	- -
Amendment of the Temecula Valley Bancorp Inc. 2004 Stock Incentive Plan	3,823,289	707,599	3,434,279

ITEM 5.           OTHER INFORMATION

(a) None
(b) None.

ITEM 6.           EXHIBITS

 Exhibit No.                                Description of Exhibit

  10.1                      Salary Continuation Agreement dated April 20, 2008 between David Bartram and Temecula Valley Bank #

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

TEMECULA VALLEY BANCORP INC.

    DATE: August 8, 2008                                                                                                                        By: /s/ Stephen H. Wacknitz
                                                                        Stephen H. Wacknitz,
                                    Chairman of the Board, President and
                                                                                            Chief Executive Officer

                                                                                                                           By: /s/ Donald A. Pitcher
                               Donald A. Pitcher,
                                   Executive Vice President,
                                                                                                                                                                                                                           Chief Financial Officer