Form 10-Q
period 2008-09-30
TEMECULA VALLEY BANCORP INC
filed 2008-11-07
CIK 1172678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008

or

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

Yes [ ]   No  [X]

As of November 7, 2008, there were 10,040,267 shares of the registrant’s common stock, no par value per share, outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	3
ITEM 1 – FINANCIAL STATEMENTS (UNAUDITED)	3
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11
OVERVIEW	11
FINANCIAL CONDITION	13
RESULTS OF OPERATIONS	20
LIQUIDITY	27
CAPITAL PLANNING	28
CRITICAL ACCOUNTING POLICIES AND ESTIMATES	28
LOAN COMMITMENTS AND RELATED FINANCIAL INSTRUMENTS	29
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	30
ITEM 4 – CONTROLS AND PROCEDURES	30
PART II - OTHER INFORMATION	31
ITEM 1. LEGAL PROCEEDINGS	31
ITEM 1A. RISK FACTORS	31
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	31
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	31
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	31
ITEM 5. OTHER INFORMATION	31
ITEM 6. EXHIBITS	32
SIGNATURES	33

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS (Unaudited)
TEMECULA VALLEY BANCORP INC.
Consolidated Statements of Financial Condition
(Unaudited)
	September 30, 2008	December 31, 2007
ASSETS	(in thousands, except share data)
Cash and Due from Banks	$12,578	$13,210
Federal Funds Sold	- -	4,220
TOTAL CASH AND CASH EQUIVALENTS	12,578	17,430

Interest-bearing deposits in financial institutions	1,000	1,000
Investment securities available-for-sale	39,125	- -
Investment securities held-to-maturity (fair value of $2,942 at September 30, 2008 and $3,046 at December 31, 2007)	2,875	2,981

Loans Held for Sale	221,136	207,391
Loans:
Commercial	82,091	68,761
Real Estate – Construction	481,435	481,849
Real Estate – Other	264,157	229,123
SBA	301,682	242,514
Consumer and other	4,722	3,632
TOTAL LOANS HELD IN PORTFOLIO	1,134,087	1,025,879
Net Deferred Loan Fees	4,835	4,447
Allowance for Loan Losses	(20,069)	(16,022)
TOTAL NET LOANS HELD IN PORTFOLIO	1,118,853	1,014,304

Federal Home Loan Bank Stock, at Cost	4,842	2,905
Premises and Equipment	5,311	5,271
Other Real Estate Owned	26,870	- -
Cash Surrender Value of Life Insurance	30,715	28,034
Deferred Tax Assets	15,438	12,298
SBA Servicing Assets	4,927	5,350
SBA Interest-Only Strips Receivable	7,008	6,599
Accrued Interest Receivable	5,901	6,827
Other Assets	17,393	8,135
TOTAL ASSETS	$1,513,972	$1,318,525

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non Interest-Bearing Demand	$139,577	$133,867
Money Market and NOW	106,860	146,270
Savings	27,157	28,059
Time Deposits, Under $100,000	610,044	453,272
Time Deposits, $100,000 and Over	322,524	399,603
TOTAL DEPOSITS	1,206,162	1,161,071

Accrued Interest Payable	2,787	2,329
Federal Reserve Bank, Discount Window Advance	131,800	- -
Junior Subordinated Debt	56,924	34,023
Dividend Payable	401	405
Other Liabilities	14,443	12,738
TOTAL LIABILITIES	1,412,517	1,210,566
Shareholders’ Equity:
Common Stock No Par Value; 40,000,000 Shares
Authorized; 10,038,267 and 10,147,910 Shares Issued
and Outstanding at September 30, 2008 and December 31, 2007	36,097	37,178
Retained Earnings	65,415	70,781
Accumulated other comprehensive loss	(57)	- -
TOTAL SHAREHOLDERS’ EQUITY	101,455	107,959
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,513,972	$1,318,525
See accompanying notes to the consolidated financial statements

TEMECULA VALLEY BANCORP INC.
Consolidated Statements of Income
(Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
INTEREST INCOME	(in thousands, except share and per share data)
Loans, including fees	$22,132	$28,496	$70,433	$86,061
Investment Securities	293	43	506	75
Due from Banks-Time	12	14	38	18
Federal Funds Sold	3	505	241	1,167
TOTAL INTEREST INCOME	22,440	29,058	71,218	87,321
INTEREST EXPENSE
Money Market and NOW	382	1,267	1,477	3,305
Savings Deposits	29	39	87	89
Time Deposits	9,161	10,586	29,034	31,846
Junior Subordinated Debt and Other Borrowings	1,337	649	3,576	2,262
TOTAL INTEREST EXPENSE	10,909	12,541	34,174	37,502
NET INTEREST INCOME	11,531	16,517	37,044	49,819
Provision for Loan Losses	7,550	1,055	15,050	1,470
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,981	15,462	21,994	48,349
NON INTEREST INCOME
Service Charges and Fees	166	154	465	454
Gain on Sale of Loans	1,310	1,631	2,710	8,381
Gain(Loss) on Other Assets and Other Real Estate Owned	(375)	1	(340)	(12)
Servicing Income (loss)	(161)	(3,108)	362	(4,818)
Loan Broker Income	106	1,332	1,056	3,993
Loan Related Income	415	928	1,442	1,945
Other Income	769	582	2,078	1,632
TOTAL NON INTEREST INCOME	2,230	1,520	7,773	11,575
NON INTEREST EXPENSE
Salaries and Employee Benefits	6,232	7,791	22,058	26,074
Occupancy Expenses	923	815	2,642	2,424
Furniture and Equipment	521	516	1,451	1,444
Data Processing	373	324	1,070	1,029
Marketing and Business Promotion	188	292	605	893
Legal and Professional	254	308	920	1,019
Regulatory Assessments	276	418	831	529
Travel & Entertainment	126	210	555	801
Loan Related Expense	737	975	1,805	2,090
Office Expenses	654	648	1,828	2,011
Other Real Estate Owned Expenses	892	- -	1,049	- -
Other Expenses	801	344	1,971	1,307
TOTAL NON INTEREST EXPENSE	11,977	12,641	36,785	39,621
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	(5,766)	4,341	(7,018)	20,303
Income Tax Expense (Benefit)	(2,158)	1,746	(2,857)	8,278
NET INCOME (LOSS)	$(3,608)	$2,595	$(4,161)	$12,025
Per Share Data :
Earnings (Loss) Per Share – Basic	$(0.36)	$0.25	$(0.42)	$1.15
Earnings (Loss) Per Share – Diluted	$(0.36)	$0.25	$(0.42)	$1.10
Cash Dividend Per Share	$0.04	$0.04	$0.12	$0.08

Average number of shares outstanding	10,038,267	10,247,356	10,058,973	10,502,129
Average number of shares and equivalents (1)	10,038,267	10,559,464	10,058,973	10,892,611

(1) The effect of stock options for the quarter and year ended September 30, 2008 was not included in the calculation of diluted loss per share because to do so would have been anti-dilutive for all shares.

See accompanying notes to the consolidated financial statements

TEMECULA VALLEY BANCORP INC.
Consolidated Statements of Shareholders’ Equity
(Unaudited)
				Accumulated
		Common		Other
		Stock	Retained	Comprehensive
	Shares	& Surplus	Earnings	Income (Loss)	Total
	(in thousands, except per share data)

Balance at January 1, 2007	10,587	$46,383	$57,052	$(172)	$103,263
Net Income			12,025		12,025
Exercise of Stock Options,
Including the Realization of Tax Benefits of $1,019	235	1,897			1,897
Repurchase and retirement of common stock	(684)	(12,061)			(12,061)
Stock-based compensation		651			651
Adjustment for adoption of FASB 155			(172)	172	- -
Cash dividends ($0.08 per share)			(831)		(831)
Balance at September 30, 2007	10,138	$36,870	$68,074	$ - -	$104,944

Balance at January 1, 2008	10,148	$37,178	$70,781	$ - -	$107,959
Comprehensive loss:
Net Loss			(4,161)		(4,161)
Change in net unrealized loss on investment securities available for sale, after tax effects				(57)	(57)
Total comprehensive loss					(4,218)
Exercise of Stock Options,
Including the Realization of Tax Benefits of $117	90	428			428
Repurchase and retirement of common stock	(200)	(2,043)			(2,043)
Stock-based compensation		534			534
Cash dividends ($0.12 per share)			(1,205)		(1,205)
Balance at September 30, 2008	10,038	$36,097	$65,415	$(57)	$101,455

See accompanying notes to the consolidated financial statements

TEMECULA VALLEY BANCORP INC.
Consolidated Statements of Cash Flows
(Unaudited)
	For the nine months ended September 30,
	2008	2007
OPERATING ACTIVITIES	(in thousands)
Net Income (Loss)	$(4,161)	$12,025
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for loan losses	15,050	1,470
Depreciation and amortization	1,444	1,373
Fair value adjustment on servicing assets and I/O strips receivable	3,983	10,092
Amortization of debt issuance cost	47	42
Net amortization of securities premiums (discounts)	(3)	9
Net change in deferred loan origination fees	(388)	19
Provision for deferred taxes	(3,139)	(900)
Gain on sale of loans	(2,710)	(8,381)
Loans originated for sale	(93,348)	(203,969)
Proceeds from loan sales	82,313	112,474
Loss on sale of other real estate owned and fixed assets	340	12
Share-based compensation expense	534	651
Earnings on cash surrender value of life Insurance	(831)	(737)
Federal Home Loan Bank stock dividends	(132)	(88)
Net change in accrued interest, other assets and other liabilities	(10,349)	(5,836)
NET CASH USED IN OPERATING ACTIVITIES	(11,350)	(81,744)

INVESTING ACTIVITIES
Purchases of available-for-sale investments	(39,967)	- -
Purchases of held-to-maturity investments	(600)	(2,636)
Proceeds from maturities of held-to-maturity securities	600	600
Principal repayments of securities	855	- -
Purchases of Federal Home Loan Bank stock	(1,806)	- -
Proceeds from Federal Home Loan Bank stock	- -	783
Net decrease (increase) in loans	(150,834)	23,683
Purchase of loans	(715)	(57,200)
Proceeds from first trust deed loan sales	- -	70,184
Purchases of premises and equipment	(1,658)	(1,047)
Proceeds from sale of premises and equipment	341	92
Proceeds from sale of other real estate owned	5,160	1,810
Purchase of Cash Surrender Value Life Insurance	(1,850)	(3,000)
NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES	(190,474)	33,269

FINANCING ACTIVITIES
Net increase (decrease) in demand deposits, now, money market and savings accounts	(34,602)	41,340
Net increase in time deposits	79,693	28,711
Proceeds from exercise of stock options	311	878
Proceeds from Federal Reserve Bank, Discount Window Advance	131,800	- -
Proceeds from issuance of junior subordinated debt	22,901	- -
Retirement of junior subordinated debt securities	- -	(7,217)
Cash dividends on common stock	(1,205)	(831)
Repurchase and retirement of common stock	(2,043)	(12,061)
Excess tax benefits from exercise of stock options	117	1,019
NET CASH PROVIDED BY FINANCING ACTIVITIES	196,972	51,839

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,852)	3,364
Cash and cash equivalents at beginning of year	17,430	33,469
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,578	$36,833
Supplemental Disclosures of Cash Flow Information:
Interest paid	$33,715	$37,350
Income taxes paid, net of refunds	$5,520	$8,349
Transfer of loans to other real estate owned	$32,338	$722

See accompanying notes to the consolidated financial statements

TEMECULA VALLEY BANCORP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For the nine months ended September 30, 2008 and 2007

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Estimates associated with the allowance for loan losses, other real estate owned, SBA servicing asset, and SBA interest-only strips receivable are particularly susceptible to material change in the near term. Actual results could differ from those estimates.

The results of operations for the nine month period ended September 30, 2008, are not necessarily indicative of the results to be expected for the full year. These financial statements do not include all disclosures associated with our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC and, accordingly, should be read in conjunction with such statements. In our opinion, the unaudited financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to fairly present our financial position on September 30, 2008.

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

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We have adopted FAS 157 effective January 1, 2008. The adoption had no effect on our financial condition or results of operations.

On October 10, 2008, the FASB Staff issued an FSP related to Statement of Financial Accounting Standards (“SFAS”) No. 157, FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is not active.” The provisions of FSP 157-3 are effective on issuance, or October 10, 2008. FSP 157-3 clarifies the application of SFAS No. 157, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The issuance of FSP 157-3 and our adoption of FSP 157-3 did not have an effect on our interim consolidated financial statements. Application issues addressed by the FSP include:

a)	How management’s internal assumptions should be considered when measuring fair value when relevant observable data do not exist.
b)	How observable market information in a market that is not active should be considered when measuring fair value.
c)	How the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value.

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

No cash dividends were paid by our bank prior to the formation of our company in 2002. Since 2007, our Board of Directors authorized six cash dividends.  In September 2008 our Board of Directors voted to suspend regular quarterly cash dividends on its common stock. This will not affect the cash dividends to be paid October 15, 2008. While our subsidiary bank remains above regulatory requirements for being a “well capitalized” institution, our Board of Directors believe maintaining a strong capital position is a priority at this time and eliminating our cash dividends will improve our capital position by conserving approximately $1.6 million of capital per year.

The table below sets forth information concerning cash dividends paid since 2007:

Date authorized:	Amount:	Record Date:	Payable Date:
May 2007	$0.04 per share	July 2, 2007	July 16, 2007
August 2007	$0.04 per share	October 1, 2007	October 15, 2007
November 2007	$0.04 per share	January 1, 2008	January 15, 2008
March 2008	$0.04 per share	April 1, 2008	April 15, 2008
May 2008	$0.04 per share	July 1, 2008	July 15, 2008
August 2008	$0.04 per share	October 1, 2008	October 15, 2008

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

Investment Securities available-for-sale.  The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities’ relationship to other benchmark quoted securities (Level 2 inputs).

SBA Servicing Assets/SBA Interest-Only Strips Receivable.  The fair value of SBA servicing and I/O strip receivable assets are based on a valuation model used by an independent appraiser. We are able to compare the valuation model inputs and results to widely available published industry data for reasonableness (Level 3 inputs).

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:		(dollars in thousands)
Investment Securities available-for-sale	$39,125	$	- -		$39,125	$	- -
SBA Servicing Asset	$4,927	$	- -	$	- -		$4,927
SBA Interest-Only Strips Receivable	$7,008	$	- -	$	- -		$7,008

The table below presents a reconciliation of SBA Servicing and SBA Interest-Only Strips Receivable, measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period indicated:

	Servicing Assets	Interest-Only Strips Receivable
	(dollars in thousands)
Balance at beginning of period, January 1, 2008	$5,350	$6,599
Increase from Loan Sales	1,000	2,969
Fair Market value adjustment	(1,423)	(2,560)
Balance at end of period, September 30, 2008	$4,927	$7,008

Impaired Loans.  A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impaired loans which are collateral based are measured at the fair value of the loans collateral value. A majority of our loans are collateral dependent and, accordingly, are measured based on the fair value of such collateral. Impaired loans which are not collateral dependent are based on the present value of the expected future cash flows. We will consider a loan to be impaired if it is placed on nonaccrual or it becomes collateral dependent without the appropriate level of support from the borrower or guarantor.  Impairment is also assessed on classified loans still accruing with balances greater than $500,000 that have a loss potential. For example, a loan where a loss is estimated and an estimated loss reserve is established will be deemed an impaired loan because we have determined it to be probable that full interest and principal, in accordance with the contractual terms of the loan agreement, will not be collected.

Fair value of the loan’s collateral is determined by appraisals or recent transaction prices for similar collateral, adjusted for costs to liquidate collateral. As such, fair value inputs on impaired loans are considered (Level 3 inputs). At September 30, 2008, substantially all of our impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to Management or recent transaction prices for similar collateral. Impaired loans had a carrying amount of $65.4 million, with a valuation allowance of $5.9 million, resulting in an additional provision for loan losses of $4.2 million for the period.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:		(dollars in thousands)
Impaired loans	$59,354	$	- -	$	- -	$59,354

Loans held-for-sale.  Loans held for sale consist of SBA 504 loans, SBA 7a, USDA B & I loans and SBA 504 Construction loans that have relatively long turnover periods as they are not sold until the construction is complete. Additionally, loans held for sale include the second trust deed of SBA 504 for loans which can take up to 6 months to be purchased by an SBA approved Community Development Corp. The majority of these loans are at floating rates and, consequently, fair values generally are stable, which currently results in carrying the loans at historical cost.

Note 4 - Participation in the Treasury Capital Purchase Program

On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (“EESA”), which provides the U. S. secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the Act is the Treasury Capital Purchase Program (“CPP”), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. Applications must be submitted by November 14, 2008 and are subject to approval by the Treasury. The CPP provides for a minimum investment of 1% of Risk-Weighted Assets, with a maximum investment equal to the lesser of 3 percent of Total Risk-Weighted Assets or $25 billion. The perpetual preferred stock investment will have a dividend rate of 5% per year, until the fifth anniversary of the Treasury investment, and a dividend of 9%, thereafter. The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury. We are evaluating whether to apply for participation in the CPP. Participation in the program is not automatic and subject to approval by the Treasury.

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

We are organized as a single operating segment with a focus upon three business lines. The first is community banking through our eleven full-service banking offices located in Carlsbad, Corona, El Cajon, Escondido, Fallbrook, Murrieta, Ontario, San Marcos, Solana Beach, Temecula, and in the Rancho Bernardo area of San Diego. The second is operations by our Real Estate Industries Group of our bank that focuses on construction lending and maintains loan production offices in Corona and San Rafael, both in California. The third focus area is our network of SBA loan production offices in Arizona, California, Florida, Oregon, Texas, and Washington.

Since opening in 1996, and through 2006, we experienced substantial annual growth. Since the beginning of 2007, growth has progressively moderated due to a sale of $59.0 million in 1st trust deed loans in 2007 and the fairly abrupt slowdown in the real estate market continuing and deepening through 2008.  Loan growth in 2008 has been fueled by growth in SBA lending.

Recent Events

The FDIC has issued a proposed rule to raise current deposit insurance assessment rates uniformly for all financial institutions for the first quarter of 2009. The proposed rule also provides for a new means of calculating deposit insurance beginning during the second quarter of 2009, and includes an assessment of the financial institution’s risk profile as determined by the FDIC. Although final rules have not been published, we anticipate that its cost of insuring deposits will increase in 2009, when and if the final rules are adopted.

During the past year, the banking industry in general has been under significant stress due to declining real estate values resulting in asset impairment, eroding capital ratios and tightening liquidity. The impacts of these trends are discussed in the Management Discussion and Analysis portion of this filing.

The following table highlights selected financial data for the three and nine month periods ended September 30, 2008 and 2007, and the year ended December 31, 2007:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Income Statement:	(dollars and shares in thousands, except per share data)
Interest income	$22,440	$29,058	$71,218	$87,321
Interest expense	10,909	12,541	34,174	37,502
Net interest income	11,531	16,517	37,044	49,819
Provision for loan losses	7,550	1,055	15,050	1,470
Net interest income after provision for loan losses	3,981	15,462	21,994	48,349
Non interest income	2,230	1,520	7,773	11,575
Non interest expense	11,977	12,641	36,785	39,621
Income (loss) before income taxes	(5,766)	4,341	(7,018)	20,303
Provision for income taxes	(2,158)	1,746	(2,857)	8,278
Net income (loss)	$(3,608)	$2,595	$(4,161)	$12,025

Per Share Data:
Basic earnings (loss) per share	$(0.36)	$0.25	$(0.42)	$1.15
Diluted earnings (loss) per share	$(0.36)	$0.25	$(0.42)	$1.10
Average common shares outstanding	10,038	10,247	10,059	10,502
Average common shares (dilutive) (1)	10,038	10,559	10,059	10,893
Book value per share	$10.11	$10.35	$10.11	$10.35

Selected Ratios:
Net Interest Margin	3.32%	5.38%	3.70%	5.48%
Efficiency Ratio	87.04%	70.08%	82.08%	64.54%
Return on average assets	(0.97)%	0.79%	(0.39)%	1.24%
Return on average equity	(13.88)%	9.66%	(5.33)%	15.03%

Balance Sheet Data:	September 30, 2008	December 31, 2007
Total assets	$1,513,972	$1,318,525
Loans Held-for-sale	221,136	207,391
Gross loans(excluding loans held-for-sale)	1,134,087	1,025,879
Total deposits	1,206,162	1,161,071
Junior Subordinated Debt	56,924	34,023
Federal Reserve Bank, Discount Window Advance	131,800	- -
Shareholders' Equity	101,455	107,959

Net Charge offs – year-to-date	$11,283	$1,100
Net Charge offs / year-to-date average total loans (annualized)	1.13%	0.09%

Gross non-performing loans	$69,252	$30,936
Other Real Estate Owned, gross	26,870	- -
Gross non-performing assets / ytd average total loans	7.40%	2.58%
Non-performing loans, net of guarantees	$61,924	$20,557
Other Real Estate Owned, net of guarantees	22,840	- -
Net non-performing assets / ytd average total loans	6.53%	1.72%

Allowance for loan loss	$20,069	$16,022
Allowance for loan loss/net loans and loans held-for-sale	1.48%	1.29%
Allowance for loan loss/net loans excluding loans held-for-sale	1.76%	1.56%
Allowance for loan loss/gross nonperforming loans	28.98%	51.79%
Allowance for loan loss/net nonperforming loans	32.41%	77.94%

Tier I leverage ratio	9.09%	10.63%
Tier I risk based ratio	8.81%	9.65%
Total risk based ratio	11.46%	10.80%

(1) The effect of stock options for the quarter and year ended September 30, 2008 was not included in the calculation of diluted loss per share because to do so would have been anti-dilutive for all shares.

FINANCIAL CONDITION

Balance Sheet Summary

Total assets were $1.51 billion at September 30, 2008, compared to $1.32 billion at December 31, 2007, an increase of $195.4 million or 14.82%. Total loans, and loans held-for-sale, excluding deferred loan fees and allowance for loan loss, were $1.36 billion at September 30, 2008, an increase of $122.0 million or 9.89%, from $1.23 billion at December 31, 2007. Total deposits were $1.21 billion at September 30, 2008, an increase of $45.1 million or 3.88%, from $1.16 billion at December 31, 2007. Total shareholders’ equity was $101.5 million at September 30, 2008 a decrease of $6.5 million or 6.02%, from $108.0 million at December 31, 2007.

Cash and Cash Equivalents

Cash and cash equivalents were $12.6 million as of September 30, 2008, compared to $17.4 million at December 31, 2007, a decrease of $4.8 million or 27.84%. The decrease in the first nine months of 2008 is attributed to a decrease in federal funds sold of $4.2 million.

Investment Securities, available-for-sale

At September 30, 2008, the fair value of our investment securities available-for-sale totaled $39.1 million and had an average maturity of 2.4 years.  In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, securities held as “available-for-sale” are reported at current fair value for financial reporting purposes.  The related unrealized gains or losses are recorded, net of income taxes, as accumulated other comprehensive income (loss) in shareholders’ equity.

The following table is a comparison of amortized cost and fair value of investment securities available-for-sale as of the dates indicated:

	Investment Securities Available-for-Sale
	September 30, 2008				December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost		Unrealized Gains		Unrealized Losses		Fair Value
	(dollars in thousands)
U.S. government agency securities	$39,221	$1	$(97)	$39,125	$	- -	$	- -	$	- -	$	- -
Total	$39,221	$1	$(97)	$39,125	$	- -	$	- -	$	- -	$	- -

Investment Securities, held-to-maturity

At September 30, 2008, our FNMA mortgage-backed securities, with an amortized cost and fair value of $2.9 million, were classified as held-to-maturity. These securities were purchased in November 2006 and July 2007 and mature in 2036 and 2037, respectively.

Loans

Total loans, excluding loans held-for-sale, were $1.13 billion at September 30, 2008, compared to $1.03 billion at December 31, 2007, an increase of $108.2 million or 10.55%. The loan portfolio composition is primarily commercial, construction, real estate secured and SBA loans. SBA loans, of which we are an active originator, comprise, approximately 28% and 23% of net loans held in portfolio as of September 30, 2008 and December 31, 2007, respectively. Typical of community bank loan markets, a significant portion of our portfolio is real estate secured. Approximately 92% of the loan portfolio at September 30, 2008 and 93% at December 31, 2007 was real estate secured. Approximately 42% and 47% of our lending portfolio, including SBA construction loans was classified as real estate construction loans as of September 30, 2008 and December 31, 2007, respectively.

In 2006, we began purchasing participations in the unguaranteed portions of SBA 7(a) loans to be held in our loan portfolio (“purchase program”). No further purchases are anticipated due to the elimination of this department so we can concentrate on traditional SBA products. The participations were purchased based upon their payment history and other selected underwriting criteria. At September 30, 2008, we had $130.1 million in outstanding purchased participation balances, down from $156.0 million at December 31, 2007. Only $715 thousand of loans were purchased during the first nine months of 2008, with the purchase occurring in the first quarter. The participations were purchased from other financial institutions that are eligible to participate in the SBA 7(a) program. The participation agreements are tri-party agreements among the selling financial institution, the SBA and us.

The federal banking agencies commercial real estate (“CRE”) loan guidance establishes CRE concentration thresholds as criteria for examiners to identify CRE concentration that may warrant further analysis. Under the guidance, our ratio of commercial real estate loans, excluding owner-occupied properties, to capital at September 30, 2008, is approximately 348%, down from 382% at December 31, 2007. While this exceeds the 300% benchmark set by the guidance, we believe we have implemented enhanced risk management practices as recommended by the guidance. These practices include the review and analysis of detailed monthly construction loan status reports, detailed monthly geographic concentration reports by product type and county location, detailed monthly commercial real estate concentration reports, and centralized monitoring and servicing of our commercial real estate term loans.  As we focus more on building our SBA loan portfolio, we anticipate our ratio of commercial real estate loans, excluding owner-occupied properties, to capital, to decrease and for the downward trend to continue during 2008. The weighted-average loan-to-value for our commercial real estate loans, excluding owner occupied properties, is approximately 59% at September 30, 2008.

The following table summarizes our loan portfolio, (including loans held-for-sale, excluding deferred loan fees and allowance for loan loss), by category and percentage distribution as of the dates indicated:

	September 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Loan portfolio composition:	(dollars in thousands)
Commercial	$82,091	6%	$68,761	6%
Real estate - Construction	575,026	42%	587,992	47%
Real estate – Other	314,124	23%	292,869	23%
SBA	379,260	28%	280,016	23%
Consumer	4,722	1%	3,632	1%
Total Loans	$1,355,223	100%	$1,233,270	100%

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

The allowance for loan losses was $20.1 million at September 30, 2008 and $16.0 million at December 31, 2007. The allowance for loan losses as a percentage of net loans outstanding and loans held-for-sale was 1.48% as of September 30, 2008 and 1.29% at December 31, 2007. The allowance for loan losses as a percentage of net loans outstanding excluding loans held-for-sale was 1.76% as of September 30, 2008, and 1.56% as of December 31, 2007.

The following table summarizes the activity in our allowance for loan losses for the periods indicated:

	Allowance for Loan Losses
	September 30, 2008	December 31, 2007	September 30, 2007
	(dollars in thousands)
Loans outstanding and loans held-for-sale	$1,360,058	$1,237,717	$1,204,474
Average amount of loans outstanding and loans held-for-sale	1,298,560	1,196,849	1,184,061
Balance of allowance for loan losses, beginning of periods	16,022	12,522	12,522
Loans charged off:
Commercial	(2,335)	(449)	(280)
Real Estate - Construction	(6,485)	(100)	- -
Real Estate – Other	(2,461)	(787)	(547)
SBA	- -	- -	- -
Consumer	(2)	- -	- -
Total loans charged off	$(11,283)	$(1,336)	$(827)

Recoveries of loans previously charged off:
Commercial	32	148	96
Real Estate - Construction	- -	- -	- -
Real Estate – Other	248	88	38
SBA	- -	- -	- -
Consumer	- -	- -	- -
Total loan recoveries	$280	$236	$134
Net loans charged off	(11,003)	(1,100)	(693)
Provision for loan losses	15,050	4,600	1,470
Balance, end of period	$20,069	$16,022	$13,299

Ratio of net charge-offs to average loans (annualized)	1.13%	0.09%	0.06%

The determination for whether or not a loan is deemed to be impaired for Statement of Financial Accounting Standard  (“SFAS”) 114 purposes is based upon loan and/or borrower/guarantor performance, and not solely collateral coverage. Specifically, we will deem a loan to be impaired when, based on current information and events; it is probable that we will be unable to collect all amounts due (interest as well as principal) according to the contractual terms of the loan agreement.

Classified loans, not on nonaccrual, that are not considered to be impaired are aggregated and provisions to the allowance are made on a general reserve basis. All classified loans, not on nonaccrual, of $500,000 or less (net of any SBA or government guaranty) will be treated under SFAS 5 and included in the general reserve.

The following table summarizes our allowance for loan losses between specific (SFAS 114) and general (SFAS 5) reserves for the periods indicated:

	Allowance for Loan Losses
	Total	Specific (SFAS 114)	General (SFAS 5)
	(dollars in thousands)
Balance at end of period, September 30, 2007	$13,299	$1,261	$12,038
Balance at end of period, December 31, 2007	$16,022	$1,854	$14,168
Balance at end of period, September 30, 2008	$20,069	$5,918	$14,151

The total allowance for loan losses have increased to $20.1 million as of September 30, 2008 as compared to $16.0 million and $13.2 million as of December 31, 2008 and September 30, 2007. The increase in the allowance of approximately $4.0 million from December 31, 2007 to September 30, 2008 is due to an increase in the specific reserve of approximately $4.1 million offset by a slight decrease in the general reserve.  The allowance increased $6.8 million from September 30, 2007 to September 30, 2008. The increase is related to an increase of $4.7 million in the specific reserve and an increase of $2.1 million in the general reserve.  The increase in the specific reserve is directly related to the increase in non performing assets with the increase in the general reserve related to the change in the general economic environment and changes in our general reserve factors.  See further discussion in the Provision for Loan Losses section.

Nonaccrual, Past Due, Restructured Loans and Other Real Estate Owned (“OREO”)

At September 30, 2008, gross nonaccrual loans totaled $66.2 million, a $35.3 million or 113.91% increase from gross nonaccrual loans of $30.9 million at December 31, 2007. Construction loans accounted for $27.6 million of the increase. The OREO balance was $26.9 million at September 30, 2008, compared to no OREO at December 31, 2007. The balance of loans 90 days or more past due and still accruing was $3.1 million at September 30, 2008, compared to no loans 90 days or more past due and still accruing at December 31, 2007. The balance of restructured loans was zero at September 30, 2008 and $539 thousand at December 31, 2007.

The following table presents information as of the dates indicated concerning nonaccrual loans, OREO, accruing loans which are contractually past due 90 days or more, as to interest or principal payments and still accruing, and restructured loans:

	September 30, 2008				December 31, 2007
	Gross	Government	Net		Gross	Government	Net
	Balance	Guaranteed	Balance		Balance	Guaranteed	Balance
Nonaccrual loans (Gross):	(dollars in thousands)
Commercial	$702	$(114)		$588	$371	$ - -		$371
Real Estate - Construction	38,823	(1,075)		37,748	11,242	(288)		10,954
Real Estate - Other	26,651	(6,139)		20,512	19,323	(10,091)		9,232
Total	66,176	(7,328)		58,848	30,936	(10,379)		20,557
OREO	26,870	(4,030)		22,840	- -	- -		- -
Total nonaccrual loans and OREO	$93,046	$(11,358)		$81,688	$30,936	$(10,379)		$20,557

Gross nonaccrual loans as a percentage of total loans				4.87%				2.50%
Gross nonaccrual loans and OREO as a percentage of total loans and OREO				6.71%				2.50%
Allowance for loan losses to total net loans (including held-for-sale)				1.48%				1.29%
Allowance for loan losses to total net loans (excluding held-for-sale)				1.76%				1.56%
Allowance for loan losses to gross nonaccrual loans				30.33%				51.79%

Loans past due 90 days or more on accrual status:
Real Estate - Construction				$2,431			$	- -
Real Estate - Other				645				- -
Total				$3,076			$	- -

Restructured loans:
On accrual status			$	- -			$	- -
On nonaccrual status				- -				539
Total			$	- -				$539

Cash Surrender Value of Life Insurance

The cash surrender value of life insurance is bank-owned life insurance (“BOLI”) which is the purchase of single premium life insurance on certain executives. We are the owner and beneficiary of these policies with split-dollar agreements on certain executives. The BOLI had a balance of $30.7 million at September 30, 2008, compared to $28.0 million at December 31, 2007, an increase of $2.7 million or 9.56%. The increase is the result of the addition of one policy totaling $1.9 million, coupled with year-to-date net earnings on the policies.

Servicing Asset and Interest-Only Strips Receivable

Two components of non interest-earning assets are the SBA servicing and SBA interest-only (I/O) strip receivable assets. At September 30, 2008, we were servicing approximately $370.6 million of the guaranteed portion of 7(a) and USDA Business and Industry (“B&I”) loans previously sold with a weighted-average servicing rate of 1.74%. At December 31, 2007, we were servicing approximately $374.4 million of the guaranteed portion of 7(a) loans previously sold with a weighted-average servicing and I/O rate of 1.69%.

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

The servicing asset represents the value of the contractual servicing fee less adequate servicing compensation. Adequate servicing compensation in the SBA industry has been considered 40 basis points. Therefore, the servicing asset value is based upon the contractual servicing fee of generally 1%, less adequate servicing compensation of 40 basis points. At September 30, 2008 and December 31, 2007, we had servicing assets of $4.9 million, and $5.4 million, respectively, which approximate fair value. When the interest rate retained exceeds the contractual servicing fee, generally 1% for SBA 7(a) loans, the excess over 1% is considered the I/O. At September 30, 2008 and December 31, 2007, we had I/O strips of $7.0 million, and $6.6 million, respectively, which approximate fair value. Fair value is estimated by discounting estimated future cash flows from the I/O strips using assumptions similar to those used in valuing servicing assets. Included in the SBA 7(a) totals are USDA B&I loans. These B&I loans usually carry an 80% government guarantee, and are sold in the secondary market much like SBA 7(a) loans. The serviced balance of B&I loans at September 30, 2008 was $44.9 million compared to $21.1 at December 31, 2007. For the first nine months of 2008, we recognized a decrease in the fair value of servicing assets and the interest-only strips receivable. The change in value was caused primarily by a shrinking in the size of the servicing portfolio.

A summary as of the dates indicated of the changes in the related servicing asset and I/O strips receivable are as follows:

	Servicing Assets
	September 30, 2008	December 31, 2007
	(dollars in thousands)
Balance at Beginning of Period	$5,350	$8,288
Increase from Loan Sales	1,000	1,557
Fair Market value adjustment	(1,423)	(4,495)
Balance at End of Period	$4,927	$5,350

	Interest-Only Strips Receivable
	September 30, 2008	December 31, 2007
	(dollars in thousands)
Balance at Beginning of Period	$6,599	$13,215
Increase from Loan Sales	2,969	69
Fair Market value adjustment	(2,560)	(6,685)
Balance at End of Period	$7,008	$6,599

Servicing income is a component of non-interest income in the consolidated statement of income. The $161 thousand loss for the third quarter of 2008 was comprised of $1.5 million of servicing income and $1.7 million of expense due to the fair value adjustment. For the third quarter of 2007, the $3.1 million loss was comprised of $1.7 million of servicing income and $4.8 million of expense due to the fair value adjustment.

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

The following table summarizes the constant prepayment rates (“CPR”) for national SBA pools for each year following the date of origination based on their maturities as of the dates indicated:

SBA Pools – Constant Prepayment Rates Variable Rate Pools
September 30, 2008							December 31, 2007
Issue Date	< 8 Yr Life CPR	8-10 Yr Life CPR	10-13 Yr Life CPR	13-16 Yr Life CPR	16-20 Yr Life CPR	> 20 Yr Life CPR	< 8 Yr Life CPR	8-10 Yr Life CPR	10-13 Yr Life CPR	13-16 Yr Life CPR	16-20 Yr Life CPR	> 20 Yr Life CPR
Year 1	9.48	7.54	6.98	7.22	7.78	7.46	8.69	7.79	7.24	5.20	7.94	6.76
Year 2	16.47	15.56	13.51	13.26	14.15	13.93	17.31	16.35	14.58	12.79	13.96	13.27
Year 3	20.25	19.60	17.52	17.07	18.71	19.00	21.53	20.55	18.99	17.55	18.25	18.38
Year 4	21.18	20.45	19.37	18.93	21.66	22.79	22.13	21.26	20.91	19.82	20.98	22.20
Year 5	19.64	18.92	19.42	19.15	23.16	25.41	19.88	19.44	20.77	20.02	22.33	24.83
Year 6	16.09	15.87	18.06	18.01	23.41	26.96	15.65	16.03	19.05	18.57	22.48	26.41
Year 7	11.39	12.18	15.65	15.85	22.58	27.56	10.69	12.04	16.20	15.92	21.61	27.03
Year 8	6.68	8.72	12.61	12.97	20.89	27.32	6.10	8.50	12.72	12.51	19.92	26.82
Year 9	0.00	6.43	9.33	9.70	18.51	26.37	0.00	6.33	9.09	8.80	17.57	25.88
Year 10	0.00	5.70	6.20	6.36	15.64	24.80	0.00	5.93	5.78	5.25	14.80	24.35
Year 11+	0.00	0.00	3.63	3.27	12.49	22.75	0.00	0.00	3.12	1.61	7.84	17.93

The value of the servicing assets would decrease $674 thousand if prepayment speeds increased 10% and the value of the servicing asset would decrease $1.3 million if prepayment speeds increased 20%.

The expected overall average life of the servicing portfolio is 3.47 years. The following table displays the weighted-average discount rates for each SBA pool after applying the CPRs identified above and our estimated discount rates for each SBA pool as of the dates indicated based on assessing each component:

		Disc Rate
Original Maturity		September 30, 2008	December 31, 2007
< 8	Years	14.57%	13.24%
8-10	Years	14.23%	13.78%
10-13	Years	14.84%	14.07%
13-16	Years	14.99%	14.07%
16-20	Years	13.94%	13.25%
> 20	Years	13.91%	12.98%

The servicing assets value would decrease $266 thousand if the discount rate increased 1% and the servicing assets value would decrease $521 thousand if the discount rate increased 2%. The amount of interest retained on the sold portion of the SBA 7(a) loans does not change even though most of the underlying loans are variable rate. Since the retained interest is fixed, changes in interest rates impact the value. Therefore, when rates rise, the value declines and when rates decline the value increases.

Other Assets

Premises and equipment, deferred tax assets, accrued interest receivable and other assets are other major components of assets. Following is a summary of these items as of September 30, 2008 and December 31, 2007.

•	Premises and equipment was $5.3 million at September 30, 2008 and at December 31, 2007.
•	Deferred tax asset was $15.4 million at September 30, 2008, compared to $12.3 million at December 31, 2007, a $3.1 million increase or 25.53%.
•
Accrued interest receivable was $5.9 million at September 30, 2008, compared to $6.8 million at December 31, 2007, a decrease of $926 thousand or 13.56%. The decrease in accrued interest is a result of a general decrease in interest rates and a higher level of loans on non-accrual status as of September 30, 2008, offset by an increase in loans.

•
Other assets were $17.4 million at September 30, 2008, compared to $8.1 million at December 31, 2007, an increase of $9.3 million or 113.80%.  The increase in other assets is primarily the result of the increases in income taxes receivable, coupled with the increase in debt issuance cost as a result of the issuance of trust preferred securities.

Deposits

Deposits were $1.21 billion at September 30, 2008, compared to $1.16 billion at December 31, 2007, a 3.88% increase. Money market and NOW accounts decreased $39.4 million, savings decreased $902 thousand, certificate of deposits (CD's) increased $79.7 million and non interest-bearing deposits increased $5.7 million. Non interest-bearing demand deposits comprised approximately 11.6% of total deposits at September 30, 2008 and December 31, 2007.

At September 30, 2008, 41% of deposits at the Bank had balances of $100,000 or more. At September 30, 2008, none of our customers (excluding brokered deposits) had balances over 2% of the Bank’s deposits. We prefer core deposits as a source of funds for the loan portfolio. Consequently, we take steps to attract solid core accounts while at the same time maintaining a reasonable funding cost. We will continue to solicit core deposits to diminish reliance on volatile funds.

Borrowings and Junior Subordinated Debt

Borrowings – At September 30, 2008, we maintained Federal Funds lines of credit of $18.0 million for short-term liquidity. In addition, we have created borrowing capacities at the Federal Reserve Bank Discount Window and Federal Home Loan Bank that fluctuates with loans and securities balances pledged as collateral. Payments of principal on loans and securities and sales of eligible loans reduce these funding sources. At September 30, 2008, remaining borrowing capacities with the Federal Reserve Bank Discount Window and with the Federal Home Loan Bank were $42.2 million and $123.4 million, respectively. At September 30, 2008 the Federal Reserve Bank Discount Window overnight advance of $131.8 million had a rate of 2.25%.

Junior Subordinated Debt – Pursuant to rulings of the Federal Reserve Board, bank holding companies are permitted to issue long-term subordinated debt instruments called debentures that will, subject to certain conditions, qualify as and, therefore, augment capital for regulatory purposes. The debentures are subordinated to all of our existing and future borrowings. The table below summarizes the terms of each issuance of subordinated debentures at September 30, 2008:

Series	Amount	Date Issued	Rate Adjustor	Effective Rate	Maturity Date
	(dollars in thousands)
Temecula Valley Statutory Trust II	$5,155	September 2003	3-month LIBOR +2.95%	5.77%	2033
Temecula Valley Statutory Trust III	8,248	September 2004	3-month LIBOR +2.20%	5.40%	2034
Temecula Valley Statutory Trust IV	8,248	September 2005	3-month LIBOR +1.40%	4.22%	2035
Temecula Valley Statutory Trust V	12,372	September 2006	3-month LIBOR +1.60%	5.36%	2036
Temecula Valley Statutory Trust VI	22,901	January 2008	Fixed Rate	9.45%	2038
Total	$56,924

On January 17, 2008 we issued $22.9 million of junior subordinated debt at a fixed rate of 9.45%, with $12 million of the net proceeds transferred to the Bank as tier one capital.

The Federal Reserve Board has taken the position that these mandatorily redeemable preferred securities qualify as capital, subject to certain restrictions. As of September 30, 2008, we have included the net junior subordinated debt in our capital for regulatory capital purposes.

Capital

Total capital was $101.5 million at September 30, 2008, compared to $108.0 million at December 31, 2007. For the first nine months of 2008, the $6.5 million decrease consisted of the following: $4.2 million decrease from the net loss, $428 thousand increase on the exercise of stock options, $2.0 million decrease from the repurchase and retirement of common stock, $534 thousand increase for stock-based compensation and a $1.2 million decrease for cash dividends.

At September 30, 2008 and December 31, 2007, our bank and holding company were in the regulatory “well capitalized” category. Refer to the capital ratio tables included in the “Capital Planning” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Net Income (Loss)

Nine-month analysis. Our net income (loss) and basic and diluted earnings (loss) per share for the nine months ended September 30, 2008 and 2007 are as follows:
•	For September 30, 2008, net loss was $4.2 million or $(0.42) per basic share and $(0.42) per diluted share.
•	For September 30, 2007, net income was $12.0 million or $1.15 per basic share and $1.10 per diluted share.

The decrease was primarily the result of a decrease in net interest income of $12.8 million due to a lower net interest margin, a decrease of $5.7 million due to lower loan sales and lower premiums on the sales, and an increase in the loan loss provision of $13.6 million.

Our return on average assets and return on average equity for the nine months ended September 30, 2008 and 2007 are as follows:
•	For September 30, 2008, return on average assets was (0.39)%; return on average equity was (5.33)%.
•	For September 30, 2007, return on average assets was 1.24%; return on average equity was 15.03%.

Third quarter analysis. Our net income (loss) and basic and diluted earnings (loss) per share for the third quarter of 2008 and 2007 are as follows:
•	For 2008, net loss was $3.6 million or $(0.36) per basic share and $(0.36) per diluted share.
•	For 2007, net income was $2.6 million or $0.25 per basic share and $0.25 per diluted share.

The decrease was primarily the result of a decrease in net interest income of $5.0 million and an increase in the loan loss provision of $6.5 million.

Our return on average assets and return on average equity for the third quarter of 2008 and 2007 are as follows:
•	For 2008, return on average assets was (0.97)%; return on average equity was (13.88)%.
•	For 2007, return on average assets was 0.79%; return on average equity was 9.66%.

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

Nine-month analysis. Net interest income was $37.0 million in the first nine months of 2008, compared to $49.8 million in the same period in 2007. The net interest margin was 3.70% for the nine months ending September 30, 2008, compared to 5.48% for the nine months ending September 30, 2007. In a decreasing rate environment, the net interest margin will compress due to longer term, higher rate time deposits maturing and repricing at a slower pace than the loan portfolio which is mostly tied to the prime rate. The yield on interest-earning assets decreased by 248 basis points for the first nine months of 2008 as compared to the same period in 2007 and the cost of interest-bearing liabilities decreased by 94 basis points for the same periods. The following is a summation of various yields for interest-earning assets and various costs for interest-bearing liabilities for the nine months ending September 30, 2008 and 2007:

•
Yield on loans decreased 249 basis points to 7.23% for the first nine months of 2008, compared to 9.72% for the first nine months of 2007 as a result of the rapid Federal Reserve Bank targeted fed funds rate decreases as well as interest income being reversed on loans that were placed on nonaccrual status.  The placement of loans on non-accrual status resulted in approximately $2.2 million of reduced interest income in the first nine months of 2008.

•
Yield on investments, which include interest-bearing deposits, securities and federal funds sold, decreased 210 basis points to 3.10% for the first nine months of 2008, compared to 5.20% for the first nine months of 2007. The decrease is a result of a decrease in interest rates.

•
Cost of interest-bearing deposits decreased 94 basis points to 3.82% for the first nine months of 2008, compared to 4.76% for the first nine months of 2007 as a result of the decreasing interest rate environment.

•
Cost of other borrowings, which include federal funds purchased, Federal Reserve Bank discount window advances, Federal Home Loan Bank advances and junior subordinated debt borrowings, decreased 265 basis points to 5.14% for the first nine months of 2008, compared to 7.79% for the first nine months of 2007. Contributing to the change in the cost of other borrowings were the increases in the average balances of the Federal Reserve Bank discount window advances and the Federal Home Loan Bank advances, coupled with the decreasing interest rate environment.  In addition, the fixed rate junior subordinated debt issued in January 2008 was at a higher rate.

The following table shows average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods indicated.  Average balances are derived from daily balances, and nonaccrual loans are included as interest-bearing loans for purposes of this table.

	Average Balances with Rates Earned and Paid
	Nine-month period ended September 30,
	2008			2007
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets	(dollars in thousands)
Interest-bearing deposits	$1,000	$38	5.06%	$455	$18	5.20%
Securities (1)	21,879	506	3.08%	1,796	75	5.57%
Federal Funds Sold	10,807	241	2.97%	30,137	1,167	5.18%
Total Investments	33,686	785	3.10%	32,388	1,260	5.20%

Total Loans (2)	1,298,560	70,433	7.23%	1,184,061	86,061	9.72%
Total Interest Earning Assets	1,332,246	71,218	7.12%	1,216,449	87,321	9.60%

Allowance for Loan Loss	(17,362)			(12,616)
Cash & Due From Banks	11,572			12,912
Premises & Equipment	5,509			5,503
Other Assets	88,430			73,220
Total Assets	$1,420,395			$1,295,468

Liabilities and Shareholders’ Equity
Interest Bearing Demand	$32,634	$37	0.15%	$31,547	$34	0.15%
Money Market	103,050	1,440	1.86%	114,312	3,271	3.82%
Savings	27,482	87	0.42%	29,933	89	0.40%
Time Deposits under $100,000	517,345	16,738	4.31%	402,830	15,314	5.08%
Time Deposits $100,000 or more	385,477	12,296	4.25%	412,241	16,532	5.36%
Other Borrowings	92,752	3,576	5.14%	38,827	2,262	7.79%
Total Interest Bearing Liabilities	1,158,740	34,174	3.93%	1,029,690	37,502	4.87%

Non-interest Demand Deposits	138,571			144,201
Other Liabilities	18,851			14,581
Shareholders' Equity	104,233			106,996
Total Liabilities and Shareholders' equity	$1,420,395			$1,295,468
Net Interest Income		$37,044			$49,819
Interest Spread (3)			3.19%			4.73%
Net Interest Margin (4)			3.70%			5.48%

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

Third quarter analysis. Net interest income was $11.5 million in the third quarter of 2008, compared to $16.5 million in the same period in 2007. The following is a summation of various yields for interest-earning assets and various costs for interest-bearing liabilities for the third quarter 2008 and 2007:

•	Yield on loans decreased 304 basis points to 6.58% for the third quarter of 2008, compared to 9.62% for the third quarter of 2007.
•
Yield on investments, which include interest-bearing deposits, securities and federal funds sold, decreased 239 basis points to 2.77% for the third quarter of 2008, compared to 5.16% for the third quarter of 2007.

•	Cost of interest-bearing deposits decreased 129 basis points to 3.44% for the third quarter of 2008, compared to 4.73% for the third quarter of 2007.
•
Cost of other borrowings, which include federal funds purchased, Federal Reserve Bank discount window advances, Federal Home Loan Bank advances and junior subordinated debt borrowings, decreased 313 basis points to 4.38% for the third quarter of 2008, compared to 7.51% for the third quarter of 2007.

The following table shows average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods indicated. Average balances are derived from daily balances, and nonaccrual loans are included as interest-bearing loans for purposes of this table.

	Average Balances with Rates Earned and Paid
	Three-month period ended September 30,
	2008			2007
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets	(dollars in thousands)
Interest-bearing deposits	$1,000	$12	4.76%	$1,000	$14	5.25%
Securities (1)	42,480	293	2.74%	3,053	43	5.53%
Federal Funds Sold	604	3	1.97%	39,082	505	5.13%
Total Investments	44,084	308	2.77%	43,135	562	5.16%

Total Loans (2)	1,334,421	22,132	6.58%	1,175,764	28,496	9.62%
Total Interest Earning Assets	1,378,505	22,440	6.46%	1,218,899	29,058	9.46%

Allowance for Loan Loss	(19,267)			(12,519)
Cash & Due From Banks	11,716			11,627
Premises & Equipment	5,470			5,350
Other Assets	105,431			72,977
Total Assets	$1,481,855			$1,296,334

Liabilities and Shareholders’ Equity
Interest Bearing Demand	$32,256	$13	0.16%	$30,009	$11	0.15%
Money Market	90,989	369	1.61%	129,790	1,256	3.84%
Savings	26,221	29	0.44%	28,060	39	0.54%
Time Deposits under $100,000	592,055	5,806	3.89%	391,319	5,115	5.19%
Time Deposits $100,000 or more	361,557	3,355	3.68%	417,549	5,471	5.20%
Other Borrowings	121,041	1,337	4.38%	34,235	649	7.51%
Total Interest Bearing Liabilities	1,224,119	10,909	3.54%	1,030,962	12,541	4.83%

Non-interest Demand Deposits	137,181			143,686
Other Liabilities	17,138			15,115
Shareholders' Equity	103,417			106,571
Total Liabilities and Shareholders' equity	$1,481,855			$1,296,334
Net Interest Income		$11,531			$16,517
Interest Spread (3)			2.92%			4.63%
Net Interest Margin (4)			3.32%			5.38%

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

The following table shows a comparison of interest income and interest expense as the result of changes in the volumes and rates on average interest-earning assets and average interest-bearing liabilities for the periods indicated.

	Rate/Volume Analysis
	Increase/Decrease in Net Interest Income
	Three month period ended			Nine month period ended
	September 30, 2008 and 2007			September 30, 2008 and 2007
	Volume	Rate	Total	Volume	Rate	Total
Assets	(dollars in thousands)
Interest-bearing deposits	$(1)	$(1)	$(2)	$21	$(1)	$20
Securities (1)	549	(299)	250	840	(409)	431
Federal Funds Sold	(497)	(5)	(502)	(747)	(179)	(926)
Total Investments	51	(305)	(254)	114	(589)	(475)

Total Loans (2)	3,845	(10,209)	(6,364)	8,668	(24,296)	(15,628)
Total Interest Earning Assets	$3,896	$(10,514)	$(6,618)	$8,782	$(24,885)	$(16,103)

Liabilities and
Shareholders' Equity
Interest Bearing Demand	1	1	2	4	(1)	3
Money Market	(375)	(512)	(887)	(319)	(1,512)	(1,831)
Savings	(3)	(7)	(10)	(7)	5	(2)
Time Deposits under $100,000	2,624	(1,933)	691	4,425	(3,001)	1,424
Time Deposits $100,000 or more	(734)	(1,382)	(2,116)	(1,017)	(3,219)	(4,236)
Other Borrowings	1,643	(955)	688	3,161	(1,847)	1,314
Total Interest Bearing Liabilities	3,156	(4,788)	(1,632)	6,247	(9,575)	(3,328)
Net Interest Income	$740	$(5,726)	$(4,986)	$2,535	$(15,310)	$(12,775)

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

During the second quarter of 2008, the SFAS 5 component of the allowance for loan losses was adjusted upwards as part of the Company’s quarterly review of the calculation.  The increases in the factors are primarily related to an increase in the net nonperforming loans and an increase in net charge-offs.  These factors were again reviewed in the third quarter of 2008.  Net Nonperforming loans increased to $61.9 million as of September 30, 2008 as compared to $20.6 million as of December 31, 2007, an increase of $41.3 million while net charge-offs to average total loans increased to an annualized rate of 1.13% as of September 30, 2008 as compared to 0.09% as of December 31, 2007.

The provision was $15.1 million and $1.5 million the first nine months of 2008 and 2007, respectively.  For the third quarter of 2008, the provision was $7.6 million, compared to $1.1 million for the third quarter of 2007. The provision for loan losses was increased from $5.3 million in the second quarter of 2008 to $7.6 million in the third quarter of 2008 to cover the increased amount of charge-offs, to cover the slight increase in loans outstanding, and to cover probable incurred losses associated with the general economic conditions in the markets we serve.

Non-Interest Income

Non-interest income is an important revenue source for us. Non-interest income consists of service charges and fees, gain on sale of loans and other assets, loan servicing, broker and other loan related income.

Nine-month analysis. Non-interest income was $7.8 million for the first nine months of 2008, compared to $11.6 million for the same period in 2007, a $3.8 million decrease. The main contributors to the decrease were the decreases of gains on sale of loans and loan broker income, offset by an increase in servicing income.  The variances were as follows:

•
Gain on sale of loans were $2.7 million in the first nine months of 2008, compared to $8.4 million for the same period in 2007, a $5.7 million decrease.  The decrease in gain on sale of loans is the result of lower premiums on SBA 7(a) loan sales, coupled with lower volume of SBA 7(a) and SBA 504 loan sales.  In addition, we delayed the sale of some loans during the third quarter of 2008 as a result of the low premiums being offered by brokers resulting from the dislocations in the national credit market.  Historically in 2007 premiums have been approximately between the ranges of 4% to 10%, however were approximately at the 2% range at the end of September 2008.  We expect to increase loan sales volume when the offered premiums reach levels that are closer to historical levels.

•
Loan broker income was $1.1 million in the first nine months of 2008, compared to $4.0 million for the same period in 2007, a $2.9 million decrease. The decrease is a result of lower volume in the first nine months of 2008 compared to the same period in 2007.

•
Servicing income was $362 thousand in the first nine months of 2008, compared to a loss of $4.8 million for the same period in 2007, a $5.2 million increase. At September 30, 2008, we were servicing approximately $370.6 million of the guaranteed portion of 7(a) loans previously sold with a weighted-average servicing rate of 1.74%, compared to $373.9 million and 1.72%, respectively for the same period last year. The servicing income was negative for the nine month period ending September 30, 2007 as a result of adjusting the fair value of the servicing and I/O assets to account for higher discount rates due to the dislocation of the credit markets, coupled with higher prepayments in our SBA loan portfolio. For the first nine months of 2008, the discount rates and prepayments have stabilized and the servicing income has improved due to negative fair value adjustments improving. The fair value adjustment was a loss of $4.0 million and $10.1 million for the nine months ended September 30, 2008 and 2007.

Third quarter analysis. Non-interest income was $2.2 million in the third quarter of 2008, compared to $1.5 million in the same period in 2007, a $710 thousand increase. The main contributor to the increase was the increase in servicing income (loss), offset by the decrease in loan broker income.  The variances were as follows:

•	Servicing loss was $(161) thousand in the third quarter of 2008, compared to $(3.1) million for the same period in 2007, a $2.9 million increase.
•	Loan broker income was $106 thousand in the third quarter of 2008, compared to $1.3 million for the same period in 2007, a $1.2 million decrease.

The following table summarizes the components of non-interest income for the periods indicated.

	Fees and Other Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Service Charges and Fees	$166	$154	$465	$454
Gain on Sale of Loans	1,310	1,631	2,710	8,381
Gain(Loss) on Other Assets and Other Real Estate Owned	(375)	1	(340)	(12)
Servicing Income (Loss)	(161)	(3,108)	362	(4,818)
Loan Broker Income	106	1,332	1,056	3,993
Loan Related Income	415	928	1,442	1,945
Other Income	769	582	2,078	1,632
	$2,230	$1,520	$7,773	$11,575

The gain on sale of loans was $2.7 million in the first nine months of 2008 compared to $8.4 million in the same period in 2007, a $5.7 million decrease. For the third quarter of 2008, the gain on sale of loans was $1.3 million compared to $1.6 million for the third quarter of 2007.

The following table summarizes the gain on sale of loans and other assets for the periods indicated.

	Gain on Sale of Loans / Assets
	Three months ended September 30,			Nine months ended September 30,
	2008		2007	2008		2007
	(dollars in thousands)
SBA 7A Unguaranteed Sales	$	- -	$651	$	- -	$1,299
SBA 7A Guaranteed Sales		1,266	811		2,319	3,658
1st TD Sales		- -	- -		- -	1,311
SBA 504 Sales		- -	12		404	845
Other Loan Related		44	157		(13)	1,268
REO Gain (Loss)		(360)	6		(308)	(9)
Fixed Assets Gain (Loss)		(15)	(5)		(32)	(3)
Total		$935	$1,632		$2,370	$8,369

Non-Interest Expense

Non-interest expenses consist of salaries and benefits, occupancy, furniture and equipment, data processing, marketing, professional costs such as legal and auditing, regulatory fees, travel & entertainment, loan related, office and other expenses. These expenses are reviewed and controlled to maintain cost effective levels of operation.

Nine-month analysis. For the nine months ended September 30, 2008, non-interest expense was $36.8 million, compared to $39.6 million for the same period in 2007, a $2.8 million decrease. The main contributors to the decrease were the decreases in salaries and employee benefits, offset by the increases in other real estate owned expense and other expense. The variances were as follows:

•
Salaries and benefits were $22.1 million in the first nine months of 2008, compared to $26.1 million for the same period in 2007, a $4.0 million decrease. The decreases in salaries and benefits are primarily a result of lower commissions on SBA brokered loan sales, lower bonus accruals and lower full-time equivalent (1), offset by additional SBA production officers. The table below sets forth information concerning our total number of employees, our total number of full-time equivalent (1) and our total number of full time employees for the periods indicated:

	September 30, 2008	December 31, 2007	September 30, 2007
Number of employees	306	325	329
Number of full-time equivalent (1)	297	316	324
Number of full-time	279	296	308

(1)   Full-time equivalent (“FTE”) is defined as the number of total hours worked divided by the maximum number of compensable hours in a work year. For example, if the work year is defined as 2,080 hours, then one employee occupying a paid full time job all year would consume one FTE.  Two employees working for 1,040 hours each would consume one FTE between the two of them.

Also included in the salaries and benefits expense for the first nine months of 2008 is $534 thousand and for the first nine months of 2007 is $651 thousand for stock-based compensation for all share-based payments as a result of the adoption of SFAS No. 123R.
•
Other real estate owned expenses were $1.0 million for the first nine months of 2008, compared to no expense for the same period in 2007. The expenses are related to our OREO inventory of $26.9 million as of September 31, 2008. Given the increased level of our OREO inventory, management expects that expenses related to other real estate owned will continue to significantly impact our non-interest expense.

•
 Other expenses were $2.0 million for the first nine months of 2008, compared to $1.3 million for the same period in 2007, a $664 thousand increase. A majority of this increase is due to increases in loan collection expenses associated with non-accrual loans.

Third quarter analysis. For the third quarter of 2008, non-interest expense was $12.0 million compared, to $12.6 million for the same period in 2007, a $664 thousand decrease. The main contributors to the decrease were the decreases in salaries and employee benefits, offset by the increases in other real estate owned expense and other expense. The variances were as follows:

•	Salaries and benefits were $6.2 million in the third quarter of 2008, compared to $7.8 million for the same period in 2007, a $1.6 million decrease.
•	Other real estate owned expenses were $892 thousand in the third quarter of 2008, compared to no expense for the same period in 2007.
•	Other expenses were $801 thousand in the third quarter of 2008, compared to $344 thousand for the same period in 2007, a $457 thousand increase mainly due to increases in loan collection expense.

The following table summarizes the components of non-interest expense for the periods indicated.

	Other Expenses
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Salaries and Employee Benefits	$6,232	$7,791	$22,058	$26,074
Occupancy Expenses	923	815	2,642	2,424
Furniture and Equipment	521	516	1,451	1,444
Data Processing	373	324	1,070	1,029
Marketing and Business Promotion	188	292	605	893
Legal and Professional	254	308	920	1,019
Regulatory Assessments	276	418	831	529
Travel & Entertainment	126	210	555	801
Loan Related Expense	737	975	1,805	2,090
Office Expenses	654	648	1,828	2,011
Other Real Estate Owned Expenses	892	- -	1,049	- -
Other Expenses	801	344	1,971	1,307
	$11,977	$12,641	$36,785	$39,621

Income Taxes

The provision for income taxes totaled $(2.9) million for the first nine months of 2008 and $8.3 million for the first nine months of 2007, representing 40.7% and 40.8%, respectively, of pre-tax income for those periods. As a result of the reduction in year-to-date pre-tax book income for the nine months ended September 30, 2008, when compared to the same period in 2007 and our expectation of earnings not to exceed $10 million for 2008, our federal statutory rate was reduced from 35% to 34% of pre-tax book income. During the third quarter of 2008 we recorded a $300,000 increase to the tax provision and decrease in deferred tax asset to account for the statutory tax rate change.

The amount of the tax provision is determined by applying our statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to increases in the cash surrender value of bank-owned life insurance, net interest income on California Enterprise Zone loans, compensation expense associated with incentive stock options and certain other expenses that are not allowed as tax deductions and tax credits.

The provision for income taxes totaled $(2.2) million for the third quarter of 2008 and $1.7 million for the third quarter of 2007, representing 37.4% and 40.2%, respectively, of pre-tax income for those periods.

 Deferred tax assets totaled $15.4 million at September 30, 2008, compared to $12.3 million at December 31, 2007. Over half of the deferred tax asset balance is due to the tax deductibility timing difference of the provision for loan losses.

LIQUIDITY

Banks are in the business of managing money. Consequently, funds management is essential to the ongoing profitability of a bank. A bank must attract funds at a reasonable rate and deploy the funds at an appropriate rate of return, while taking into account risk factors, interest rates, short- and long-term liquidity positions and profitability needs. Recent disruptions in the financial credit and liquidity markets have had the effect of decreasing the overall liquidity in the marketplace. As a result, during the third quarter of 2008 three federal funds lines totaling $65 million were closed by our correspondent banking relationships. To offset the decrease in federal funds lines available to us, we created a borrowing capacity at the Federal Reserve Bank Discount Window.

Our cash position is determined on a daily basis.  Our Board reviews our liquidity position on a monthly basis. One analysis measures the liquidity gap, which is a measurement of primary and secondary liquidity sources to total deposits, and other borrowings that mature within one year. Another analysis measures an industry standard peer group liquidity ratio to ours. Our guidelines state a 10% or more primary liquidity ratio should be maintained. At September 30, 2008, the ratio was 12.65%.

Our primary sources of liquidity are derived from financing activities that include:

•	Federal Funds lines of credit at correspondent banks;
•	Federal Reserve Bank, Discount Window advances;
•	Federal Home Loan Bank advances;
•	Money Desk deposits;
•	Brokered deposits; and
•	Customer deposits.

At September 30, 2008, we maintained Federal Funds lines of credit of $18.0 million for short-term liquidity. In addition, we have created borrowing capacities at the Federal Reserve Bank Discount Window and Federal Home Loan Bank that fluctuates with loans and securities balances pledged as collateral. Payments of principal on loans and securities and sales of eligible loans reduce these funding sources. At September 30, 2008, our borrowing capacities with the Federal Reserve Bank Discount Window and with the Federal Home Loan Bank were $42.2 million and $123.4 million, respectively.

Our primary uses of funds include withdrawal of deposits, interest paid on deposits and borrowings, originations of loans, and payment of operating expenses.

Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers’ credit needs and ongoing repayment of borrowings. Competition from financial institutions seeking to maintain adequate liquidity has placed upward pressure on the rates paid on certain deposit accounts.

Cash Flow Activities

Net cash used in operating activities totaled $11.4 million for the first nine months of 2008, compared to $81.7 million for the same period last year. The change was primarily the result of the reduction in net income and the net change in loans originated for sale.

Net cash used in investing activities totaled $190.5 million for the first nine months of 2008, compared to net cash provided by of $33.3 million for the same period in 2007. The change was primarily the result of the purchase of $40.0 million in available-for-sale, U.S. government agency securities and the increase in loans in the current year compared to the prior year.

Net cash provided by financing activities totaled $197.0 million for the first nine months of 2008, compared to $51.8 million for the same period last year. The change was primarily the result of the discount window advance from the Federal Reserve Bank and the addition of junior subordinated debt in 2008.

At September 30, 2008, cash and cash equivalents totaled $12.6 million, compared to $36.8 million at September 30, 2007, a decrease of $24.2 million, or 65.9%.

The liquidity of our holding company is primarily dependent on the payment of cash dividends by our bank, subject to restrictions set forth by applicable California and Federal laws and regulations. As of September 30, 2008, approximately $14.9 million of undivided profits of our bank were available for dividends to our company, (an amount that would allow maintenance of the “well capitalized” level).

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

Trust preferred securities are generally considered to be Tier 1 or Tier 2 capital for regulatory purposes, but long-term debt in accordance with generally accepted accounting principles. At September 30, 2008, $33.7 million of our Tier 1 capital consisted of trust preferred securities; however, no assurance can be given that trust preferred securities will continue to be treated as Tier 1 capital in the future.

The following tables set forth our actual capital amounts and ratios as of the dates indicated.

			Amount of Capital Required
			For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
Temecula Valley Bancorp	(dollars in thousands)
As of September 30, 2008:
Total Risk-Based Capital (to Risk-Weighted Assets)	$175,289	11.46%	$122,366	8.00%
Tier 1 Risk-Based Capital (to Risk-Weighted Assets)	$134,673	8.81%	$61,146	4.00%
Tier 1 Leverage Ratio (to Average Assets)	$134,673	9.09%	$59,262	4.00%

As of December 31, 2007:
Total Risk-Based Capital (to Risk-Weighted Assets)	$157,101	10.80%	$116,380	8.00%
Tier 1 Risk-Based Capital (to Risk-Weighted Assets)	$140,424	9.65%	$58,190	4.00%
Tier 1 Leverage Ratio (to Average Assets)	$140,424	10.63%	$52,844	4.00%

			Amount of Capital Required
			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Temecula Valley Bank	(dollars in thousands)
As of September 30, 2008:
Total Risk-Based Capital (to Risk-Weighted Assets)	$167,534	10.98%	$122,065	8.00%	$152,581	10.00%
Tier 1 Risk-Based Capital (to Risk-Weighted Assets)	$148,439	9.73%	$61,023	4.00%	$91,535	6.00%
Tier 1 Leverage Ratio (to Average Assets)	$148,439	10.04%	$59,139	4.00%	$73,924	5.00%

As of December 31, 2007:
Total Risk-Based Capital (to Risk-Weighted Assets)	$154,912	10.66%	$116,290	8.00%	$145,362	10.00%
Tier 1 Risk-Based Capital (to Risk-Weighted Assets)	$138,235	9.51%	$58,145	4.00%	$87,217	6.00%
Tier 1 Leverage Ratio (to Average Assets)	$138,235	10.48%	$52,805	4.00%	$66,006	5.00%

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

Three critical accounting policies are noteworthy. They concern the allowance for loan loss, other real estate owned, and the SBA servicing assets and I/O strips. They are considered critical due to the assumptions that are contained in their calculation, as well as external factors that can affect their value. Through quarterly review and analysis, valuations and calculations are tested for reasonableness. For a discussion of our critical accounting policies, see Item 7 "Management Discussion and Analysis" of our report on Form 10-K for the year-ended December 31, 2007.

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

Contractual Obligations

We conduct business at eleven full-service banking offices in Southern California and multiple loan production offices in six states, including California. The main office facilities are located at 27710 Jefferson Avenue, Suite A100, Temecula, California. As of September 30, 2008, we owned the property at one of our branch locations. The remaining banking offices and other offices are leased. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance. Total future rental payments (exclusive of operating charges and real property taxes) are approximately $6.6 million, with lease expiration dates ranging from 2008 to 2018, exclusive of renewal options.

The following table summarizes our aggregate contractual obligations and their maturities as of September 30, 2008.

		Loan Commitments and Related Financial Instruments
		Maturity by period
		One year	More than 1	More than 3	More than
	Total	or less	year to 3 years	years to 5 years	5 years
	(dollars in thousands)
Commitments to Extend Credit	$350,997	$216,316	$78,567	$1,275	$54,839
Letters of Credit	11,908	11,750	158	- -	- -
Loan Commitments Outstanding	362,905	228,066	78,725	1,275	54,839

Federal Reserve Bank, Discount Window Advance	131,800	131,800	- -	- -	- -
Junior Subordinated Debt	56,924	- -	- -	- -	56,924
Operating Lease Obligations	6,568	1,971	2,397	1,036	1,164
Other Commitments Outstanding	195,292	133,771	2,397	1,036	58,088
Total Outstanding Commitments	$558,197	$361,837	$81,122	$2,311	$112,927

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

The following table reflects our one year net interest income sensitivity based on asset and liability levels using September 30, 2008 as a starting point. For purposes of this table, there is assumed to be zero growth in loans, investments, deposits, and other components of the balance sheet.

September 30, 2008
Changes in		Projected Net	Change from	% Change from
Rates		Interest Income	Base Case	Base Case
(dollars in thousands)
+300	bp	$48,743	$10,985	29.09%
+200	bp	44,813	7,055	18.68%
+100	bp	41,099	3,341	8.85%
- -	bp	37,758	- -	0.00%
-100	bp	35,150	(2,608)	(6.91%)
-200	bp	32,245	(5,513)	(14.60%)
-300	bp	28,809	(8,949)	(23.70%)

In the model, a rising rate environment will increase net interest income (NII) from a flat rate environment and a lower rate environment will decrease net interest income. The analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon various assumptions. While the assumptions are developed upon current economic and market conditions, we cannot make any assurances as to the predictive nature of these assumptions. Furthermore, the sensitivity analysis does not reflect actions our Board might take in responding to or anticipating changes in interest rates.

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

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

As of September 30, 2008, we are not party to any litigation that is considered likely to have a material adverse effect on us.

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

We have decided to temporarily suspend our stock repurchase program.  While there are presently no restrictions on our ability to repurchase shares of our common stock, our Board of Directors believes that the current economic conditions require prudent management and conservation of capital.  There were no shares of common stock purchased under the stock repurchase program during the quarter ended September 30, 2008.  During the nine months ended September 30, 2008, we repurchased 199,500 shares for a weighted average market price of $10.24 per share.  The maximum number of shares that may yet be purchased under the program as of September 30, 2008 is 9,994,753.

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

TEMECULA VALLEY BANCORP INC.

Date: November 7, 2008	By: /s/ Stephen H. Wacknitz
Stephen H. Wacknitz,
Chairman of the Board, President and
Chief Executive Officer

By: /s/ Donald A. Pitcher
Donald A. Pitcher,
Executive Vice President,
Chief Financial Officer