Form 10-K
period 2008-12-31
TEMECULA VALLEY BANCORP INC
filed 2009-03-17
CIK 1172678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission File No: 001-33897

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

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $50,153,492 (based on the June 30, 2008 closing price of common stock of $5.97 per share).

Number of registrant’s shares of common stock outstanding at March 12, 2009 was 10,040,267.

Documents incorporated by reference: Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2009 Annual Meeting of Shareholders to be filed no later than April 30, 2009.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

We have made forward-looking statements in this document that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of our management, and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, and statements preceded by, followed by, or that include the words “may”, “will”, “should”, “would”, “could”, “believes”, “expects”, “anticipates”, “intends”, “plans”, “estimates”, “projected”, “forecast” or similar expressions. Our management believes these forward-looking statements are reasonable. However, you should not place undue reliance on the forward-looking statements, since they are based on current expectations. Actual results may differ materially from those currently expected or anticipated.

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

A number of factors, some of which are beyond our ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to:

•	recent and future bail out actions by the government

•	a further slowdown in the national and California economies

•	a further deterioration in asset values locally and nationwide

•	volatility of rate sensitive deposits

•	changes in the regulatory environment

•	governmental action as a result of our inability to comply with regulatory orders and agreements

•	increasing competitive pressure in the banking industry

•	operational risks including data processing system failures or fraud

•	asset/liability matching risks and liquidity risks

•	continued access to liquidity sources

•	changes in the securities markets

•	changes in our borrowers’ performance on loans

•	changes in critical accounting policies and judgments

•	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies

•	changes in the equity and debt securities markets

•	effect of additional provision for loan losses

•	fluctuations of our stock price

•	success and timing of our business strategies

•	impact of reputation risk created by these developments on such matters as business generation and retention, funding and liquidity

•	changes in our ability to receive dividends from our subsidiaries

•	political developments, wars or other hostilities may disrupt or increase volatility in securities or otherwise affect economic conditions.

The consequences of these factors, any of which could hurt our business, could include, among others:

•	increased loan delinquencies

•	an escalation in problem assets and foreclosures

•	a decline in demand for our products and services

•

a reduction in the value of the collateral for loans made by us, especially real estate, which, in turn would likely reduce our customers’ borrowing power and the value of assets and collateral associated with our existing loans

•	a reduction in the value of certain assets held by our company

•	an inability to meet our liquidity needs

•	an inability to raise capital to comply with the requirements of our regulators and for continued support of operations

•	a continued inability to defer payments on our trust preferred securities

•	an inability to engage in certain lines of business

See also “Item 1A Risk Factors” and other risk factors discussed elsewhere in this Annual Report.

PART I

ITEM 1.	BUSINESS

General

Temecula Valley Bancorp Inc.

We formed Temecula Valley Bancorp Inc. (“company” or “our company” or “our holding company”) in 2002 to serve as a holding company for Temecula Valley Bank (“bank” or “our bank”). We reincorporated our holding company from Delaware into California in December 2003 as a tax savings measure. Our holding company is a bank holding company registered with the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (“BHCA”). Our holding company’s activities consist of owning the outstanding common stock of our bank, Temecula Valley Statutory Trust II, Temecula Valley Statutory Trust III, Temecula Valley Statutory Trust IV, Temecula Valley Statutory Trust V, and Temecula Valley Statutory Trust VI. Unless the context indicates otherwise, all references in this report to “we”, “us”, and “our” refer to our company and our bank on a consolidated basis.

Temecula Valley Bank

Our bank was organized in 1996 and commenced operations on December 16, 1996 as a national banking association. Our bank converted from a national charter to a state charter on June 29, 2005 to take advantage of higher legal lending limits and reduced examination fees. The deposits of our bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the applicable limits. Our bank has no subsidiaries.

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

Our bank also operates loan production offices which principally generate construction and/or real estate secured loans in Ontario and Temecula, California. The Real Estate Industries Group of our bank focuses on construction lending and maintains loan production offices in Corona and San Rafael, both in California. We have SBA loan production offices in California. Until early 2009, our bank also had SBA loan production offices in the following states: Arizona, Florida, Oregon, Texas and Washington.

In 2009, part of our three-year strategic plan is to systematically diversify our loan portfolio and reduce concentrations in land and construction loans.

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

Our income is generally derived from interest on various loan products, income generated on the sale of loans, and fees earned from servicing loans and from providing deposit and other services. Our significant operating expenses are interest paid on deposits, salaries and expenses of our employees and other operating expenses.

A substantial amount of our business model has historically focused on construction lending and SBA production and sales. The economic events of 2008 have dramatically impacted our organization with respect to these two areas of our operations.

First, the national economy is in a deepening recession due in part to the sub-prime mortgage market. While we are not a program originator of sub-prime mortgages, we have been affected by the resulting steep depression in residential market values caused by the credit tightening and the housing supply increases. Consequently, our construction borrowers, who rely on the sales of units to repay loans, are not able to find buyers. Many of these construction borrowers, in turn, have defaulted on loans, which has impaired our ability to recognize interest and has resulted in significant provisions for loan losses.

Secondly, historically we have earned a substantial amount of non-interest income through the sale and servicing of SBA loans. In early 2008, we made a strategic decision to grow our SBA portfolio in an effort to increase interest income. The market and the secondary market for these loans became virtually non-existent and unprofitable. In late 2008, we began to scale back significantly our SBA lending due to these market conditions.

In connection with continuing turmoil in the economy, and more specifically, with the California real estate market, we recorded a net loss of $59.0 million for the year ended December 31, 2008. This loss was primarily the result of considerable increases in provision for loan losses during the year and a tightening interest margin caused by recent interest rate reductions and increased amounts of non-accrual loans. A valuation allowance provided against our deferred tax assets during the fourth quarter of 2008 also negatively impacted our earnings. The severe net loss caused our bank to be “undercapitalized” as further described in Note R—Regulatory Matters. The culmination of net losses in recent quarters has had a negative impact on our operations, liquidity and capital adequacy and has resulted in mandates by our regulators to require that we take certain actions to enhance our operations and profitability, as noted below.

Due to the conditions noted above, beginning in the fourth quarter of 2008, we have significantly changed our business model and strategies in order to attack the effect of the severe economic downturn currently underway. We have implemented new strategic initiatives to place greater emphasis and resources on returning to our roots as a community bank providing services to our local business owners and offering the high levels of service they require. In January, 2009, we announced our plans to reduce the SBA lending staff, close SBA production offices outside of California and otherwise create $10.0 million in savings from operations.

Regulatory Actions

As noted in our filing of Form 8-K on February 18, 2009, our bank entered into a stipulation and consent to the issuance of a February 12, 2009 order to cease and desist (sometimes “order” or “FDIC/DFI consent order” or “consent order”) by the Federal Deposit Insurance Corporation (the “FDIC”) and the California Department of Financial Institutions (the “DFI”). Our company entered into a written agreement with the Federal Reserve Bank of San Francisco on February 11, 2009.

The FDIC/DFI order is a formal corrective action pursuant to which our bank has agreed to address specific areas through the adoption and implementation of procedures, plans and policies designed to enhance the safety and soundness of our bank. These affirmative actions include management assessment, increased Board participation, implementation of plans to address capital, disposition of assets, allowance for loan losses, reduction in the level of classified and delinquent loans, loan portfolio diversification, profitability, strategic planning, liquidity and funds management and a reduction in the level of brokered deposits. In addition, our bank is required to maintain specified capital levels, notify the FDIC and the DFI of director and management changes and obtain prior approval of dividend payments. The order specifies certain timeframes for meeting these requirements, and our bank must furnish periodic progress reports to the FDIC and DFI regarding its compliance. The order will remain in effect until modified or terminated by the FDIC and the DFI.

The Federal Reserve agreement is designed to enhance our company’s ability to act as a source of strength to our bank and requires that our company obtain Federal Reserve approval before paying dividends, taking dividends from our bank, making payments on subordinated debt or trust preferred securities, incurring debt or purchasing/redeeming company stock. Similar to the order, the Federal Reserve agreement requires our company to submit a capital plan, obtain Federal Reserve approval before appointing new directors or senior executive officers and comply with certain payment restrictions on golden parachute payments and indemnification restrictions. Our company must furnish periodic progress reports to the Federal Reserve regarding its compliance with the agreement. The agreement will remain in effect until modified or terminated by the Federal Reserve.

Required Business Plan

None of the timeframes under the consent order or the agreement with the Federal Reserve have lapsed and therefore we are in the process of responding to the provisions of both documents. We are drafting and messaging for submission to the DFI, and the FDIC our business plan which we plan to submit or before the due date of May 12, 2009. Our first progress report is due April 30, 2009. In addition, we are developing and will implement the required plans that incorporate the following components: maintenance of a Tier 1 Leverage ratio at 10.0%, reduction in the level of classified assets, reduced reliance on brokered deposits, a reduction in the level of “land and construction” loans and the development of a profit plan.

In order to achieve compliance with the terms of the consent order and the agreement, we will need to either raise capital, sell assets to deleverage, or both. Our ability to accomplish these goals is significantly constricted by the current economic environment. As has been widely publicized, access to capital markets is extremely limited in the current economic environment, and we can give no assurances that we will be able to access any such capital or sell more assets. Our ability to decrease our levels of non-performing assets is also vulnerable to market conditions as many of our borrowers rely on an active real estate market as a source of repayment, particularly our construction loan borrowers, and, as mentioned, the sale of loans in this market is difficult. If the real estate market does not improve, our level of non-performing assets may continue to increase. Furthermore, traditional venues for asset sales, including the SBA secondary market under the SBA’s 7(a) loan program and Certified Development Companies (“CDC’s”) for SBA 504 loan program have also not been active.

Business Strategy

Our goals are to maintain our position as a regional community banking franchise in California while reducing our size, stabilizing our losses, managing our problematic assets and reducing overall expenses.

Talented & Experienced Management. We have a team of highly skilled bankers working to address the current economic challenges we face. We continue to act aggressively on our strategy to strengthen our balance sheet, align our operations with the current market environment and restore our bank to profitability. As of March 16, 2009, we had reduced headcount by 12% over levels in 2008, significantly downsized our SBA operations, and begun to deleverage our balance sheet and shrink our loan portfolio and reliance on brokered deposits in a systematic and orderly fashion. At the same time, we are continuing to closely monitor our loan loss reserves and are providing for probable incurred losses while building our core deposit base and diversifying our sources of stable funding. We have established a Special Assets Group (SAG) specifically charged with the responsibility of managing the collection activity of all SBA and conventional loans for the purpose to collect and reduce delinquent loans and reduce the level of classified assets.

Maintaining our Community Banking Model. Our focus is our community. We have built teams to provide a one-on-one banking relationship with our customers. By providing superior service and a wide range of loan and deposit products to our customers, we can expand our business with existing customers and build a reputation that will attract additional customers. We have built a cash management team devoted exclusively to the development and implementation of state of the art products designed to allow us to generate a higher level of core deposits from existing customers and serve new deposit customers within our markets.

We opened one new branch in 2005, two branches in 2006, and one branch in 2007. As of March 16, 2009, we had 11 branches. We have no current plans to expand our branch network.

Even though new Construction Lending has been virtually eliminated, we still intend to maintain experienced staff in Construction Lending to service our current portfolio and for future lending opportunities. Our Real Estate Industries Group (“REIG”) specializes in residential, commercial and industrial construction loans to experienced, mid-sized builders in established markets. In Southern California, the primary non-owner occupied real estate concentration is San Diego County. The majority of non-owner occupied residential construction consists of projects with one to five units, followed by condominium construction and tract construction. In contrast, Northern California efforts have been focused primarily on residential condominiums in San Francisco and smaller tracts in the East Bay area. The REIG consists of experienced real estate construction lenders with decades of successful lending experience. The loan portfolios of this group include builders that typically have been customers of the loan officers for 6 years or longer. We believe our loan quality will continue to be enhanced by this degree of experience at both the loan officer and customer levels, beginning at underwriting and continuing through loan disbursement, project completion and the ultimate sale or lease of the completed product.

Reducing SBA Loan Origination Volume. Due to low sales premiums on SBA products, deemphasizing SBA lending is a major strategy for us in early 2009. SBA lending will be limited to production by seasoned business development officers in California. We will maintain SBA expertise in underwriting, processing, and servicing for servicing the current portfolio and if future expansion is desired due to a turnaround in the SBA secondary markets.

Response to Market Decline. Many of the real estate markets in which we lend have experienced significant declines in sales volume and decreased valuations, and consequently, our overall asset quality has been affected. We are aggressively addressing our high level of non-performing assets by the implementation of our Special Assets Group, which is tasked with the responsibility of foreclosing and in turn selling assets to generate cash that we can turn into interest earning assets.

Maintain Effective Underwriting and Servicing Standards. We do not compete primarily on the basis of price for our loan business. Rather, we compete based on established relationships with customers. We also maintain regular review and reporting procedures for all of our loans to judge market and other risks that can affect the types of loans we fund. This approach allows us to be discerning in evaluating loan transactions and to competently monitor market risks as a loan is funded.

Overview of Performance. Earnings (loss) for 2008 were $(59.0) million, compared to $15.1 million, in 2007, and $16.9 million in 2006. Return on average equity was (71.79)% for 2008, compared to 14.18% for 2007, and 23.89% for 2006. Return on average assets was (4.07)% for 2008, compared to 1.16% for 2007, and 1.64% for 2006.

Total assets increased 15% to $1.51 billion as of December 31, 2008, compared to $1.32 billion as of December 31, 2007, and $1.24 billion as of December 31, 2006. Average interest-earning assets increased 11% to $1.36 billion for 2008, compared to $1.22 billion for 2007, and $939.2 million for 2006.

Net interest income before provision for loan losses has decreased to $47.5 million for 2008, compared to $65.6 million for 2007, and $59.8 million for 2006. The decrease for 2008 was the result of the rapid Federal Reserve Bank rate decreases as well as the reversal of interest income on loans placed on nonaccrual status. The net interest margin has decreased to 3.49% in 2008 from 5.36% in 2007, and 6.37% in 2006.

Non-interest income was $1.9 million as of December 31, 2008, compared to $16.4 million as of December 31, 2007, and $19.4 million for 2006. The primary contributors to the decrease in non-interest income from 2007 to 2008 were the decreases of gains on sale of loans and loan broker income, increases in losses on other real estate owned, and an increase in the provision for fair value adjustment on loans held for sale, which were partially offset by an increase in servicing income.

We measure operating expenses as a percentage of average assets. As a percentage of average assets, operating expenses decreased to 3.22% for 2008, compared to 3.99% for 2007, and 4.56% for 2006. Average assets increased from $1.03 billion as of December 31, 2006, to $1.30 billion as of December 31, 2007, and $1.45 billion as of December 31, 2008. The percentage decrease is a result of the growth in average assets outpacing the growth in operating expenses in each of the last three years as well as our efforts to improve efficiency by focusing on controlling overhead expenses where possible.

Investment Securities

Our investment policy, as established by our Board of Directors, attempts to provide for and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement our lending activities. Our company’s policies provide the authority to invest in bank-qualified securities, and any investment purchases outside our policy guidelines must be approved by our Board of Directors or committee thereof. Purchases and sales under this limitation and within the guidelines of our policies may be completed at the discretion of our Chief Executive Officer, Chief Financial Officer or President/Chief Operating Officer.

Investment Securities, available-for-sale

At December 31, 2008, the fair value of our investment securities available-for-sale totaled $20.3 million. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, securities held as “available-for-sale” are reported at current fair value for financial reporting purposes. The related unrealized gains or losses are recorded, net of income taxes, as accumulated other comprehensive income (loss) in shareholders’ equity.

The following table is a comparison of amortized cost and fair value of investment securities available-for-sale as of the dates indicated:

	Investment Securities Available-for-Sale December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(dollars in thousands)
U.S. government agency securities	$18,331	$—	$(304)	$18,027
Government Sponsored Enterprise mortgage-backed securities	2,189	67	—	2,256

Total	$20,520	$67	$(304)	$20,283

At December 31, 2007 and 2006 we had no securities classified as available-for-sale.

The following table summarizes, as of December 31, 2008, the maturity characteristics of investment securities available-for-sale, by investment category. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to prepay certain obligations with or without penalties.

	Investment Securities Available-for-Sale Maturities and Repricing Schedule As of December 31, 2008
	One year or less		More than 1 year to 5 years		More than 5 years to 10 years		More than 10 years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for Sale:
U.S. government agency securities	$—	0.00%	$—	0.00%	$9,623	2.32%	$8,404	2.51%	$18,027	2.41%
Government Sponsored Enterprise mortgage-backed securities	—	0.00%	—	0.00%	—	0.00%	2,256	5.75%	2,256	5.75%

Total	$—	0.00%	$—	0.00%	$9,623	2.32%	$10,660	3.20%	$20,283	2.78%

Investment Securities, held-to-maturity

The following tables compare as of the dates indicated the amortized cost and fair value of our U.S. Treasury Bill and FNMA mortgage-backed securities, classified as held-to-maturity. The U.S. Treasury Bill was purchased in December 2008 and matures in May 2009. The FNMA mortgage-backed securities were purchased in November 2006 and July 2007 and mature in 2036 and 2037, respectively.

	December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(dollars in thousands)
U.S. Treasuries	$300	$—	$—	$300
Government Sponsored Enterprise mortgage-backed securities	2,868	129	—	2,997

Total	$3,168	$129	$—	$3,297

	December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(dollars in thousands)
Government Sponsored Enterprise mortgage-backed securities	$2,981	$65	$—	$3,046

Total	$2,981	$65	$—	$3,046

	December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(dollars in thousands)
Government Sponsored Enterprise mortgage-backed securities	$1,019	$10	$—	$1,029

Total	$1,019	$10	$—	$1,029

We also had investments in interest-bearing time certificates of deposit at other financial institutions totaling $1.0 million, at December 31, 2008 and 2007 and $99 thousand at December 31, 2006.

Lending

Loan Portfolio Composition

Total loans, including loans held-for-sale, excluding deferred loan fees, and allowance for loan losses, were $1.37 billion at December 31, 2008, compared to $1.23 billion at December 31, 2007, and $1.15 billion at December 31, 2006. SBA loans increased $128.3 million or 46% in 2008, while real estate-construction loans decreased $41.7 million or 7%. Contributing to the increase in 2007 was the purchase of the unguaranteed portion of 7(a) loans in the amount of $77.8 million which was offset by sales of portfolio first trust deed loans of $70.2 million.

Our loan portfolio composition is primarily construction, commercial, SBA, and real estate secured loans. SBA loans, comprise approximately 30% of gross loans as of December 31, 2008 and 23% as of December 31, 2007 and 2006. Typical of community bank loan markets, a significant portion of our portfolio is real estate secured. Approximately 91% of our loan portfolio at December 31, 2008 was real estate secured, compared to 92% at December 31, 2007 and 94% at December 31, 2006. Approximately 40%, 47%, and 50% of our lending portfolio was classified as real estate construction loans as of December 31, 2008, 2007, and 2006, respectively.

In 2009, part of our three-year strategic plan is to systematically diversify our loan portfolio and reduce concentrations in land and construction loans.

The federal banking agencies commercial real estate (“CRE”) loan guidance establishes CRE concentration thresholds as criteria for examiners to identify CRE concentration that may warrant further analysis. Under the guidance, our ratio of commercial real estate loans, excluding owner-occupied properties, to capital at December 31, 2008, is approximately 342%, down from 382% at December 31, 2007. While this exceeds the 300% benchmark set by the guidance, we believe we have implemented enhanced risk management practices as recommended by the guidance. These practices include the review and analysis of detailed monthly construction loan status reports, detailed monthly geographic concentration reports by product type and county location, detailed monthly commercial real estate concentration reports, and centralized monitoring and servicing of our commercial real estate term loans. Nonetheless, our enhanced risk management practices have been negated by the severity of the weakened economy (more specifically, the significant decline in real estate values within our markets). Consequently, our strategy will focus on continuing to reduce this ratio to within regulatory benchmarks. The weighted-average loan-to-value (based on original value at inception, or updated appraisal value, if available) for our commercial real estate loans, excluding owner occupied properties, is approximately 59% at December 31, 2008.

The following table summarizes our loan portfolio, (including loans held-for-sale, excluding deferred loan fees and allowance for loan loss), by category and percentage distribution as of the dates indicated:

	December 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Loan portfolio composition:
Commercial	$96,371	7%	$68,761	6%	$59,663	5%	$25,457	3%	$16,322	3%
Real estate - Construction	546,332	39%	587,992	47%	570,204	50%	385,378	51%	203,885	38%
Real estate – Other	316,927	23%	292,869	23%	246,096	21%	248,039	32%	196,098	36%
SBA	408,357	30%	280,016	23%	266,581	23%	94,914	13%	114,799	22%
Consumer	6,402	1%	3,632	1%	3,685	1%	4,306	1%	2,796	1%

Total Loans	$1,374,389	100%	$1,233,270	100%	$1,146,229	100%	$758,094	100%	$533,900	100%

Loan Maturity

The following table sets forth the contractual maturities of gross loans at December 31, 2008:

	One year or less	More than 1 year to 3 years	More than 3 years to 5 years	More than 5 years	Total loans
	(dollars in thousands)
Commercial	$60,488	$28,854	$4,899	$2,130	$96,371
Real estate - Construction	422,433	5,130	—	118,769	546,332
Real estate – Other	78,236	47,493	14,632	176,566	316,927
SBA	6,999	2,571	3,570	395,217	408,357
Consumer	3,936	1,761	705	—	6,402

Total Gross Loans Outstanding	$572,092	$85,809	$23,806	$692,682	$1,374,389

The majority of our loans have floating rates tied to Wall Street Journal prime or other market rate indicators. The following table sets forth, as of December 31, 2008, the dollar amounts of net loans outstanding with a maturity date of one year or more, and whether such loans have fixed or adjustable rates.

	Fixed	Adjustable	Total
	(dollars in thousands)
Commercial	$5,279	$30,604	$35,883
Real estate - Construction	16,368	107,531	123,899
Real estate - Other	51,505	187,186	238,691
SBA	21,703	379,655	401,358
Consumer	1,514	952	2,466

Total Gross Loans Outstanding	$96,369	$705,928	$802,297

Loan Origination and Sale

The following table sets forth categories of loan originations, loan purchases, categories of loan sales and principal repayments of loans for the periods indicated:

	At December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Beginning balance	$1,233,270	$1,146,229	$758,094	$533,900	$363,046
Loans originated: (1)
Commercial	420,391	589,187	437,323	323,219	237,064
Real estate - Construction	1,221,353	1,592,706	1,239,794	897,862	574,150
Real estate - Other	1,055	—	—	11,281	44,942
SBA	330,374	169,705	177,379	167,402	225,373
Consumer	8,971	15,360	5,382	5,200	1,869

Total loans originated	1,982,144	2,366,958	1,859,878	1,404,964	1,083,398

Loans purchased:
SBA	716	74,526	133,336	—	—

Total loans originated and purchased	1,982,860	2,441,484	1,993,214	1,404,964	1,083,398

Loans sold
Real estate - Other	—	58,963	—	13,707	45,243
SBA	108,501	156,534	160,478	151,191	199,236

Total loans sold	108,501	215,497	160,478	164,898	244,479

Less:
Principal repayments	1,633,899	2,136,199	1,442,089	1,012,850	665,558
Fair value adjustment for loans held for sale	5,117	—	—	—	—
Transfers to OREO	50,920	1,411	2,131	2,482	1,410
Charge-offs	43,304	1,336	381	540	1,097

Total loans	$1,374,389	$1,233,270	$1,146,229	$758,094	$533,900

Brokered Loans Originated (2)
Mortgage	$7,936	$71,066	$96,733	$63,735	$60,604
SBA	$12,934	$61,187	$65,609	$52,470	$154,515

(1)	Loans originated include new and renewed loans. Loan originations in many cases are not funded immediately.

(2)	Brokered refers to loans that were originated by our bank but funded by other financial institutions.

Underwriting Process

Our lending activities are guided by the basic lending policies established by our Board of Directors. Each loan must meet minimum underwriting criteria established in our lending policies and must fit within our strategies for yield and portfolio enhancement.

For all newly originated loans, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and, if necessary, additional financial information is requested. An independent appraisal by a state licensed or state certified appraiser is required on every property securing a loan in excess of $250 thousand, which is ordered by our Appraisal Department. In addition, the loan officer or the Appraisal Department conducts a review of these appraisals for accuracy, reasonableness, and conformance to our lending policy on all applications. All revisions to the approved appraiser list must be approved by the Chief Credit Officer or Chief Appraiser.

Depending on the loan size and type, our loan approval process consists of a chain of concurrences beginning with the originating loan officer and rising through the office/division manager, the Chief Credit Officer, the Chief Executive Officer and the Board of Directors. The number of concurring signatures obtained is dependent upon the dollar amount of the transaction and/or the total liability of the borrowing relationship. All signatures in the chain must be obtained except in the case a required signatory is absent from our bank. In all cases, the signature of the highest required loan authority must be obtained.

All loans exceeding the limits of the above mentioned individuals are forwarded to our Board of Directors Loan Committee for approval after concurrence by the appropriate chain of authority. The vote of our Directors Loan Committee is obtained by the committee chairman telephonically or in person at the monthly Board of Directors Loan Committee meeting. The approval or declination by each member is indicated on the signature page of the loan report.

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

Although we closed SBA loan production offices in other states, we continue to maintain SBA loan production offices in California. SBA loan production offices are typically staffed with a business development officer who prepares the loan applications and compiles the necessary information regarding the applicant. All SBA loans are approved at our Temecula office. The other construction lending and mortgage related loan production offices, all of which are in California, are typically staffed with business development officers, underwriters, and processors who send these loans files to our main office where the credit decision is made for aggregate loans above the manager’s approval levels. Our retail full-service branches may include non-SBA commercial mortgage, and construction loan officers.

SBA Lending Programs

The SBA lending programs are designed by the federal government to assist the small business community in obtaining financing from financial institutions that are given government guarantees as an incentive to make the loan. Our bank is an SBA designated Nationwide SBA “Preferred Lender”. As a “Preferred Lender,” we can approve a loan within the authority given us by the SBA without prior approval from the SBA. “Preferred Lenders” approve, package, fund, and service SBA loans within a range of authority that is not available to other SBA lenders without the “Preferred Lender” designation.

Our SBA loans fall into two categories, loans originated under the SBA’s 7(a) Program (“7(a) loans”) and loans originated under the SBA’s 504 Program (“504 loans”). For 2008, 7(a) loans represented approximately 57% of the SBA Loans originated while 504 loans, piggyback, USDA business and industry loan programs represented the balance.

Under the SBA’s 7(a) Program, loans in excess of $150 thousand and up to $2 million are guaranteed 75% by the SBA. Generally, this guarantee may become invalid only if the loan does not meet the SBA underwriting, documentation, and servicing guidelines. Loans under $150 thousand are guaranteed 85% by the SBA.

SBA 7(a) loans collateralized by real estate have terms of up to 25 years, while loans collateralized by equipment and working capital have terms of up to 10 years and 7 years, respectively. A minimum down payment of 10% is required on most 7(a) loans, but a larger down payment may be required when the real estate collateral consists of a special purpose or single use property such as a motel or service station, and/or the business is a start-up.

We generally sell the guaranteed portion SBA 7(a) loans, which is up to 85% of the loan. The remaining portion is the unguaranteed portion of the loans, a portion of which may also be sold with approval from the SBA. Approximately 5% of the 7(a) loans are generally required to stay on the books of our bank. Funding for these loans has come principally from non-core funding sources. The SBA loans generally have an interest rate of 1.00% to 2.75% over Wall Street Journal Prime Rate or the SBA libor base rate.

We retain the servicing on the sold guaranteed portion of 7(a) loans. The strategy of selling both the guaranteed and unguaranteed portion of the 7(a) loans allows us to manage our capital levels and to assist us in meeting the local community loan demand. Upon sale in the secondary market, the purchaser of the guaranteed portion of 7(a) loans pays a premium to us, which has generally been between 4% and 8% of the guaranteed amount, and in the case of a sale of the unguaranteed portion, the premium is usually between 1% and 4%. In today’s economic environment, premiums have diminished to between par and 2% as investors have retreated from most markets. In 2009, investment is expected to be aided by the Term Asset-Backed Liquidity Facility (or “TALF”). The TALF is expected to spur investment by the government and aid in the interest of private sector investment, which theoretically should bring about a return of higher premiums, which may or may not reach historical levels.

We also receive a servicing fee equal to 1% to 5% of the guaranteed amount sold in the secondary market. In the event that a 7(a) loan has missed payments in the first three months and goes into default within 270 days of its sale, or prepays within 90 days, we may be required to refund the premium to the purchaser.

Under the SBA’s 504 Program, we require a minimum down payment of 10% (more on special purpose, single use properties, or start-ups). We then enter into a 50% first trust deed loan to the borrower and an interim up to 40% second trust deed loan. The first trust deed loan must be equal to half of the original maturity of the related debenture. The second trust deed loan is usually for a term of 120 days. Within the 120 day period of entering into the loan, the second trust deed loans are refinanced by SBA certified development companies and used as collateral for SBA guaranteed debentures. For 504 construction loans, the term on the second trust deed loan is generally 18 months and the Certified Development Company cannot payoff the loan until a notice of completion is filed. The first trust deed loan on a construction project is generally a term of 25 years and 18 months. Before releasing the funds to the borrower, the first trust deed loans may be pre-sold with no recourse. We retain no servicing on 504 Loans after they are sold.

Our SBA lending program, and portions of our real estate lending, are dependent on the continual funding and programs of certain federal agencies or quasi-government corporations, including the SBA. The guaranteed portion of an SBA loan does not count towards our bank’s loans-to-one-borrower limitation, i.e., legal lending limit which, at December 31, 2008 was $34.4 million.

SBA lending is a federal government created and administered program. As such, legislative and regulatory developments can affect the availability and funding of the program. This dependence on legislative funding and regulatory restrictions from time to time causes limitations and uncertainties with regard to the continued funding of such loans, with a resulting potential adverse financial impact on our business. Currently, the maximum limit of individual 7(a) loans that the SBA will permit is $2 million. Any reduction in the maximum loan amount or the maximum guaranty amount could have a negative impact on our business. SBA lending is a government, dependent program. As a result of its periodic uncertainty with availability and amounts of funding, this type of business creates greater risk for our business than do other parts of our business.

Commercial Lending/Real Estate Lending

Generally, our commercial loans are underwritten in our market area on the basis of the borrower’s ability to service such debt from identified cash flow. We usually take as collateral a lien on available real estate, equipment or other assets and obtain a personal guaranty of the business principles.

In addition to commercial loans secured by real estate, we make commercial mortgage loans to finance the purchase of real property, which generally consists of real estate on which structures have already been completed or will be completed and occupied by the borrower. We offer a variety of mortgage loan products that generally are amortized over 10 to 25 years. Our commercial mortgage loans are secured by first liens on real estate. Typically, we have both fixed and variable interest rates and amortize over a 10 to 25 year period with balloon payments due at the end of 3 to 10 years. As a Preferred SBA Lender (discussed above), we also issue full term variable rate real estate loan commitments when the facility is enhanced by the underlying SBA guaranty. In underwriting commercial mortgage loans, consideration is given to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit checks, appraisals, environmental assessments and a review of the financial condition of the borrower.

Construction Lending

We originate construction loans on both one-to-four-family residences and on commercial real estate properties. We originate owner-occupied construction loans to build single family residences. We also originate construction loans to companies engaged in the business of constructing homes for sale. These loans may be for homes currently under contract for sale or homes built for sale purposes to be marketed for sale during construction. For owner-occupied single family residences, the borrower and the property must qualify for permanent financing. Prequalification for owner-occupied single family residences is required. For commercial property, the borrower must qualify for permanent financing and the debt service coverage must be 1.20 to 1 or more (except for SBA loans). Qualification for permanent financing should be determined by the loan officer as part of the credit presentation. Absent such prequalification, we will not approve a construction loan. We originate land acquisition and development loans with the source of repayment being either the sale of finished lots or the sale of homes to be constructed on the finished lots. Construction loans are generally offered with terms up to 24 months. Additionally, we generally require business guarantees of the business owners who are borrowers and personal guarantees from the owners of such businesses.

Construction loans are generally made in amounts up to 65% of the value of the security property for non-owner single family residences and commercial properties and up to 70% for owner-occupied single family residences. During construction, loan proceeds are disbursed in draws as construction progresses based upon inspections of completed work or material deliveries. At December 31, 2008, construction loans, including land acquisition and development loans totaled $546.3 million or approximately 39% of our total loan portfolio.

Construction loans are generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the security property’s value upon completion of construction as compared to the estimated costs of construction, including interest. Also, we assume certain risks associated with the borrower’s ability to complete construction in a timely and workmanlike manner. If the estimate of value proves to be inaccurate, or if construction is not performed timely or accurately, we may be confronted with a project which, when completed, has a value which is insufficient to assure full repayment. In 2009, part of our three-year strategic plan is to systematically diversify our loan portfolio and reduce concentrations in land and construction loans.

Consumer Lending

Consumer loans include automobile loans, recreational vehicle loans, boat loans, home improvement loans, home equity lines of credit, personal loans (collateralized and uncollateralized), and deposit account collateralized loans. The terms of these loans typically range from 12 to 120 months and vary based upon the nature of collateral and size of loan. Our portfolio of consumer loans primarily consists of installment loans secured by new or used automobiles, boats and recreational vehicles, and loans secured by deposits. Our home equity lines are adjustable-rate and reprice with changes in our internal prime rate. Adjustable-rate home equity lines of credit are offered in amounts up to 80% total lines to the appraised value. Home equity lines of credit are offered with terms up to 10 years. At December 31, 2008, consumer loans totaled $6.4 million or approximately 0.46% of our total loan portfolio.

Loan Servicing

The loan participations we sell are serviced by our loan servicing department. The loan officer is responsible for the day-to-day relationship with the customer, unless the loan becomes delinquent (60 days or more past due), at which time the responsibilities are reassigned to credit administration or special assets group. Loan servicing is centralized at our corporate headquarters. As of December 31, 2008, we were servicing $463.7 million of loans originated that were sold to other investors.

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

Credit Risk and Loan Review

We incur credit risk whenever we extend credit to, or enter into other transactions with, our customers. The risks associated with extensions of credit include general risk, which is inherent in the lending business, including the current financial instability of the market in general, and risk specific to individual borrowers. Loan review and other loan monitoring practices provide a means for our management to ascertain whether proper credit, underwriting and loan documentation policies, procedures and practices are being followed by our loan officers and are being applied uniformly throughout our bank. The Chief Risk Officer oversees the administration of loan review. The Chief Credit Officer and Assistant Chief Credit Officers approve loan officer requests for changes in risk ratings. Loan officers are responsible for continually grading their loans so that individual credits properly reflect the risk inherent therein. On an annual or semi-annual basis, our Board of Directors provides for a third-party outside loan review of all loans that meet certain criteria originated since the previous review. While we continue to review these and other related functional areas, there can be no assurance that the steps we have taken to date will be sufficient to enable us to identify, measure, monitor and control all credit risk.

Concentrations of Credit

Our primary investment is in loans, 91% of which were secured by real estate as of December 31, 2008. Although historically we have monitored the real estate loan portfolio on a regular basis to avoid undue concentrations to a single borrower or type of real estate collateral, real estate in general is considered a concentrated investment. We seek to mitigate this risk by requiring each borrower to have a certain amount of equity in the real estate at the time of origination, depending on the type of real estate and the credit quality of the borrower. Trends in the market are monitored closely by management on a regular basis. In 2009, part of our three-year strategic plan is to systematically diversify our loan portfolio and reduce concentrations in land and construction loans.

Under state law, our ability to make aggregate secured loans-to-one-borrower is limited to 25% of unimpaired capital and surplus (as of December 31, 2008, this amount was $34.4 million).

Nonaccrual, Past Due and Restructured Loans

We have established a Special Assets Group (“SAG”) to manage the collection activity of all internally classified SBA and conventional loans and to market and sell our other real estate owned (“OREO”). This group of 16 people is responsible for collecting delinquent loans and reducing the level of classified assets and other real estate owned. SAG reports monthly to executive management and our bank’s Board of Directors on the status and ongoing efforts of the team with respect to the assets it manages. SAG is centrally domiciled at our bank’s Temecula headquarters to allow for efficiencies of operation and continuity of supervision. Loans reaching 60 days past due are transferred to SAG for administration. Modifications to existing loans not administered by SAG that result in our bank making a concession to market rate or other terms must be forwarded to the SAG supervisor for concurrence and determination whether or not further administration of the loan should be managed by SAG. SAG is to review and update the reserve estimate for all classified loans at least quarterly, or as updated appraisals or other updated material information is obtained. SAG managers will pursue collections, note sales and/or shorts sales on problem or impaired loans to reduce the problem loan cycle time.

Nonperforming assets consist of nonperforming loans and OREO. We had $148.0 million of nonperforming assets as of December 31 2008, of which $7.1 million was guaranteed by the SBA, compared to $30.9 million of nonperforming assets as of December 31 2007, of which $10.4 million was guaranteed by the SBA, and $19.1 million of nonperforming assets as of December 31, 2006, of which $10.3 million was government guaranteed. We had $33.7 million in OREO at December 31, 2008, of which $4.2 million was guaranteed by the SBA compared to no OREO at December 31, 2007 and $1.3 million at December 31, 2006, of which $638 thousand was guaranteed by the SBA

Pursuant to SBA operating procedures, real estate collateral is liquidated when a loan becomes uncollectible. Should there be a shortfall in liquidation proceeds of an SBA guaranteed loan, the SBA will assume 75%—85% of that shortfall. The ratio of nonperforming SBA loans to total loans (after reducing for SBA guarantees) was 1.76%, 1.66%, and 0.77% for the years ended December 31, 2008, 2007, and 2006, respectively.

We generally place a loan on nonaccrual status and cease accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days are placed on nonaccrual status, unless the loan is both well secured and in process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a deduction of principal as long as doubt exists as to collection. We are sometimes required to revise a loan’s interest rate or repayment terms in a troubled debt restructuring. We had no restructured loans as of December 31, 2008, compared to $539 thousand at December 31, 2007. We had no restructured loans as of December 31, 2006. Our credit administration department regularly evaluates potential problem loans as to risk exposure to determine the adequacy of our allowance for loan losses.

We review collateral value on loans secured by real estate during the internal loan review process. New appraisals are obtained when loans are categorized as nonperforming or potential problem loans. In instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower’s overall financial condition is made to determine the need, if any, for possible charge-offs or appropriate additions to our allowance for loan losses.

The following tables present information for the periods indicated, concerning nonaccrual loans, OREO, accruing loans which are contractually past due 90 days or more, as to interest or principal payments and still accruing, and restructured loans:

	Nonperforming Assets
	December 31, 2008			December 31, 2007
	Gross Balance	Government Guaranteed	Net Balance	Gross Balance	Government Guaranteed	Net Balance
	(dollars in thousands)
Nonaccrual loans (Gross):
Commercial	$667	$—	$667	$137	$—	$137
Real Estate - Construction	67,442	(439)	67,003	11,242	(288)	10,954
Real Estate - Other	18,414	—	18,414	3,258		3,258
SBA	26,189	(2,438)	23,751	16,299	(10,091)	6,208

Total	112,712	(2,877)	109,835	30,936	(10,379)	20,557
OREO	33,739	(4,221)	29,518	—	—	—

Total nonaccrual loans and OREO	$146,451	$(7,098)	$139,353	$30,936	$(10,379)	$20,557

Gross nonaccrual loans as a percentage of total loans			8.17%			2.50%
Gross nonaccrual loans and OREO as a percentage of total loans and OREO			10.36%			2.50%
Allowance for loan losses to total net loans (excluding held-for-sale)			4.69%			1.56%
Allowance for loan losses to gross nonaccrual loans			45.72%			51.79%
Loans past due 90 days or more on accrual status:
Real Estate - Construction			$1,531			$—

Total			$1,531			$—

Restructured loans:
On accrual status			$—			$—
On nonaccrual status			—			539

Total			$—			$539

	Nonperforming Assets
	December 31, 2006
	Gross Balance	Government Guaranteed	Net Balance

	(dollars in thousands)
Nonaccrual loans (Gross):
Commercial	$45	$—	$45
Real Estate - Construction	5,942	—	5,942
Real Estate - Other	514	—	514
SBA	12,623	(10,334)	2,289

Total	19,124	(10,334)	8,790
OREO	1,255	(638)	617

Total nonaccrual loans and OREO	$20,379	$(10,972)	$9,407

Gross nonaccrual loans as a percentage of total loans	1.67%
Gross nonaccrual loans and OREO as a percentage of total loans and OREO	1.78%
Allowance for loan losses to total net loans (excluding held-for-sale)	1.29%
Allowance for loan losses to gross nonaccrual loans	65.48%
Loans past due 90 days or more on accrual status:
SBA	$140

Total	$140

Restructured loans:
On accrual status	$—
On nonaccrual status	—

Total	$—

The table below summarizes the approximate changes in gross nonaccrual loans for the years ended December 31, 2008, 2007, and 2006.

	2008	2007	2006
	(dollars in thousands)
Balance, beginning of the year	$30,936	$19,124	$7,951
Loans placed on nonaccrual	255,718	25,048	15,265
Charge-offs	(43,340)	(1,336)	(381)
Loans returned to accrual status	(77,179)	(14,771)	(3,936)
Repayments (including interest applied to principal)	(2,539)	1,460	2,356
Transfers to OREO	(50,920)	1,411	(2,131)

Balance, end of year	$112,712	$30,936	$19,124

The additional interest income that would have been recorded from nonaccrual loans if the loans had not been placed on nonaccrual status was $4.2 million, $4.1 million, and $2.0 million for the years ended December 31, 2008, 2007, and 2006, respectively. Nonaccrual loans increased $81.8 million to $112,712 million at December 31, 2008, compared to $30.9 million at December 31, 2007.

Interest payments received on nonaccrual loans are applied to principal, unless there is no doubt as to ultimate full repayment of principal, in which case the interest payment is recognized as interest income. Interest income not recognized on nonaccrual loans reduced the net interest margin by 31 basis points, 34 basis points, and 22 basis points for the years ended December 31, 2008, 2007, and 2006, respectively.

Other Real Estate Owned (“OREO”)

We had $33.7 million in OREO at December 31, 2008, of which $4.2 million was guaranteed by the SBA compared to no OREO at December 31, 2007 and $1.3 million at December 31, 2006, of which $638 thousand was guaranteed by the SBA. Our policy is to record these properties at the lower of cost or estimated fair value, net of selling expenses, at the time they are transferred into OREO, thereby tying future gains or losses from sale or potential additional write-downs to underlying changes in the market.

Potential Problem Loans

In addition to loans disclosed above as past due, nonaccrual and restructured as of December 31, 2008, management also identified further weaknesses in $12.8 million of already classified loans. Estimated potential losses from these potential credit weaknesses of $2.5 million have been provided for in determining the allowance for loan losses at December 31, 2008.

Our management’s classification of credits as nonaccrual, restructured or problems does not necessarily indicate that the principal is uncollectible in whole or part.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses which is established through charges to earnings in the form of a provision for loan losses. Based on an evaluation of our loan portfolio, management presents a quarterly review of the allowance for loan losses to our Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments. In making our evaluation, we consider the diversification by industry of our commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, and the evaluation of our loan portfolio through our loan review function. A charge-off occurs when a loan is deemed to be uncollectible. The charge-off amount is determined in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures”. The amount of the charge-off is based on the estimated value of the collateral securing the loans and other analyses pertinent to each situation. All loan types are subject to charge-off once identified as impaired or nonperforming.

Additionally, we use two sets of factors for the analysis of the performing portfolio: general factors and loan pool factors. These factors are further allocated to the identified loan pools within our portfolio. Using these methodologies, we provide loss allocations to each identified loan classification and to performing loan pools. All pools are also compared to historical losses and migration results for pass loans. Migration analysis is also used for the FAS 5 allocation of special mention and classified loans. We then charge to operations a provision for loan loss to maintain the allowance for loan losses at the level determined by the foregoing methodology.

We follow a loan review program to evaluate credit risk in our loan portfolio. Through the loan review process, we maintain an internally classified loan watch list, which, along with the delinquency list of loans, helps us assess the overall quality of the loan portfolio and our allowance for loan losses. Loans classified as “substandard” are those loans with clear and defined weaknesses such as a highly leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize ultimate recoverability of the debt.

Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans but with an increased risk that a loss may occur, or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans include some loans that are delinquent at least 30 days or on nonaccrual status.

In addition to loans classified as substandard or doubtful, we maintain additional classifications on a separate watch list which further aids us in monitoring loan portfolios. These additional loan classifications reflect warning elements where the present status portrays one or more deficiencies that require attention in the short-term or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all of the characteristics of a classified loan (substandard, doubtful) but do show weakened elements as compared with those of a satisfactory credit. We regularly review these loans to aid in assessing our allowance for loan losses.

The economy of our market areas remains dependent on real estate and related industries (i.e. construction, housing). We maintain a reasonably diverse commercial and consumer loan portfolio. The present downturn in real estate including construction has had an adverse effect on borrowers’ ability to repay loans and has affected our results of operations and financial condition, and these changes are taken into account when we evaluate our allowance for loan losses. Additionally, we have several procedures in place to assist us in minimizing credit risk and maintaining the overall quality of our loan portfolio. We frequently review and update our underwriting guidelines and monitor our delinquency levels for any negative or adverse trends and adjust projected loan concentration limits and credit standards when necessary.

The provision for loan loss is the amount expensed and added to the allowance for loan losses. The allowance is kept at a level that is determined by a quarterly analysis of the loan portfolio and represents the probable incurred credit losses in the portfolio.

The following table summarizes the activity in the allowance for loan losses for each year in the five-year period ended December 31, 2008:

	Allowance for Loan Losses Year ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Loans outstanding and loans held-for-sale	$1,379,879	$1,237,717	$1,142,693	$753,246	$530,196
Average amount of loans outstanding	1,322,286	1,196,849	922,264	634,731	446,493
Balance of allowance for loan losses, beginning of years	16,022	12,522	9,039	6,362	3,608
Loans charged off:
Commercial	(1,596)	(449)	(208)	(250)	(986)
Real Estate - Construction	(34,369)	(100)	(10)	—	—
Real Estate - Other	(1,579)	(787)	(159)	(286)	(105)
SBA	(5,757)	—	—	—	—
Consumer	(3)	—	(4)	(4)	(6)

Total loans charged off	(43,304)	(1,336)	(381)	(540)	(1,097)

Recoveries of loans previously charged off:
Commercial	2	148	202	281	23
Real Estate - Construction	—	—	10	—	—
Real Estate - Other	—	88	1	39	3
SBA	385	—	—	—	—
Consumer	—	—	1	—	4

Total recoveries of loans	387	236	214	320	30

Net loans charged off	(42,917)	(1,100)	(167)	(220)	(1,067)
Provision for Loan loss expense	78,432	4,600	3,650	2,897	3,821

Balance, end of year	$51,537	$16,022	$12,522	$9,039	$6,362

The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

	At the Years Ended December 31,
	2008			2007
	Allowance Amount	% of Allowance to Total Amount	% in Loans in Each Category to Total Loans	Allowance Amount	% of Allowance to Total Amount	% in Loans in Each Category to Total Loans
	(dollars in thousands)
Commercial	$2,456	4.8%	6.9%	$719	4.5%	5.6%
Real Estate – Construction	26,002	50.5%	40.0%	7,727	48.2%	47.5%
Real Estate – Other	10,559	20.5%	22.9%	2,458	15.3%	23.6%
SBA	12,443	24.1%	29.7%	5,079	31.7%	23.1%
Consumer & Other	77	0.1%	0.5%	39	0.3%	0.2%

Total	$51,537	100.0%	100.0%	$16,022	100.0%	100.0%

	At the Years Ended December 31,
	2006			2005
	Allowance Amount	% of Allowance to Total Amount	% in Loans in Each Category to Total Loans	Allowance Amount	% of Allowance to Total Amount	% in Loans in Each Category to Total Loans
	(dollars in thousands)
Commercial	$658	5.3%	5.2%	$254	2.8%	3.4%
Real Estate – Construction	5,658	45.2%	49.8%	4,253	47.1%	50.7%
Real Estate – Other	2,159	17.2%	25.7%	2,027	22.4%	32.7%
SBA	4,008	32.0%	19.1%	2,462	27.2%	12.6%
Consumer & Other	39	0.3%	0.2%	43	0.5%	0.6%

Total	$12,522	100.0%	100.0%	$9,039	100.0%	100.0%

	At the Year Ended December 31,
	2004
	Allowance Amount	% of Allowance to Total Amount	% in Loans in Each Category to Total Loans
	(dollars in thousands)
Commercial	$178	2.8%	3.1%
Real Estate – Construction	1,958	30.7%	38.0%
Real Estate – Other	1,590	25.0%	36.8%
SBA	2,612	41.1%	21.6%
Consumer & Other	24	0.4%	0.5%

Total	$6,362	100.0%	100.0%

The allowance for loan losses as a percentage of gross loans outstanding net of deferred fees was 4.69%, as of December 31, 2008, 1.56% as of December 31, 2007, and 1.29% as of December 31 2006.

As a result of rapid decreases in local and regional real estate values and the significant losses experienced by many financial institutions, there has been greater regulatory scrutiny of loan portfolios. We believe we have established our existing allowance for loan losses in accordance with U.S. generally accepted accounting principles. In light of historical performance by regulators in this type of economy, however, there can be no assurance that regulators, in reviewing our loan portfolio, will not request that we increase significantly our allowance for loan losses. In addition, because future events affecting borrowers and collateral as well as the rate of deterioration cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition, results of operations and our ability to comply with the consent order.

Deposits

We offer a variety of deposit accounts, having a wide range of interest rates and terms, consisting of demand, savings, money market, and time accounts. We rely primarily on competitive pricing policies, customer service, and referrals to attract and retain these deposits. The daily average balances and weighted average rates paid on deposits and other borrowings for each of the years ended December 31, 2008, 2007, and 2006 are represented below.

	Years Ended December 31,
	2008			2007
	Average Balance	% of total Average Deposits / Borrowings	Average Rate %	Average Balance	% of total Average Deposits / Borrowings	Average Rate %
	(Dollars in Thousands)
NOW	$32,269	2.4%	0.15%	$31,543	2.7%	0.15%
Money Market	92,709	7.0%	1.81%	119,922	10.2%	3.71%
Savings	26,916	2.0%	0.48%	29,460	2.5%	0.43%
Time deposits less than $100,000	553,947	41.6%	4.16%	404,244	34.3%	5.09%
Time deposits $100,000 and over	366,469	27.5%	4.16%	410,680	34.8%	5.31%
Federal Funds Purchased	505	0.0%	3.16%	68	0.0%	0.00%
Federal Reserve Bank, Discount Window Advance	16,796	1.3%	1.56%	—	0.0%	0.00%
Federal Home Loan Bank Advance	49,270	3.7%	1.44%	2,009	0.2%	4.73%
Junior Subordinated Debt	55,923	4.2%	7.08%	37,483	3.2%	7.73%

Total interest-bearing liabilities	1,194,804	89.7%	3.77%	1,035,409	87.9%	4.83%
Non interest-bearing deposits	136,952	10.3%	0.00%	144,317	12.1%	0.00%

Total Deposits & Other Borrowings	$1,331,756	100.0%	3.38%	$1,179,726	100.0%	4.24%

	Year Ended December 31,
	2006
	Average Balance	% of total Average Deposits / Borrowings	Average Rate%
	(Dollars in Thousands)
NOW	$31,161	3.3%	0.15%
Money Market	83,672	8.8%	3.26%
Savings	31,685	3.3%	0.39%
Time deposits less than $100,000	293,909	31.0%	4.72%
Time deposits $100,000 and over	315,346	33.3%	4.74%
Federal Funds Purchased	—	0.0%	0.00%
Federal Reserve Bank, Discount Window Advance	—	0.0%	0.00%
Federal Home Loan Bank Advance	4,784	0.5%	5.06%
Junior Subordinated Debt	32,122	3.4%	7.76%

Total interest-bearing liabilities	792,679	83.6%	4.35%
Non interest-bearing deposits	154,473	16.4%	0.00%

Total Deposits & Other Borrowings	$947,152	100.0%	3.64%

At December 31, 2008, we had $312.9 million in time deposits in the amounts of $100,000 or more, consisting of 2,158 accounts, maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(dollars in thousands)
Three months or less	$118,629	3.62%
Greater than Three Months to Six Months	103,645	3.38%
Greater than Six Months to Twelve Months	90,208	3.67%
Greater than Twelve Months	442	4.15%

Total	$312,924	3.56%

Short-term Borrowings

The table below is a schedule of outstanding short-term borrowings (less than or equal to 1 year):

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Federal Reserve Bank, Discount Window Advance	$13,400	$—	$—
FHLB advances	$88,500	$—	$—

Total Short-term Borrowings	$101,900	$—	$—

Recently Issued Accounting Standards

See “Adoption of New Accounting Standards” and “Effect of Newly Issued but Not Yet Effective Accounting Standards” in Note A of our Consolidated Financial Statements included in this Annual Report.

Competition

We compete with many other entities with respect to originating loans, generating deposits and providing other banking services. Major banks dominate the market with multiple offices and a wide range of products and services, with very few geographic barriers. Major advertising campaigns and the ability to invest in regions of higher yield and demand often provide larger institutions a competitive edge. In addition, they are able to offer certain services that we do not offer directly and, by virtue of their greater total capitalization, have substantially higher lending limits than we offer. Competition for deposit and loan products remains strong from both banking and non-banking institutions and this competition directly affects the rates of products and the terms on which products are offered to consumers and businesses. Due to the consent order, we cannot obtain brokered deposits without first obtaining a waiver. As a result of this requirement, we may be precluded from paying higher rates on deposits that may be offered by our competitors.

Technological innovation contributes to greater domestic and international competition by both depository and non-depository institutions. Moreover, mergers place additional pressure on banks within the industry to consolidate their operations, reduce expenses and increase revenues, and federal and state interstate banking laws which allow banks to merge with other banks across state lines enable banks to establish or expand banking operations in our most significant markets. The competitive environment is also significantly affected by federal and state legislation that often makes it easier for non-bank financial institutions to compete with us.

Economic factors, along with legislative and technological changes, including the current and possibly future government bailouts, will have an ongoing impact on the competitive environment in which we operate. To date, the government assistance provided under the recent programs has been available disproportionately in favor of large institutions, regardless of their financial condition. It is too early to tell how these actions will affect community banks but it may cause customers to choose the banks that the government has indicated it will continue to support. In order to compete, we emphasize personal banking relationships and place an emphasis on continual expansion of the services and products we offer. We believe that through these efforts, we can be competitive with and distinguish ourselves from other community banks and financial services providers in our marketplace. However, we can provide no assurance that we will be able to sufficiently improve our services and/or banking products or successfully compete in our primary service areas particularly in the current tumultuous financial environment.

Supervision and Regulation

Bank holding companies and banks are extensively regulated under state and federal law. These laws are generally intended to protect depositors and customers, not shareholders. The following is a brief summary of certain statutes and rules that affect or will affect our company and our bank. This summary is qualified in its entirety by reference to the particular statute and regulatory provisions referred to below and is not intended to be an exhaustive description of all applicable statutes and regulations. Any change in applicable laws or regulations may adversely affect our business and prospects. Our operations may be affected by legislature changes and by the policies of various regulatory authorities. We cannot accurately predict the nature or the extent of the effects on our business and earnings that fiscal or monetary policies, or new federal or state legislation may have in the future. Our company is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the Securities and Exchange Commission (“SEC”). As a listed company on NASDAQ, our holding company is subject to NASDAQ rules for listed companies.

Holding Company Regulation. As a bank holding company, our company principally is subject to Federal Reserve regulations. We are required to file with the Federal Reserve quarterly and annual reports and such additional information the Federal Reserve may require pursuant to the BHCA. The Federal Reserve may conduct examinations of bank holding companies and their subsidiaries.

Under a policy of the Federal Reserve, with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such a policy. The Federal Reserve, under the BHCA, also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company. The Federal Reserve may also prohibit our company, except in certain instances prescribed by statute, from acquiring or engaging in nonbanking activities, other than activities that are deemed by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. If the Federal Reserve should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of our company’s operations are unsatisfactory or that our company or our management is violating or has violated any law or regulation, various remedies are available to and are utilized by the Federal Reserve. On February 11, 2009, our company entered into a written agreement with the Federal Reserve. This agreement is designed to enhance our company’s ability to act as a source of strength to our bank and requires that our company obtain Federal Reserve approval before paying dividends, taking dividends from our bank, making payments on subordinated debt or trust preferred securities, incurring debt or purchasing/redeeming our company stock. Further, under the terms of the agreement, our company will submit a capital plan, obtain Federal Reserve approval before appointing new directors or senior executive officers and is required to comply with certain payment restrictions on golden parachute payments and indemnification restrictions and to furnish periodic progress reports to the Federal Reserve regarding compliance with the agreement. The agreement with the Federal Reserve will remain in effect until modified or terminated by the Federal Reserve.

Federal and State Bank Regulation. As a California state-chartered bank, our bank is subject to supervision, periodic examination and regulation by the DFI and the FDIC. If the regulators should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of our bank’s operations are unsatisfactory or that our bank or our management is violating or has violated any law or regulation, various remedies are available to and are utilized by the regulators. Such remedies include the power to enjoin unsafe or unsound practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict growth, to assess civil monetary penalties, to remove officers and directors and ultimately to request the FDIC to terminate our bank’s deposit insurance. On February 12, 2009, our bank agreed to the issuance of a cease and desist order. The order is a formal corrective action pursuant to which our bank has agreed to address specific areas through the adoption and implementation of procedures, plans and policies designed to enhance the safety and soundness of our bank. These affirmative actions include management assessment, increased Board participation, implementation of plans to address capital, disposition of assets, allowance for loan losses, reduction in the level of classified and delinquent loans, loan portfolio diversification, profitability, strategic planning, funds management and a reduction in the level of brokered deposits. In addition, our bank is required to maintain specified capital levels, notify the FDIC and the DFI of director and management changes and obtain prior approval of dividend payments. The order specifies certain timeframes for meeting these requirements, and our bank must furnish periodic progress reports to the FDIC and DFI regarding its compliance with the order. The order will remain in effect until modified or terminated by the FDIC and the DFI.

Because California permits commercial banks chartered by the state to engage in any activity permissible for national banks, our bank can form subsidiaries to engage in activates “closely related to banking” or “nonbanking” activities and expanded financial activities under certain conditions. Presently, our bank does not have any subsidiaries.

Statutes and regulations relate to virtually every aspect of our bank’s operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices and capital requirements. Further, our bank is required to maintain certain levels of capital. See “Capital Adequacy Requirements” in this Section below. Regulatory compliance requires us to incur ongoing additional expenses. This is particularly the case with respect to the compliance aspects of the Sarbanes-Oxley Act of 2002, the USA Patriot Act of 2001 and ongoing compliance efforts with respect to the FDIC/DFI consent order and the Federal Reserve agreement. At times, the cumulative costs of compliance can be significant.

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

USA PATRIOT Act

The USA Patriot Act of 2001 and its related regulations require insured depository institutions, broker-dealers, and certain other financial institutions to have policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers.

This area has been a particular focus for federal regulators, and material deficiencies in anti-money laundering compliance can result in public enforcement actions by the banking agencies, including the imposition of civil money penalties and supervisory restrictions on growth and expansion. Such actions could have serious reputation consequences for our company and our bank.

Customer Information Security

The Federal Reserve and other bank regulatory agencies have adopted final guidelines to protect a customer’s confidential and personal information. The guidelines require the creation and implementation of a comprehensive written program to protect: (i) the security and confidentiality of customer information; (ii) against threats or hazards to the security or integrity of such information; and (iii) against unauthorized access to or use of such information. We have adopted and implemented a program to comply with these requirements.

Consumer Protection Laws and Regulations

Our bank is subject to many federal and state consumer protection statutes and regulations, some of which are discussed below. Examination and enforcement by the bank regulatory agencies in these areas in the recent past has intensified.

Privacy policies are required by federal banking regulations which limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to those rules, financial institutions must provide initial notices to customers about their privacy policies, annual notices of their privacy policies to current customers; and a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties. These privacy protections affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. In addition, state laws may impose more restrictive limitations on the ability of financial institutions to disclose such information. California has adopted such a privacy law that among other things generally provides that customers have certain options relative to the disclosure of information to third parties.

The Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, or “FACT Act”, requires financial firms to help deter identity theft, including developing appropriate fraud response programs, and gives consumers more control of their credit data. It also reauthorizes a federal ban on state laws that interfere with corporate credit granting and marketing practices and provides consumers’ election to opt out. We are also subject, in connection with our lending activities, to numerous federal and state laws aimed at protecting consumers including the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Community Reinvestment Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act.

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

The Basel Committee on Banking Supervisions- “BASEL II”.

Regulatory capital guidelines originally published in June 2005 and adopted in final form by U.S. regulatory agencies in November 2007 are designed to promote improved risk measurement and management processes and better align minimum capital requirements with risk. The Basel II guidelines became operational in April 2008, but are mandatory only for banks with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more. They are thus not applicable to our bank, which continues to operate under U.S. risk-based capital guidelines consistent with “Basel I” guidelines published in 1988.

In July 2008, the U.S. federal banking agencies issued a proposed rule for banking organizations that do not use the “advanced approaches” under Basel II. While this proposed rule generally parallels the relevant approaches under Basel II, it diverges where U.S. markets have unique characteristics and risk profiles, most notably with respect to risk weighting residential mortgage exposures. A definitive final rule has not yet been issued. The U.S. banking agencies have indicated, however, that they will retain the minimum leverage requirement for all U.S. banks.

Future Legislation

Future changes in the laws, regulations, or policies that impact us cannot be predicted and may have a material effect on our business and earnings. Legislation relating to banking and other financial services has been introduced from time to time in Congress and is likely to be introduced in the future. If enacted, such legislation could significantly change the competitive environment in which we operate. We cannot predict whether these or any other proposals will be enacted or the ultimate impact of any such legislation on our competitive situation, financial condition or results of operations.

Economic and Financial Crisis and Government’s Response

Beginning in 2007 and continuing into 2009, various adverse financial developments have impacted the U.S. and global economies and financial markets and present challenges for the banking and financial services industry and for us. Economists generally agree that the U.S. and global economies have been in a recession for some time and it is expected that recessionary conditions will continue for some time into the future. These developments have prompted a variety of actions by the U.S. Government to respond to the challenges presented by these economic and financial developments.

On October 3, 2008, former President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the EESA) in response to the recent financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. Pursuant to the EESA, the maximum deposit insurance amount was temporarily increased from $100,000 to $250,000 per depositor through December 31, 2009. On October 14, 2008, the FDIC announced the establishment of a Temporary Liquidity Guarantee Program under which the FDIC will fully guarantee until December 31, 2009, all non-interest-bearing transaction accounts of insured depository institutions that do not opt out of the program by December 5, 2008. Pursuant to the Temporary Liquidity Guarantee Program, the FDIC will also guarantee newly issued senior unsecured debt of participating financial institutions and their qualifying holding companies. All eligible institutions participated in the program without cost for the first 30 days of the program. After December 5, 2008, institutions are assessed at the rate of ten basis points for transaction account balances in excess of $250,000 and at the rate, on an annualized basis, of 50 to 100 basis points of the amount of debt issued (on a sliding scale, depending on length of maturity of the debt). We elected to participate in the Temporary Liquidity Guarantee Program.

On October 14, 2008, pursuant to the EESA, the U.S. Treasury announced a voluntary Capital Purchase Program under its Troubled Asset Relief Program (TARP) pursuant to which the Treasury will purchase up to $250 billion in senior preferred stock of qualifying U.S. financial institutions. The nine largest banks in the U.S. initially agreed to participate in this program, with the U.S. Treasury purchasing an aggregate of $125 billion in senior preferred stock in such banks and allocating an additional $125 billion in senior preferred stock in other banking institutions. The purpose of the program is to provide substantial new capital to the U.S. banking industry. Many banks and bank holding companies have participated in such program. On January 15, 2009, the Senate voted to approve the release of an additional $350 billion in TARP funds, making a vote by the House of Representatives unnecessary and resulting in the availability of such funds to the U.S. Treasury. Unless we raise matching funds, the FDIC has indicated to us that it would not support our application for TARP funds.

The Financial Stability Plan

In February 2009, the U.S. Department of the Treasury outlined the “Financial Stability Plan: Deploying our Full Arsenal to Attack the Credit Crisis on All Fronts.” The Financial Stability Plan includes a wide variety of measures intended to address the domestic and global financial crisis and deterioration of credit markets. Many aspects of the Financial Stability Plan are conceptual in nature and contemplate future specific regulations and further regulatory and legislative enactment. Key aspects of the Financial Stability Plan are described below.

The Financial Stability Plan includes a variety of measures aimed at addressing issues in the U.S. banking sector. These measures include requiring banking institutions with assets in excess of $100 billion to undergo a forward-looking comprehensive “stress test” and providing such institutions with access to a U.S. Treasury-provided “capital buffer” to help absorb losses if the results of the test indicate that additional capital is needed and it cannot be obtained in the private sector; a public-private investment fund which will be designed to involve both public and private capital and public financing for the acquisition of troubled and illiquid assets in the banking sector; substantial expenditures to support government-sponsored enterprises in the housing sector and a commitment of funds to help prevent avoidable foreclosures of owner-occupied residential real estate; a consumer and business lending initiative intended to support the purchase of loans by providing financing to private investors to help unfreeze and lower interest rates for auto, small business, credit card and other consumer and business credit; increased transparency and disclosure of exposure on bank balance sheets; requirements relating to accountability and monitoring of funds received by banking institutions under the Financial Stability Plan; restrictions on dividends, stock repurchases and acquisitions on banks receiving assistance under the Plan; and limitations on executive compensation for senior executives at institutions receiving funds under the Plan, including a cap of $500,000 in total annual compensation (not including restricted stock payable only when the government is receiving payments on its investment), “say on pay” shareholder votes and new disclosure and accountability requirements applicable to luxury purchases. As we have less than $100 billion in assets, we do not believe that the stress test will apply to us and it is too early to tell whether and to what extent the other provisions may affect us.

Capital Adequacy Requirements

Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors. At December 31, 2008, our company’s and our bank’s capital ratios result in a classification of “undercapitalized”. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk-Based Capital” and Note R to the consolidated financial statements for further information regarding the regulatory capital guidelines as well as our company’s and our bank’s actual capital levels as of December 31, 2008.

The federal banking agencies have adopted risk-based minimum capital adequacy guidelines for bank holding companies and banks which are intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off-balance sheet items. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risk. Under the capital adequacy guidelines, a banking organization’s total capital is divided into tiers. “Tier 1 capital” includes common equity and trust-preferred securities, subject to certain criteria and quantitative limits. “Tier II capital” includes hybrid capital instruments, other qualifying debt instruments, a limited amount of the allowance for loan and lease losses, and a limited amount of unrealized holding gains on equity securities. “Tier III capital” consists of qualifying unsecured debt. The sum of Tier II and Tier III capital may not exceed the amount of Tier I capital. The risk-based capital guidelines require a minimum ratio of qualifying total capital to risk-weighted assets of 8.00% and a minimum ratio of Tier I capital to risk-weighted assets of 4.00%. An institution is defined as well capitalized if its total capital to risk-weighted assets ratio is 10.00% or more; its core capital to risk-weighted assets ratio is 6.00% or more; and its core capital to adjusted average assets ratio is 5.00% or more. An institution is defined as adequately capitalized if its total capital to risk-weighted assets ratio is 8.00% or more; its core capital to risk-weighted assets ratio is 4.00% or more; and its core capital to adjusted average assets ratio is 4.00% or more. An institution is defined as undercapitalized if its total capital to risk-weighted assets ratio is less than 8.00%; its core capital to risk-weighted assets ratio is less than 4.00%; and its core capital to adjusted average assets ratio is less than 4.00%.

Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements necessitate a minimum leverage ratio of 3.0% for holding companies and banks that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk. All other holding companies and banks are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority.

The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” “under capitalized,” “significantly under capitalized” and “critically under capitalized.” A “well capitalized” bank has a total risk-based capital ratio of 10.0% or higher; a Tier I risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An “adequately capitalized” bank has a total risk-based capital ratio of 8.0% or higher; a Tier I risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well capitalized bank. A bank is “under capitalized” if it fails to meet any one of the ratios required to be adequately capitalized.

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

As an institution’s capital decreases, the federal agency’s enforcement powers become more severe. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management, and other restrictions. A federal agency has only very limited discretion in dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator.

Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

Recent events have caused our bank’s total risk-based capital ratio as of December 31, 2008 to fall to 7.49%, which is below the regulatory threshold of 8% for an adequately capitalized designation. Our bank’s Tier 1 risk based capital ratio and Tier 1 leverage ratio as of December 31, 2008 were 6.22% and 6%, respectively. Refer to Note R of the attached Consolidated Financial Statements. Under the terms of the FDIC/DFI consent order, our bank is required to develop and adopt a plan by May 12, 2009 that requires a bank Tier 1 leverage ratio above 10% and by April 30, 2009, a plan for our bank to meet the minimum risk based capital requirements, as described above and as are acceptable to the agencies. The agreement with the Federal Reserve also requires the adoption of a capital plan by April 30, 2009. This plan is to address current and future capital requirements.

Deposit Insurance Assessments

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. Our bank’s deposits are insured by the Deposit Insurance Fund (“DIF”) which is operated by the FDIC. On October 3, 2008, FDIC deposit insurance temporarily increased from $100,000 to $250,000 per depositor through December 31, 2009. In addition, we currently participate in the FDIC’s Transaction Account Guarantee Program. Under that program, through December 31, 2009, all noninterest-bearing transaction accounts, including Lawyers Trust Accounts (IOLTAs), are fully guaranteed by the FDIC for the entire amount in the account. NOW accounts are also fully guaranteed, provided that the interest rate offered does not exceed .50%. Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules. By participating in this program, banks temporarily become subject to “systemic risk special assessments” of 10 basis points for transaction account balances in excess of $250,000, assessments up to 100 basis points of the amount of covered debt issued.

FDIC insured depository institutions pay insurance premiums at rates based on their risk classification. In 2006, the FDIC finalized a rule intended to match an institution’s deposit insurance premium to the risk an institution poses to the deposit insurance fund. Under the system, the FDIC designates a target reserve ratio for the DIF within the range of 1.15 percent and 1.5 percent and each depository institution falls within one of four risk categories depending on supervisory ratings and financial ratios. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. In 2007, the FDIC issued one-time assessment credits that can be used to offset this expense. The average rate for the DIF assessment was 7.31 basis points per $100 of deposits for 2008, 5.67 basis points for 2007 and 1.24 basis points for 2006.

In an effort to restore capitalization levels and to ensure the DIF will adequately cover projected losses from future bank failures, the FDIC, in October 2008, proposed a rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates. First quarter 2009 assessment rates were increased to between 12 and 50 cents for every $100 of domestic deposits, with most banks paying between 12 and 14 cents. Pursuant to a February 27, 2009 ruling, beginning April 1, 2009, assessment rates will be at 12 to 45 basis points.

On February 27, 2009, the FDIC approved an interim rule to institute a one-time special assessment of 20 cents per $100 in domestic deposits to restore the DIF reserves depleted by recent bank failures. The interim rule additionally reserves the right of the FDIC to charge an additional up-to-10 basis point special premium at a later point if the DIF reserves continue to fall.

If the DIF’s reserves exceed the designated reserve ratio, the FDIC is required to pay out all or, if the reserve ratio is less than 1.5%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) were entitled to a one-time credit against future assessments based on their past contributions to the predecessor to the DIF. Our bank commenced operations on December 16, 1996 and did not qualify for the special assessment credit

Our bank continues to be required to pay an assessment fee for the payment of interest on bonds that were issued by the Financing Corporation (“FICO”) as a means of capitalizing the Federal Savings and Loan Insurance Corporation. These bonds are commonly known as FICO bonds. The average rate for the FICO assessment in 2008 was 1.12 basis points per $100 of deposits, 1.17 basis points for 2007 and 0.0% for 2006. These assessments will continue until the FICO bonds mature in 2017.

We paid $1.1 million of FDIC assessments in 2008, $656 thousand in 2007, and $98 thousand in 2006.

The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for a bank would also result in the revocation of the bank’s charter by the DFI.

Change in Control

The BHCA prohibits our company from acquiring direct or indirect control of more than 5% of the outstanding voting securities or substantially all the assets of any bank or savings bank, or merging or consolidations with another bank holding company or savings bank holding company, without prior approval of the Federal Reserve. Similarly, Federal Reserve approval (or in certain cases, nondisapproval) must be obtained before any person acquires control of a bank holding company. Control is conclusively presumed to exist if, among other things, a person acquires more that 25% of any class of voting stock of our company or controls in any manner the election of a majority of the directors of our company. Control is presumed to exist if a person acquires more that 10% of any class of voting stock and the stock is registered under Section 12 of the Exchange Act or the acquirer will be the largest stockholder after the acquisition.

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

As a result of the examination process, our bank agreed to the issuance of the FDIC/DFI consent order effective February 12, 2009 and our company agreed to the terms of the agreement with the Federal Reserve effective February 11, 2009, as more fully discussed above at “Business—Supervision and Regulation” and in “Note B and Note R to the Consolidated Financial Statements”.

Federal Securities Law

Our company has registered its common stock with the SEC under the Exchange Act. As a result, the proxy and tender offer rules, insider trading reporting requirements, corporate governance, annual and periodic reporting and other requirements of the Exchange Act are applicable to our company.

Transactions with Insiders and Affiliates

Depository institutions are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act with respect to loans to directors, executive officers and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who own more than 10% of a depository institution and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the institution’s loans-to-one-borrower limit (as discussed below). Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and stockholders who own more than 10% of an institution, and their respective affiliates, unless such loans are approved in advance by a majority of the board of directors of the institution. Any “interested” director may not participate in the voting. The prescribed loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, pursuant to Section 22(h), the Federal Reserve requires that loans to directors, executive officers, and principal stockholders be made on terms substantially the same as offered in comparable transactions with non-executive employees of the bank. There are additional limits on the amount a bank can loan to an executive officer.

Transactions between a bank and its “affiliates” are quantitatively and qualitatively restricted under the Federal Reserve Act. The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks, including our bank, in the same manner and to the same extent as if they were members of the Federal Reserve System. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank. Our company is considered to be an affiliate of our bank.

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

Subsidiaries

Our bank is a subsidiary of our company. In September 2003, our company formed Temecula Valley Statutory Trust II, a Connecticut statutory trust, for the purpose of issuing trust preferred securities. In September 2004, our company formed Temecula Valley Statutory Trust III, a Delaware statutory trust, for the purpose of issuing trust preferred securities. In September 2005, our company formed Temecula Valley Statutory Trust IV, a Delaware statutory trust, for the purpose of issuing trust preferred securities. In September 2006, our company formed Temecula Valley Statutory Trust V, a Delaware statutory trust, for the purpose of issuing trust preferred securities. In December 2007, our company formed Temecula Valley Statutory Trust VI, a Delaware statutory trust, for the purpose of issuing trust preferred securities.

Environmental Concerns

We are not involved in manufacturing or the use or transportation of hazardous materials that might adversely affect the environment. Our principal exposure to any hazardous material risk is through our lending activities and through properties or businesses we may own, lease or acquire. Based on a general survey of our bank’s loan portfolio and the real property we lease and own in the operation of our business, we are not aware of any potential liability for hazardous waste contamination that would be reasonably likely adversely affect our company as of the date of this report.

Employees

As of December 31, 2008, we had 286 employees (277 full time equivalent), of which 261 are full time. There are no employees at our holding company. Our employees are not represented by any collective bargaining group. We consider our relations with our employees to be satisfactory.

Available Information

We do not make available on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, or proxy statements for our annual shareholders meetings, or the amendments to those reports although there is a hyper-link at our website at www.temvalbank.com through the “Investor Relations-SEC Filings” page to the SEC website at www.sec.gov that contains reports, proxy statements, and other information regarding SEC registrants including our company. None of the information contained in our website or hyper-linked from our website is incorporated into this Form 10-K. We have not provided this information directly on our website because of the ease of accessing the information through our website to the SEC website. All of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statements for our annual shareholders meeting as well as the amendments to those reports may be obtained free of charge by contacting Donald Pitcher at (800) 939-3736 as soon as possible after we have filed electronically with the SEC. You may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F. Street NE., Washington DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A.	RISK FACTORS

Severe, adverse and precipitous economic and market conditions have adversely affected us and our industry.

The recent negative events in the housing market, including significant and continuing home price reductions coupled with the upward trends in delinquencies and foreclosures, have resulted and will likely continue to result in poor performance of mortgage and construction loans and with further deterioration, in significant asset writedowns by many financial institutions. Reduced availability of commercial credit and increasing unemployment further contribute to deteriorating credit performance of commercial and consumer credit, resulting in additional writedowns. Financial market and economic instability have caused financial institutions to severely restrict their lending to customers and each other. This market turmoil and credit tightening has exacerbated commercial and consumer deficiencies, the lack of consumer confidence, market volatility and widespread reduction in general business activity. Financial institutions also have experienced decreased access to deposits and borrowings. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets has and may continue to adversely affect our business, financial condition, results of operations and stock price. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. In particular, we may face the following risks in connection with these events:

•

Due to the severe net loss incurred in 2008 and the resulting undercapitalized position of our company and our bank, we believe there is substantial doubt about our ability to continue as a going concern. Refer to Note B—Regulatory Actions, Business Plan and Going Concern Considerations.

•

We potentially face increased regulation of our industry including heightened legal standards and regulatory requirements or expectations imposed in connection with recent and anticipated legislation Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•

The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the process.

•

We may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits, also our current risk profile will cause us to pay higher premiums.

•

The number of our borrowers that may be unable to make timely repayments of their loans, or the decrease in value of real estate collateral securing the payment of such loans could continue to escalate and result in significant credit losses, increased delinquencies, foreclosures and customer bankruptcies, any of which could have a material adverse effect on our operating results.

•

Further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations, may result in an inability to borrow on favorable terms or on any terms from other financial institutions.

•

Increased competition among financial services companies due to the recent consolidation of certain competing financial institutions, the conversion of certain investment banks to bank holding companies and the favorable governmental treatment afforded to the largest of the financial institutions may adversely affect the our ability to market our products and services and continue to obtain market share.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition, results of operations, and cash flows.

The legislation that established TARP, was signed into law on October 3, 2008. As part of TARP, the U.S. Treasury established the TARP Capital Purchase Program (“CPP”) to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Then, on February 17, 2009, further legislation was signed into law as a sweeping economic recovery package intended to stimulate the economy and provide for broad infrastructure, energy, health, and education needs. There can be no assurance as to the actual impact any of this legislation will have on the national economy or financial markets. The failure of these significant legislative measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

There have been numerous actions undertaken in connection with or following the recent legislation by the Federal Reserve, Congress, U.S. Treasury, the SEC and the federal bank regulatory agencies in efforts to address the current liquidity and credit crisis in the financial industry that followed the sub-prime mortgage market meltdown which began in late 2007. These measures include homeowner relief that encourages loan restructuring and modification; the temporary increase in FDIC deposit insurance from $100,000 to $250,000, the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to help stabilize the U.S. banking system. The recent legislation and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.

U.S. and international financial markets and economic conditions, particularly in California, could adversely affect our liquidity, results of operations and financial condition.

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” recent turmoil and downward economic trends have been particularly acute in the financial sector. Our company and our bank are considered undercapitalized. While our management has taken aggressive measures to shore up its liquidity positions, the cost and availability of funds may be adversely affected by illiquid credit markets and the demand for our products and services may decline as our borrowers and customers experience the impact of an economic slowdown and recession. In view of the concentration of our operations and the collateral securing our loan portfolio in the San Francisco bay area and in Southern California, we may be particularly susceptible to the adverse economic conditions in the state of California, where our business is concentrated. In addition, the severity and duration of these adverse conditions is unknown and may exacerbate our exposure to credit risk and adversely affect the ability of borrowers to perform under the terms of their lending arrangements with us. In addition, the severity and duration of these adverse conditions is unknown and may exacerbate our exposure to credit risk and adversely affect the ability of borrowers to perform under the terms of their lending arrangements with us. Accordingly, continued turbulence in the U.S. and international markets and economy may adversely affect our liquidity, financial condition, results of operations and profitability.

We may be required to make additional provisions for loan losses and charge off additional loans in the future, which could adversely affect our results of operations.

During the year ended December 31, 2008, we recorded a $78.4 million provision for loan losses and charged off $43.3 million. There has been a significant slowdown in the housing market in portions of San Francisco, San Diego, Riverside, and San Bernardino counties where a majority of our loan customers are based. This slowdown reflects declining prices and excess inventories of homes to be sold, which has contributed to financial strain on home builders and suppliers. As of December 31, 2008, we had $837.0 million in commercial real estate and construction loans. Continuing deterioration in the real estate market generally and in the residential building segment in particular could result in additional loan charge offs and provisions for loan losses in the future, which could have a material adverse effect on our financial condition, net income and capital.

Our allowance for loan and lease losses may not be adequate to cover actual losses.

Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and non-performance and a reserve liability for unfunded loan commitments. A significant source of risk arises from the possibility that we could sustain losses because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans and leases.

The allowance for loan losses as a percentage of gross loans outstanding net of deferred fees was 4.69% as of December 31, 2008, 1.56% as of December 31, 2007, and 1.29% as of December 31, 2006. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control and losses may exceed current estimates. Although management believes the level of our loan loss allowance is adequate to absorb probable losses in our loan portfolio, management cannot predict losses or whether the allowance will be adequate or whether regulators will require us to increase this allowance. Any of these occurrences could adversely affect our business, financial condition, prospects and profitability.

Our dependence on loans secured by real estate subjects us to risks relating to environmental risks that could result in significant additional costs and capital requirements that could adversely affect our assets and results of operations.

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

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Due to the fact that we are under capitalized, we are not allowed to purchase brokered deposits without first obtaining a regulatory waiver. If our sources of liquidity became impair in some manner, and we were unable to access brokered deposits, this event could significantly affect our ability to fund normal operations. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole as the recent turmoil faced by banking organizations in the domestic and worldwide credit markets deteriorates.

The actions and commercial soundness of other financial institutions could affect our ability to engage in routine funding transactions.

Financial service institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to different industries and counterparties because we execute transactions with various counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Recent defaults by financial services institutions, and even rumors or questions about one or more financial services institutions or the financial services industry in general, have led to market wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of counterparty. Any such losses could materially and adversely affect our results of operations.

Our bank’s concentration in real estate construction loans subjects it to a higher degree of risks in a market downturn such as inadequate security for repayment of those loans and fluctuations in the demand for those loans based on changes in the housing market.

We have a high concentration in real estate construction loans. Although we are currently not originating new construction loans, approximately 40% and 47% of our lending portfolio was classified as real estate construction loans as of December 31, 2008 and December 31, 2007, respectively. Our real estate construction loans are based upon estimates of costs and value associated with the completed project. These estimates may be inaccurate. Construction lending involves additional risks when compared to permanent residential lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to accurately determine the total funds required to complete a project and the related loan-to-value ratio.

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

Our loan portfolio is predominantly secured by real estate and thus we have a higher degree of risk from a downturn in our real estate markets.

A downturn in our real estate markets could hurt our business because many of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and national disasters particular to California. Substantially all of our real estate collateral is located in California. If real estate values continue to further decline, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans.

Historically, our earnings were highly dependent on our continued ability to originate, sell and service SBA loans.

Due to the de-emphasis of SBA lending, this dependence has decreased. Historically, our earnings were highly dependent on our ability to generate new SBA loans, as our net income generated from our SBA activities was significant.

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

We depend on our executive officers and key personnel to implement our business strategy and could be harmed by the loss of their services.

We believe that our future success will depend in large part upon the skills of our executive management team. Our executive management team developed numerous aspects of our current business strategy, and the implementation of that strategy depends heavily upon their active involvement. The loss of the services of our executive officers who are instrumental in addressing the current challenges we face could adversely affect our business strategy and could cause us to incur additional costs and experience impaired operating results while we seek suitable replacements, which, in this environment and given our regulatory status, would be difficult.

Our ability to pay cash dividends is restricted by law, by our regulators and by contractual arrangements, and if our bank is unable to pay our holding company cash dividends to meet its cash obligations, our business, financial condition, results of operations and prospects will be adversely affected.

Dividends paid by our bank to our holding company provide cash flow used to service the interest payments on our trust preferred securities. Various statutory provisions and provisions under indentures governing trust preferred securities we have issued restrict the amount of dividends our bank can pay to our holding company without regulatory approval. Due to the FDIC/DFI consent order and the agreement with the Federal Reserve, we are unable to have our bank pay dividends to our company, without FDIC, DFI and Federal Reserve prior approval, and we are unable to pay interest payments on the trust preferred securities, without prior Federal Reserve approval. We deferred payment on the trust preferred securities for the first time during March 2009 and do not anticipate resuming those quarterly payments in the near term. Our company’s inability to receive dividends from our bank could adversely affect our business, financial condition, results of operations and prospects in the event there is a default in the payment of the trust preferred securities, and that can occur after 20 consecutive deferral periods and in other circumstances because upon the event of default, an immediately payment demand could be made on the company of all amounts due under the trust preferred instruments. Currently, the outstanding principal amount of the trust preferred securities is $56.9 million.

Our bank’s business, financial condition and results of operations are sensitive to and may be adversely affected by interest rate and prepayment changes.

Our earnings are substantially affected by changes in prevailing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and the rates we must pay on deposits and borrowings. The difference between the rates we receive on loans and short-term investments and the rates we must pay on deposits and borrowings is known as the interest rate spread. Given our current volume and mix of interest-bearing assets and liabilities, our interest rate spread can be expected to increase when market interest rates are rising, and to decline when market interest rates are declining. While an increase in interest rates generally should positively affect our net interest margin, it may also cause borrowers with variable loan rates to have difficulty paying their loans and this may have the affect of lowering our loan volume and profits. Significant fluctuations in market interest rates could materially and adversely affect not only our net interest spread, but also our asset quality and loan origination volume.

In addition, the value of our SBA servicing asset and SBA interest only (“I/O”) strip receivable, which totaled $5.0 million and $7.0 million, respectively, at December 31, 2008, and $5.4 million and $6.6 million, respectively, at December 31, 2007, are subject to fluctuations based on changes in interest rates and prepayment speeds. Generally, we would expect the value of our SBA servicing asset to decrease in a rising interest rate environment, as well as if prepayment speeds increase. Similarly, the value of our SBA interest-only strip receivable asset is subject to fluctuations in prepayment speeds and would be expected to decrease if prepayment speeds increase.

Increasing levels of competition in banking and financial services businesses may reduce our market share or cause the prices we charge for services to fall, which may decrease our profits.

Competition may adversely affect our results of operations. The financial services business in our market area is highly competitive and becoming more so due to changes in regulation, technological advances, and the accelerating pace of consolidation among financial service providers, out-of-state financial institutions, intermediaries and the conversion of investment banks to holding companies. We face competition both in attracting deposits and making loans. We compete for loans principally through competitive interest rates and the efficiency and quality of the services we provide. Increased competition in the banking and financial services businesses may reduce loans and deposits or cause the prices we charge for services to fall. Many of the financial intermediaries operating in our market area offer certain services, such as trust, investment, and international banking services, that we do not offer directly, and may have larger lending limits than ours, which may prompt existing or potential customers to do business with our competitors instead of us.

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

We are required to raise additional capital, but that capital may not be available and without additional capital other courses such as selling assets and looking for merger partners will need to be pursued.

Under the terms of the FDIC/DFI consent order, our bank is required to develop and adopt a plan by May 12, 2009 that requires a bank Tier 1 leverage ratio above 10% and by April 30, 2009, a plan for our bank to meet the minimum risk based capital requirements, and are acceptable to the agencies. The agreement with the Federal Reserve also requires the adoption of a capital plan by April 30, 2009. This plan is to address current and future capital requirements. Our ability to raise additional capital is contingent on the current capital markets and on our financial performance. Available capital markets are not currently favorable and we do not anticipate any material improvement in these markets in the near term. Accordingly, we cannot be certain of our ability to raise additional capital on any terms. If we cannot raise additional capital and/or continue to down-size operations and our size or engage a strategic merger or sale, we may not be able to sustain further deterioration in our financial condition and other regulatory actions may be taken.

Both our holding company and our bank are subject to government regulation that limits and restricts their activities and operations and pursuant to such regulatory authority, we are required to comply with the terms of the FDIC/DFI consent order and the Federal Reserve agreement. Lack of compliance could result in monetary penalties and/or additional regulatory actions.

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

This Federal Reserve agreement requires that our company obtain Federal Reserve approval before paying dividends, taking dividends from our bank, making payments on subordinated debt or trust preferred securities, incurring debt or purchasing/redeeming our company stock. Further, under the terms of the agreement, our company will submit a capital plan, obtain Federal Reserve approval before appointing new directors or senior executive officers and is required to comply with certain payment restrictions on golden parachute payments and indemnification restrictions and to furnish periodic progress reports to the Federal Reserve regarding compliance with the agreement. Under the terms of the consent order, our bank has agreed to address specific areas through the adoption and implementation of procedures, plans and policies designed to enhance the safety and soundness of our bank. These affirmative actions include management assessment, increased Board participation, implementation of plans to address capital, disposition of assets, allowance for loan losses, reduction in the level of classified and delinquent loans, loan portfolio diversification, profitability, strategic planning, funds management and a reduction in the level of brokered deposits. In addition, our bank is required to maintain specified capital levels, notify the FDIC and the DFI of director and management changes and obtain prior approval of dividend payments. The order specifies certain timeframes for meeting these requirements, and our bank must furnish periodic progress reports to the FDIC and DFI regarding its compliance with the order. If we fail to comply with the agreement or the consent order, the respective agency may pursue the assessment of civil money penalties against the bank and its officers and directors, and they may seek to enforce the order through court proceedings

Our business, financial condition and results of operations may be adversely affected if we are unable to insure against or control our operations risks.

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

There is a possibility that our common stock may be delisted and as a result, become more volatile and less liquid.

Due to the current trading price range of our common stock, it is probable that without a substantial and sustained increase in the trading price range of our common stock, the shares will be delisted by The NASDAQ. If that were to occur, our common shares might continue to trade on the “over-the-counter” (OTC) market although there are no assurances. OTC transactions involve risks in addition to those associated with transactions on a stock exchange. Many OTC stocks trade less frequently and in smaller volumes than stocks listed on an exchange. Accordingly, OTC-traded shares are less liquid and are likely to be more volatile than exchange-traded stocks.

The price of our common stock may be volatile or may decline.

The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;

•	failure to meet analysts’ revenue or earnings estimates;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as capital raising efforts or restructurings;

•	actions by institutional shareholders;

•	fluctuations in the stock price and operating results of our competitors;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	proposed or adopted regulatory changes or developments;

•	anticipated or pending investigations, proceedings or litigation that involve or affect us; or

•	domestic and international economic factors unrelated to our performance.

The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility recently. As a result, the market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur. The trading price of the shares of our common stock and the value of our other securities will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales of our equity or equity related securities, and other factors identified above in “Special Cautionary Note Regarding Forward-Looking Statements.” Current levels of market volatility are unprecedented. The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. A significant decline in our stock price could result in substantial losses for individual shareholders and could lead to costly and disruptive securities litigation.

A natural disaster could harm our business.

Historically, California has been susceptible to natural disasters, such as earthquakes, floods and wildfires. These natural disasters could harm our operations through interference with communications, including the interruption or loss of our computer systems, which could prevent or impede us from gathering deposits, originating loans and processing and controlling the flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. Additionally, natural disasters could negatively impact the values of collateral securing our loans and interrupt our borrowers’ abilities to conduct their businesses in a manner to support their debt obligations, either of which could result in losses and increased provisions for credit losses.

The risks described in this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition and/or operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

We conduct business at eleven full-service banking offices and multiple loan production offices in Southern California. The main office facilities are located at 27710 Jefferson Avenue, Suite A100, Temecula, California. As of December 31, 2008, we owned the property at one of our branch locations. The remaining banking offices and other offices are leased. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance. Total future annual rental payments (exclusive of operating charges and real property taxes) are approximately $6.3 million, with lease expiration dates ranging from 2009 to 2018, exclusive of renewal options.

At December 31, 2008, our consolidated investment in premises and equipment, net of accumulated depreciation and amortization, totaled $5.5 million. Total occupancy expense was $3.6 million. We believe that our existing facilities are adequate for our present purposes and that the properties are adequately covered by insurance.

ITEM 3.	LEGAL PROCEEDINGS

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

We are not aware of any material proceedings to which any director, officer or affiliate of our company, any owner of record or beneficially of more than 5% of the voting securities of our company as of December 31, 2008, or any associate of any such director, officer, affiliate of our company, or security holder is a party adverse to our company or any of its subsidiaries or has a material interest adverse to our company or any of its subsidiaries.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 17, 2008, our company filed a Definitive Proxy Statement on Schedule 14A with the Securities and Exchange Commission. The Proxy Statement was filed and distributed in order to solicit the written consent of our company’s holders of common stock of record on November 14, 2008 to amend our company’s Articles of Incorporation (the “Amendment”) to authorize the issuance of up to five million shares of preferred stock. The consent of holders of at least a majority of the outstanding shares of our company’s common stock was required to approve the Amendment. As of February 13, 2009, we had not received a sufficient number of written consents indicating approval of the Amendment. Due to the cumbersome mechanics of extending the date in order to allow additional time to consent, we anticipate that this matter may instead be addressed at the next meeting of our company’s shareholders. The number of written consents cast for the proposal was 3,933,241, against was 499,770, the number that abstained was 11,846. There were no broker non-votes.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading Information

Our company’s common stock is listed on The NASDAQ Global Select Market under the symbol TMCV. The following table summarizes the high and low sales prices for each quarterly period ended since January 1, 2007 for our common stock, as quoted and reported by The NASDAQ Stock Market LLC.

Two Year Summary of Common Stock Prices
Quarter Ended	High	Low	Dividends
03/31/2007	$23.73	$21.26	N/A
06/30/2007	$21.60	$17.69	$0.04 cash dividend
09/30/2007	$18.35	$15.76	$0.04 cash dividend
12/31/2007	$17.51	$10.03	$0.04 cash dividend
03/31/2008	$11.87	$8.51	$0.04 cash dividend
06/30/2008	$9.55	$4.03	$0.04 cash dividend
09/30/2008	$7.75	$4.19	$0.04 cash dividend
12/31/2008	$5.92	$0.63	N/A

As of March 11, 2009, the closing sale price of our company’s stock, as reported by The NASDAQ Stock Market was $0.30 As of March 11, 2009, there were approximately 378 record holders of our company’s common stock. Directors and executive officers owned approximately 16.6% of our outstanding shares as of that date.

Dividends

Our company is a legal entity separate and distinct from our bank. Our company’s shareholders are entitled to receive dividends when and as declared by our Board of Directors, out of funds legally available therefore, subject to the restrictions set forth in the California General Corporation Law as well as other restrictions.

Dividends paid by our bank to our holding company provide cash flow used to service the interest payments on our trust preferred securities. With the issuance of the FDIC/DFI consent order, our bank is currently restricted from paying dividends to the holding company. Consequently, we have announced on Form 8-K on February 3, 2009 our intentions to cease paying dividends on all outstanding trust preferred securities. No assurances can be given that we will be able to resume declaring and paying dividends from tour bank to the holding company.

In the fourth quarter of 2008, to preserve capital, we ceased paying dividends on common shares. Furthermore, our agreement with the Federal Reserve requires that we obtain regulatory approval before paying any such dividends. Additionally, dividends we pay to our shareholders are restricted by California law and under indentures governing trust preferred securities we have issued. We have no plans to pay dividends in the near term. At the point this changes, we cannot assure you that we will meet the criteria specified under California law or the criteria under the indentures, or that we will obtain the necessary prior approval from the Federal Reserve.

Holders of our common stock are entitled to receive dividends declared by our board of directors out of funds legally available under state law governing us and certain federal laws and regulations governing the banking and financial services business. There were no cash dividends paid for the year 2006. In September 2008, our Board of Directors voted to suspend regular quarterly cash dividends on its common stock.

The table below sets forth information concerning cash dividends declared and paid since 2007:

Date authorized:	Amount:	Record Date:	Payable Date:
May 2007	$0.04 per share	July 2, 2007	July 16, 2007
August 2007	$0.04 per share	October 1, 2007	October 15, 2007
November 2007	$0.04 per share	January 1, 2008	January 15, 2008
March 2008	$0.04 per share	April 1, 2008	April 15, 2008
May 2008	$0.04 per share	July 1, 2008	July 15, 2008
August 2008	$0.04 per share	October 1, 2008	October 15, 2008

We can provide no assurance that we will reinstate dividends on a quarterly basis or otherwise. The declaration of dividends by us is subject to the discretion of our Board of Directors and prior regulatory approval. Our Board of Directors will take into account such matters as general business conditions, our financial results, capital requirements, and contractual, legal and regulatory restrictions on the payment of dividends by us to our shareholders or by our subsidiary to the holding company, and such other factors as our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities and Use of Proceeds

None.

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

While we had decided to temporarily suspend our stock repurchase program due to our belief that the current economic conditions require prudent management and conservation of capital, we are now restricted from any such repurchases of stock under our agreement with the Federal Reserve unless we first obtain Federal Reserve approval. There were no shares of common stock purchased under the stock repurchase program during the quarters ended September 30, and December 31, 2008. During the twelve months ended December 31, 2008, we repurchased 199,500 shares for a weighted average market price of $10.24 per share. The maximum approximate dollar value that could have been purchased under the program as of December 31, 2008 is $9,994,753, however, the plan expired on January 20, 2009.

	Issuer Purchases of Equity Securities
Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum approximate dollar value that may yet be purchased under the plans or programs
October 2008	—	$—	—	$9,994,753
November 2008	—	$—	—	$9,994,753
December 2008	—	$—	—	$9,994,753

1)	For 2008, the shares repurchased were pursuant to the plan announced January 20, 2008, with a plan expiration date of January 20, 2009. All repurchases were made in open market transactions.

2)	This price includes a commission of $0.05 per share.

Stock Performance Graph

The following graph shows a comparison of shareholder return on our common stock based on the market price of the common stock with cumulative total returns for companies in the (i) NASDAQ Composite Index, (ii) the NASDAQ Bank Index, and (iii) the SNL Bank and Thrift Index, for the 5-year period beginning on December 31, 2003 though December 31,

2008. The comparison assumes $100 was invested on December 31, 2003, in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. This graph is historical only and may not be indicative of possible future performance in the common stock. “Source: SNL Financial LC, Charlottesville, VA, (434) 977-1600, www.snl.com”.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Temecula Valley Bancorp Inc.	100.00	131.48	168.67	174.07	87.58	7.16
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
NASDAQ Bank	100.00	110.99	106.18	117.87	91.85	69.88
SNL Bank and Thrift	100.00	111.98	113.74	132.90	101.34	58.28

ITEM 6.	SELECTED FINANCIAL DATA

The following table represents selected financial information for the five years ended December 31, 2008 for our company on a consolidated basis. This table should be read in conjunction with our financial statements and related notes.

	TEMECULA VALLEY BANCORP INC. Selected Financial Data For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(dollars and shares in thousands, except per share data)
Income Statement:
Interest income	$92,727	$115,615	$94,229	$58,125	$33,615
Interest expense	45,192	49,983	34,449	14,584	6,415

Net interest income	47,535	65,632	59,780	43,541	27,200
Provision for loan losses	78,432	4,600	3,650	2,897	3,821

Net interest income (loss) after provision for loan losses	(30,897)	61,032	56,130	40,644	23,379
Non interest income	1,936	16,388	19,444	23,822	28,698
Non interest expense	46,707	51,905	46,991	40,627	33,963

Income (loss) before income taxes	(75,668)	25,515	28,583	23,839	18,114
Provision (benefit) for income taxes	(16,629)	10,377	11,663	9,886	7,536

Net income (loss)	$(59,039)	$15,138	$16,920	$13,953	$10,578

Per Share Data:
Basic earnings (loss) per share	$(5.87)	$1.45	$1.83	$1.58	$1.24
Diluted earnings (loss) per share	$(5.87)	$1.41	$1.73	$1.46	$1.13
Cash dividends declared per common share	$0.12	0.12	N/A	N/A	N/A
Average common shares outstanding	10,054	10,411	9,235	8,846	8,503
Average common shares (dilutive)	10,054	10,767	9,798	9,589	9,364
Book value per share	$4.64	$10.64	$9.75	$6.54	$4.90
Equity shares-beginning balance	10,148	10,587	8,898	8,753	8,152
Options – Shares Issued	92	245	288	145	601
Stock offering	—	—	1,401	—	—
Repurchase-retirement of stock	(200)	(684)	—	—	—

Equity shares-ending balance	10,040	10,148	10,587	8,898	8,753

Balance Sheet Data:
Assets	$1,513,422	$1,318,525	$1,238,189	$868,988	$606,828
Loans (including loans held for sale)	1,379,879	1,237,717	1,142,693	753,246	530,196
Other Real Estate Owned	33,739	—	1,255	2,111	303
Fed Funds Sold	—	4,220	18,180	33,200	16,800
FRB/FHLB Stock	5,592	2,905	1,996	3,099	2,378
Deposits	1,295,044	1,161,071	1,081,501	742,432	534,767
FRB discount window advance	13,400	—	—	—	—
FHLB advances	88,500	—	—	30,000	—
Junior Subordinated Debt	56,924	34,023	41,240	28,868	20,620
Stockholders’ equity	46,615	107,959	103,263	58,181	42,903
ALLL beginning balance	$16,022	$12,522	$9,039	$6,362	$3,608
Charge offs	(43,304)	(1,336)	(381)	(540)	(1,097)
Recoveries	387	236	214	320	30
Provision for loan losses	78,432	4,600	3,650	2,897	3,821

ALLL ending balance	$51,537	$16,022	$12,522	$9,039	$6,362

Non-performing loans	$114,243	$30,936	$19,124	$7,951	$11,799
Government guaranteed portion	(2,877)	(10,379)	(10,335)	(6,514)	(8,140)

Net non-performing loans	$111,366	$20,557	$8,789	$1,437	$3,659

	TEMECULA VALLEY BANCORP INC. Selected Financial Data For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(dollars and shares in thousands)
Selected Ratios:
Return on average assets	(4.07)%	1.16%	1.64%	1.91%	2.00%
Return on average equity	(71.79)%	14.18%	23.89%	27.71%	28.94%
Effective income tax rate	(21.98)%	40.67%	40.80%	41.47%	41.60%
Total risk based ratio	6.69%	10.80%	11.90%	11.02%	11.81%
Tier I risk based ratio	3.61%	9.65%	10.49%	8.93%	9.68%
Tier I leverage ratio	3.49%	10.63%	11.42%	9.28%	9.20%
Average Equity / Average Assets	5.67%	8.18%	6.88%	6.90%	6.93%
Allowance for loan loss/net loans excluding loans held-for-sale	4.69%	1.56%	1.29%	1.35%	1.29%
Allowance for loan loss/net nonperforming loans	46.27%	77.94%	142.46%	629.10%	173.88%
Loan to deposit ratio	106.55%	106.60%	105.66%	101.46%	99.15%
Average interest earning assets/average total assets	94.41%	94.04%	91.21%	87.96%	86.09%
Investment yield	2.98%	5.18%	5.03%	3.30%	1.37%
Loan yield	6.92%	9.54%	10.12%	9.12%	7.48%
Total interest-bearing assets	6.81%	9.44%	10.03%	9.05%	7.39%
Interest-bearing deposit cost	3.74%	4.72%	4.20%	2.64%	1.66%
Borrowing cost	4.04%	7.56%	7.41%	5.64%	4.06%
Net interest margin	3.49%	5.36%	6.37%	6.78%	5.98%
Net interest spread	3.04%	4.61%	5.68%	6.24%	5.59%
Efficiency ratio	94.41%	63.28%	59.31%	60.31%	60.76%
SBA Loan Servicing:
SBA excess servicing asset	$4,966	$5,350	$8,288	$8,169	$7,586
SBA I/O strip receivable asset	6,983	6,599	13,215	22,068	24,680

Total SBA servicing asset	$11,949	$11,949	$21,503	$30,237	$32,266

SBA servicing-fee income	$6,131	$7,137	$9,077	$10,265	$8,738
SBA servicing-asset fair value adjustment	(4,511)	(11,180)	—	—	—
SBA servicing-asset amortization	—	—	(11,487)	(7,492)	(6,120)
SBA servicing-guarantee fee to SBA	(331)	(262)	(205)	(135)	(118)

SBA servicing-net servicing income	$1,289	$(4,305)	$(2,615)	$2,638	$2,500

Loan Sales:
SBA 7(a) sales – guaranteed	$95,765	$89,820	$114,589	$108,912	$146,881
SBA 7(a) guaranteed-sales gain	2,812	4,299	5,948	5,113	8,795
SBA 7(a) sales – unguaranteed	$—	$13,543	$20,556	$37,011	$35,365
Unguaranteed SBA 7(a) sales gain	—	1,510	3,443	6,510	6,361
SBA Broker referral income	$919	$4,154	$3,056	$2,492	$2,506
Mortgage Broker referral income	174	951	1,258	898	963
Employee Related:
Full time employees	261	296	299	260	229
Part time employees	25	29	18	21	16
Full time equivalent employees	277	316	312	275	238
Salary continuation plan expense (income)	$(2,948)	$1,506	$654	$723	$1,085
CSV life insurance balance	$30,999	$28,034	$24,036	$17,591	$9,594
CSV Life insurance income	$1,274	$1,152	$888	$605	$378
CSV Life insurance expense	(159)	(154)	(143)	(98)	(61)

Net Life insurance income	$1,115	$998	$745	$507	$317

The following table sets forth our company’s unaudited results of operations for the four quarters ended in 2008 and 2007. The only component of other comprehensive income is the change in net unrealized gain (loss) on investment securities available-for-sale after tax effects.

	For the Quarters Ended in 2008
	March 31,	June 30,	September 30,	December 31,
Interest income	$25,929	$22,849	$22,440	$21,509
Interest expense	12,433	10,832	10,909	11,018

Net interest income	13,496	12,017	11,531	10,491
Provision for loan losses (1)	2,200	5,300	7,550	63,382
Non-interest income (2)	2,751	2,792	2,230	(5,837)
Non-interest expense (3)	11,645	13,163	11,977	9,922

Income (loss) before income tax expense	2,402	(3,654)	(5,766)	(68,650)
Income tax expense (benefit) (4)	944	(1,643)	(2,158)	(13,772)

Net income (loss)	$1,458	$(2,011)	$(3,608)	$(54,878)

Total comprehensive income (loss)	$1,458	$(2,096)	$(3,580)	$(54,951)
Basic earnings (loss) per share	$0.14	$(0.20)	$(0.36)	$(5.46)
Diluted earnings (loss) per share	$0.14	$(0.20)	$(0.36)	$(5.46)
Dividends declared	$0.04	$0.04	$0.04	$ N/A

	For the Quarters Ended in 2007
	March 31,	June 30,	September 30,	December 31,
Interest income	$28,360	$29,904	$29,058	$28,293
Interest expense	12,110	12,850	12,541	12,482

Net interest income	16,250	17,054	16,517	15,181
Provision for loan losses	415	—	1,055	3,130
Non-interest income	3,938	6,117	1,520	4,813
Non-interest expense	12,664	14,317	12,641	12,282

Income before income tax expense	7,109	8,854	4,341	5,212
Income tax expense	2,930	3,603	1,746	2,098

Net income	$4,179	$5,251	$2,595	$3,114

Total comprehensive income	$—	$—	$—	$—
Basic earnings per share	$0.39	$0.49	$0.25	$0.31
Diluted earnings per share	$0.38	$0.47	$0.25	$0.30
Dividends declared	$ N/A	$0.04	$0.04	$0.04

(1)	The increase in provision for loan losses in the fourth quarter of 2008 is due to significant deterioration in the loan portfolio in the fourth quarter as there was an increase in both impaired and classified loans. Furthermore, the severity of losses on construction loans increased, which indicated that the economic conditions were worsening, requiring us to provide for probable incurred losses.

(2)	The negative non-interest income in the fourth quarter of 2008 is primarily due to losses taken on other real estate owned, which consistent with Note 1 above, is due to a weakening of the economy and downward pressure on prices of housing and other real estate collateral that we have foreclosed upon. Furthermore, the company recorded a $5.1 million provision for fair value adjustment on loans held for sale during the quarter.

(3)	The decrease in our non-interest expense for the fourth quarter of 2008 is due primarily to the reversal of expense of $3.8 million on the salary continuation plan related to former executive officers who left our company in that quarter.

(4)	The effective tax rate in the forth quarter of 2008, reflects an adjustment to recognize a valuation allowance on deferred taxes of $14.3 million.

ITEM 7.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion, as well as other provisions within this report, are intended to provide additional information regarding the significant changes and trends in our Financial Condition, Statements of Income, Funds Management, and Capital Planning. Statements made in this report that state our intentions, beliefs, expectations or predictions of the future are forward-looking statements. Our actual results could differ materially from those projected in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained elsewhere in this report and our other filings made with the SEC. Copies of such filings may be obtained by contacting us or accessing our filings at www.sec.gov. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the

Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of invoking these safe harbor provisions. See “Cautionary Statement for Purposes of the “Safe Harbor” Provision of the Private Securities Litigation Reform Act of 1995,” on the pages immediately following the table of contents in connection with “forward looking” statements included in this report.

The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of Temecula Valley Bancorp Inc and Temecula Valley Bank. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes presented elsewhere in this report.

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

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America and general practices within the banking industry. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Significant accounting policies followed by our company are presented in Note A to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. See Note A to the consolidated financial statements “Summary of Significant Accounting Policies.”

The following is a summary of the more judgmental and complex accounting estimates and principles. In each area, we have identified the variables most important in the estimation process. We have used the best information available to make the estimations necessary to value the related assets and liabilities. Actual performance that differs from our estimates and future changes in the key variables could change future valuations and impact net income.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses established through charges to earnings in the form of a provision for loan losses. Loan losses are charged against the allowance when we believe the uncollectibility of a loan balance is confirmed. Subsequent recoveries are credited to the allowance.

Quarterly detailed reviews are performed to identify the risks inherent in the loan portfolio, assess the overall quality of our loan portfolio and the related provision for loan losses to be charged to expense. Our analysis considers general factors such as evaluation of collateral securing the credit, changes in lending policies and procedures, economic trends, loan volume trends, changes in lending management and staff, trends in delinquencies, nonaccruals and charge-offs, changes in loan review and Board oversight, the effects of competition, legal and regulatory requirements, and factors inherent to each loan pool. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged-off. A detailed discussion of our allowance for loan loss methodology can be found in “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Allowance for Loan Losses.”

Loans Held-for-Sale

SBA loans, originated and intended for sale in the secondary market, are carried at the lower of cost or estimated fair value in the aggregate, by loan type. Net unrealized losses are recognized through a valuation allowance by charges to income. For the year ended December 31, 2008, the Company recorded a valuation allowance of $5.1 million and realized losses of $1.1 million which reduced the valuation allowance. The valuation allowance relates to our holding of approximately $163 million of SBA 504 loans. No valuation allowance is recognized for our holding of SBA 7(a) loans of approximately $117 million at December 31, 2008. For the year ended December 31, 2007 and 2006 there was no valuation allowance.

Other Real Estate Owned

Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at the lesser of the outstanding loan balance or the fair value at the date of foreclosure minus estimated costs to sell. Any valuation adjustments required at the time of foreclosure are charged to the allowance for loan losses. After foreclosure, the properties are carried at the lower of carrying value or fair value less estimated costs to sell. Any subsequent valuation adjustments, operating expenses or income, and gains and losses on disposition of such properties are recognized in current operations. The valuation allowance is established based on our historical realization of losses and adjusted for current market trends.

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

Under the fair value measurement method, we measured servicing rights at fair value at each reporting date and report changes in fair value of servicing rights in earnings in the period in which the changes occur, and the changes in fair value are included with Servicing Income (Loss) on the income statement. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and estimated and actual discount rates.

Prior to January 1, 2007, all servicing rights were measured using the amortization method which required servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Additionally, prior to January 1, 2007, servicing rights were evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment was determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment was recognized through a valuation allowance for an individual grouping, to the extent that fair value was less than the carrying amount. If we later determined that all or a portion of the impairment no longer existed for a particular grouping, a reduction of the allowance may have been recorded as an increase to income.

Servicing fee income which is reported on the income statement as Servicing Income (Loss) is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of servicing rights was netted against loan servicing fee income for the year ended December 31, 2006.

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

Stock-Based Compensation

Our company has three fixed stock option plans that includes both incentive and nonqualified stock options, and authorizes the issuance of stock options to salaried employees and non-employee directors.

We adopted the provisions of SFAS No. 123R, effective January 1, 2006, using the modified prospective method and began recording compensation expense associated with stock-based awards in accordance with SFAS No. 123R. SFAS

No. 123R requires all share-based payments to be recognized as compensation expense through the income statement based on their fair values at issue date. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. Future levels of compensation cost recognized related to stock-based compensation awards may be impacted by new awards, forfeitures and/or modifications of existing awards.

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

We adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes”, as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on our financial statements.

Results of Operations

Net Income (Loss)

Our net income (loss) and basic and diluted earnings (loss) per share for the years ended December 31, 2008, 2007, and 2006 are as follows:

•	For 2008, net loss was $59.0 million or $(5.87) per basic and diluted share.

•	For 2007, net income was $15.1 million or $1.45 per basic share and $1.41 per diluted share.

•	For 2006, net income was $16.9 million or $1.83 per basic share and $1.73 per diluted share.

2008 compared to 2007 analysis. The decrease in 2008 when compared to 2007 was primarily the result of an increase in the loan loss provision of $73.8 million and a decrease in net interest income of $18.1 million due to a lower net interest margin caused by rapid declines in interest rates and high levels of non-accrual loans.

2007 compared to 2006 analysis. In 2007 we sold $89.8 million of the guaranteed portion and $13.5 million of the unguaranteed portion of SBA 7(a) loans, which added $4.3 million and $1.5 million, respectively, to revenue, compared to $114.6 million of the guaranteed portion and $20.6 million of the unguaranteed portion of SBA 7(a) loans in 2006, which added $5.9 million and $3.4 million, respectively, to revenue.

Our return on average assets and return on average equity for the years ended December 31, 2008, 2007, and 2006 are as follows:

•	For 2008, return on average assets was (4.07)%; return on average equity was (71.79)%.

•	For 2007, return on average assets was 1.16%; return on average equity was 14.18%.

•	For 2006, return on average assets was 1.64%; return on average equity was 23.89%.

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

2008 compared to 2007 analysis. Net interest income was $47.5 million in 2008, compared to $65.6 million in 2007.

Our net interest margin was 3.49% in 2008, compared to 5.36% in 2007. In a decreasing rate environment, the net interest margin will compress due to longer term, higher rate time deposits maturing and repricing at a slower pace than the loan portfolio which is mostly tied to the prime rate. The yield on interest-earning assets decreased by 263 basis points for 2008 as compared to the same period in 2007 and the cost of interest-bearing liabilities decreased by 106 basis points for the same periods.

The following is a summation of various yields for interest-earning assets and interest-bearing liabilities at December 31, 2008, and 2007:

•

Yield on loans decreased 262 basis points to 6.92% for 2008, compared to 9.54% for 2007 as a result of the rapid Federal Reserve Bank rate decreases as well as the reversal of interest income on loans placed on nonaccrual status. The placement of loans on nonaccrual status resulted in approximately $4.2 million of reversed interest income in 2008.

•

Yield on investments, which include interest-bearing deposits, securities and federal funds sold, decreased 220 basis points to 2.98% for 2008, compared to 5.18% for 2007. The decrease is a result of a decrease in interest rates.

•	Cost of interest-bearing deposits decreased 98 basis points to 3.74% for 2008, compared to 4.72% for 2007 as a result of the decreasing interest rate environment.

•

Cost of borrowings, which include federal funds purchased, Federal Reserve Bank discount window advances, Federal Home Loan Bank advances and junior subordinated debt borrowings, decreased 352 basis points to 4.04% for 2008, compared to 7.56% for 2007. Contributing to the change in the cost of borrowings were the increases in the average balances of the Federal Reserve Bank discount window advances and the Federal Home Loan Bank advances, coupled with the decreasing interest rate environment which was offset by the fixed rate junior subordinated debt issued in January 2008 was at a higher rate.

2007 compared to 2006 analysis. Net interest income was $65.6 million in 2007, compared to $59.8 million in 2006. The growth in net interest income has been achieved as a result of strong asset mix, which consists primarily of loans at variable rates, as well as growth of our loan portfolio. Our net interest margin was 5.36% in 2007, compared to 6.37% in 2006. In the initial cycle of a flat rate environment following a rising rate environment, the net interest margin will slightly compress due to longer term, lower rate time deposits maturing and repricing at a higher rate. Although the yield on interest-earning assets decreased by 59 basis points for 2007, the yield on interest-bearing liabilities increased by 48 basis points for the same period.

The following is a summation of various yields for interest-earning assets and interest-bearing liabilities at December 31, 2007, and 2006:

•	Loans produced a yield of 9.54% in 2007, and 10.12% in 2006. The decrease in loan yields has been the result of a decreasing interest rate environment and higher nonaccrual loans.

•

Yield on investments, which include interest-bearing deposits, securities and federal funds sold, increased to 5.18% in 2007, compared to 5.03% in 2006. The increase is a result of an increase in the average federal funds rate from 5.03% in 2006 to 5.12% in 2007.

•	Total interest-earning assets yielded 9.44% in 2007, compared to 10.03% in 2006.

•

Cost of interest-bearing deposits increased to 4.72% in 2007, compared to 4.20% in 2006. The increase is the result of the growth in higher rate interest-bearing deposits compared to the other interest-bearing deposits.

•

Cost of borrowings, which include federal funds purchased, Federal Home Loan Bank advances and junior subordinated debt borrowings, increased to 7.56% in 2007, compared to 7.41% in 2006. Contributing to the change in the cost of borrowings was the slight increase in the junior subordinated debt average balance as a result of the issuance of Temecula Valley Statutory Trust V, issued in September of 2006.

Our goal is to maintain at least 90% of our assets as interest-earning assets. For 2008, our average interest-earning assets to total average assets were 93.50%, compared to 94.04% for 2007, and 91.21% for 2006.

The following table shows average balances with corresponding interest income and interest expense as well as average yield and cost information for the last three years. Average balances are derived from daily balances, and nonaccrual loans are included as interest-bearing loans for the purposes of these tables.

	Average Balances with Rates Earned and Paid
	Year ended December 31,
	2008			2007			2006
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
	(dollars in thousands)
Assets
Interest-bearing deposits	$1,557	$51	3.27%	$593	$31	5.23%	$54	$3	5.56%
Securities (1)	24,997	742	2.96%	2,105	124	5.89%	381	19	4.99%
Federal Funds Sold	8,091	241	2.97%	24,815	1,270	5.12%	16,497	829	5.03%

Total Investments	34,645	1,034	2.98%	27,513	1,425	5.18%	16,932	851	5.03%
Total Loans (2)	1,322,286	91,693	6.92%	1,196,849	114,190	9.54%	922,264	93,378	10.12%

Total Interest Earning Assets	1,356,931	92,727	6.81%	1,224,362	115,615	9.44%	939,196	94,229	10.03%

Allowance for Loan Loss	(20,132)			(12,848)			(10,311)
Cash & Due From Banks	13,045			12,527			24,286
Premises & Equipment	5,534			5,413			5,173
Other Assets	95,855			72,478			71,310

Total Assets	$1,451,233			$1,301,932			$1,029,654

Liabilities and Shareholders’ Equity
Interest Bearing Demand	$32,269	48	0.15%	$31,543	47	0.15%	$31,161	47	0.15%
Money Market	92,709	1,686	1.81%	119,922	4,445	3.71%	83,672	2,727	3.26%
Savings	26,916	130	0.48%	29,460	127	0.43%	31,685	122	0.39%
Time Deposits under $100,000	553,947	23,087	4.16%	404,244	20,579	5.09%	293,909	13,876	4.72%
Time Deposits $100,000 or more	366,469	15,282	4.16%	410,680	21,794	5.31%	315,346	14,942	4.74%
Federal Funds Purchased	505	16	3.16%	68	—	0.00%	—	—	0.00%
Federal Reserve Bank, Discount Window Advance	16,796	263	1.56%	—	—	0.00%	—	—	0.00%
Federal Home Loan Bank Advance	49,270	710	1.44%	2,009	95	4.73%	4,784	242	5.06%
Junior Subordinated Debt	55,923	3,970	7.08%	37,483	2,896	7.73%	32,122	2,493	7.76%

Total Interest Bearing Liabilities	1,194,804	45,192	3.77%	1,035,409	49,983	4.83%	792,679	34,449	4.35%

Non-interest Demand Deposits	136,952			144,317			154,473
Other Liabilities	37,240			15,704			11,683
Shareholders’ Equity	82,237			106,502			70,819

Total Liabilities and Shareholders’ equity	$1,451,233			$1,301,932			$1,029,654

Net Interest Income		$47,535			$65,632			$59,780

Interest Spread (3)			3.04%			4.61%			5.68%

Net Interest Margin (4)			3.49%			5.36%			6.37%

(1)	There are no tax exempt investments in any of the reported years.

(2)	Average balances are net of deferred fees/costs that are amortized to interest income over the term of the respective loan.

(3)	Net interest spread is the yield earned on interest earning assets less the rate paid on interest bearing liabilities.

(4)	Net interest margin is the net interest income divided by the interest earning assets.

The following table shows a comparison of interest income and interest expense as the result of changes in the volumes and rates on average interest-earning assets and average interest-bearing liabilities for the years indicated.

	Rate/Volume Analysis
	Increase/Decrease in Net Interest Income
	Year Ended December 31
	2008			2007
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Assets
Due From Banks-Time	$51	$(31)	$20	$27	$1	$28
Securities (1)	1,353	(735)	618	86	19	105
Federal Funds Sold	(855)	(174)	(1,029)	418	23	441

Total Investments	548	(939)	(391)	531	43	574
Total Loans (2)	12,313	(34,810)	(22,497)	28,071	(7,259)	20,812

Total Interest Earning Assets	$12,862	$(35,750)	$(22,888)	$28,602	$(7,216)	$21,386

Liabilities and Shareholders’ Equity
Interest Bearing Demand	1	—	1	1	(1)	—
Money Market	(999)	(1,760)	(2,759)	1,181	537	1,718
Savings	(11)	14	3	(9)	14	5
Time Deposits under $100,000	7,698	(5,190)	2,508	5,209	1,494	6,703
Time Deposits $100,000 or more	(2,293)	(4,219)	(6,512)	4,517	2,335	6,852
Federal Funds Purchased	—	16	16	—	—	—
Federal Reserve Bank, Discount Window Advance	—	263	263	—	—	—
Federal Home Loan Bank Advance	2,241	(1,626)	615	(140)	(7)	(147)
Junior Subordinated Debt	1,437	(363)	1,074	416	(13)	403

Total Interest Bearing Liabilities	8,074	(12,865)	(4,791)	11,175	4,359	15,534

Net Interest Income	$4,787	$(22,884)	$(18,097)	$17,427	$(11,575)	$5,852

(1)	There are no tax exempt investments in any of the reported years.

(2)	Average balances are net of deferred fees/cost that are amortized to interest income over the term of the respective loan.

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

During 2008, the SFAS 5 component of the allowance for loan losses was adjusted upwards as part of our company’s review of the calculation. The increases in the factors are primarily related to an increase in the net nonperforming loans and an increase in net charge-offs and a severe weakening of economic conditions. Net nonperforming loans increased to $111.4 million as of December 31, 2008, compared to $20.6 million as of December 31, 2007, and $8.9 as of December 31, 2006. Net charge-offs to average total loans increased to 3.25% as of December 31, 2008, compared to 0.09% as of December 31, 2007, and 0.02% as of December 31, 2006.

The provision was $78.4 million in 2008, $4.6 million in 2007, and $3.7 million in 2006. The allowance, as a percentage of gross loans outstanding net of deferred fees was 4.69% as of December 31, 2008, 1.56% as of December 31,

2007, and 1.29% as of December 31, 2006. The provision for loan losses was increased in 2008 to cover the increase in loans outstanding, and to cover probable incurred losses in the loan portfolio commensurate with losses expected based on the general economic conditions in the markets we serve.

Non-Interest Income

Non-interest income is an important revenue source for us. Non-interest income consists of service charges and fees, gain on sale of loans and other assets, and loan servicing, broker and other loan related income.

2008 compared to 2007 analysis. Non-interest income was $1.9 million in 2008, compared to $16.4 million in 2007. The primary contributors to the decrease in non-interest income from 2007 to 2008 were the decreases of gains on sale of loans, provision for fair value adjustment on loans held for sale, loss on OREO, and decreases in loan broker income, offset by an increase in servicing income.

•

Gains on sale of loans was $3.2 million in 2008, compared to $10.1 million in 2007, a $6.9 million decrease. The decrease in gain on sale of loans is the result of lower premiums on SBA 7(a) loan sales, coupled with lower volume of SBA 7(a) and SBA 504 loan sales. In addition, we delayed the sale of some loans during the second half of 2008 as a result of the low premiums being offered by brokers resulting from the dislocations in the national credit market. Historically, premiums were approximately between the ranges of 4% to 10%, however premiums were approximately at par to 4% range at the end of 2008. We expect to increase loan sales volume when the offered premiums reach levels that are closer to historical levels, however we may be required to sell earlier as liquidity needs mandate.

•

The provision for fair value adjustment on loans held for sale was recognized in light of the severe turmoil in the secondary markets and our inability to sell SBA 504 loans to CDCs in the latter part of 2008. The illiquid market caused longer holding periods, while the severe economic climate left us to hold loans that were prone to default in a failing economy. Consequently, we recognized impairment on specific loans. Further declines were determined based on approximately $7.0 million of loan sales that were sold at a loss subsequent to year end.

•

Loss on OREO was $3.6 million in 2008, compared to $29 thousand in 2007, a $3.6 million increase. The loss is primarily a result of the OREO write-downs and losses on sales totaling $3.6 million in 2008 which has been caused by a weakening of the real estate market in the communities we serve. We anticipate further foreclosures in 2009 and depending on real estate market conditions during any holding period, we may incur continued OREO losses. Further, our liquidity needs may necessitate a sale at prices lower than otherwise anticipated.

•	Loan broker income was $1.1 million in 2008, compared to $5.1 million in 2007, a $4.0 million decrease. The decrease is a result of lower volume in 2008 compared to 2007.

•

Servicing income was $1.3 million in 2008, compared to a loss of $4.3 million in 2007, a $5.6 million increase. The servicing income was negative for 2007 as a result of adjusting the fair value of the servicing and I/O assets to account for higher discount rates, coupled with higher prepayments in our SBA loan portfolio. For 2008, the discount rates and prepayments stabilized and the servicing income improved because fair value adjustments were not as severe as in 2007. The fair value adjustment was a loss of $4.5 million in 2008, compared to a loss of $11.2 million in 2007.

2007 compared to 2006 analysis. Non-interest income was $16.4 million in 2007, compared to $19.4 million in 2006. The primary contributor to the decrease in non-interest income from 2006 to 2007 was the decrease in gain on sale of loans as a result of lower premiums on SBA 7(a) loan sales, coupled with lower volume of SBA 7(a) and SBA 504 loan sales.

The following table summarizes the components of non-interest income as of December 31, 2008, 2007, and 2006.

	Analysis of Changes in Non-Interest Income
		Increase/Decrease			Increase/Decrease
	2008	Amount	%	2007	Amount	%	2006
	(dollars in thousands)
Service charges and fees	$615	$11	2%	$604	$(14)	(2%)	$618
Gain on loan sales	3,203	(6,921)	(68%)	10,124	(3,041)	(23%)	13,165
Provision for fair value adjustment on loans held for sale	(5,117)	(5,117)	(100)%	—	—	—	—
Gain (Loss) on Other Assets and Other Real Estate Owned	(3,682)	(3,657)	14632%	(25)	(92)	137%	67
Servicing income	1,289	5,594	(130%)	(4,305)	(1,690)	65%	(2,615)
Loan broker income	1,093	(4,011)	(79%)	5,104	790	18%	4,314
Loan Related Income	1,875	(845)	(31%)	2,720	504	23%	2,216
Cash Surrender Value of Life Insurance	1,274	122	11%	1,152	264	29%	888
Other income	1,386	372	37%	1,014	223	28%	791

Total	$1,936	$(14,452)	(88%)	$16,388	$(3,056)	(16%)	$19,444

The following table summarizes the gain on sale of loans and other assets as of December 31, 2008, 2007, and 2006.

	Gain on Sale of Loans / Assets
	2008	2007	2006
	(dollars in thousands)
SBA 7(a) Unguaranteed Sales	$—	$1,510	$3,443
SBA 7(a) Guaranteed Sales	2,812	4,294	5,948
1st Trust Deed Sales	—	2,064	—
SBA 504 Sales	404	905	1,278
Other Loan Related	(13)	1,351	2,496
REO Gain (Loss)	(3,618)	(9)	75
Fixed Assets	(64)	(16)	(8)

Total	$(479)	$10,099	$13,232

Most SBA 7(a) guaranteed loans sold in the secondary market currently garner a cash premium over par, whereas par loan sales carry a higher servicing rate and provide higher values for interest only strips. At December 31, 2008, we were servicing approximately $385.7 million of the guaranteed portion of 7(a) loans previously sold with a weighted-average servicing rate of 1.69%, compared to $374.4 million and 1.69%, respectively for the same period in 2007 and $399.9 million and 2.01%, respectively for the same period in 2006.

The following table summarizes components of the SBA servicing income as of December 31, 2008, 2007, and 2006.

	SBA Servicing Income
	2008	2007	2006
	(dollars in thousands)
SBA Servicing Income	$6,131	$7,137	$9,077
SBA Servicing Guarantee Fee	(331)	(262)	(205)
SBA Servicing Excess Amortization	—	—	(11,487)
SBA Servicing Fair Value	(4,511)	(11,180)	—

Total	$1,289	$(4,305)	$(2,615)

Non-Interest Expense

Non-interest expenses consist of salaries and benefits, occupancy, furniture and equipment, data processing, marketing, professional costs such as legal and auditing, regulatory fees, travel and entertainment, loan related, office and other expenses. These expenses are reviewed and controlled to maintain cost effective levels of operation.

2008 compared to 2007 analysis. Non-interest expense was $46.7 million in 2008, compared to $51.9 million in 2007. The variances were as follows:

•

Salaries and benefits were $24.7 million in 2008, compared to $33.6 million in 2007, an $8.9 million decrease. The decrease in salaries and benefits is primarily the result of a reduction in full-time equivalent employees, a reduction of $286 thousand in temporary help expense, a reduction of $1.9 million in bonus expense, and the reversal of $3.8 million of retirement benefits and deferred compensation for former executives that resigned during 2008.

The table below sets forth information concerning our total number of employees, our total number of full-time equivalent and our total number of full time employees for the periods indicated:

	December 31, 2008	December 31, 2007
Number of employees	286	325
Number of full-time equivalent (1)	277	316
Number of full-time	261	296

(1)	Full-time equivalent (“FTE”) is defined as the number of total hours worked divided by the maximum number of compensable hours in a work year. For example, if the work year is defined as 2,080 hours, then one employee occupying a paid full time job all year would consume one FTE. Two employees working for 1,040 hours each would consume one FTE between the two of them.

•

Loan collection expenses were $2.8 million for 2008, compared to $366 thousand in 2007, a $2.4 million increase. The increase is primarily due to increases in loan collection expenses associated with non-accrual loans and legal costs related to foreclosures. Loan collection expenses in 2009 are anticipated to be at levels similar to, or possibly higher than 2008.

•

Other real estate owned expenses were $2.2 million for 2008, compared to no expense in 2007. The expenses are related to our OREO inventory of $33.7 million as of December 31, 2008. We had no OREO inventory in 2007. Given the increased level of our OREO inventory, management expects that expenses related to other real estate owned will continue to significantly impact our non-interest expense. Furthermore, our bank established a valuation allowance on OREO in the amount of $1.5 million at December 31, 2008.

•

Regulatory assessments were $1.2 million for 2008, compared to $765 thousand in 2007. Based on the state of the current banking environment as well as our own financial condition, we anticipate regulatory assessments to increase in 2009 compared to 2008.

2007 compared to 2006 analysis. Non-interest expense was $51.9 million in 2007, compared to $47.0 million in 2006. The variances were as follows:

•

Salaries and benefits were $33.6 million in 2007, compared to $32.0 million in 2006. The increase in salaries and benefits is a result of the expansion of the Risk Management, Information Technology, and Appraisal Departments as well as the addition of the Solana Beach, Ontario, and San Marcos branches, the Inland Empire loan production unit, and the SBA unguaranteed purchase program, and growth of the SBA wholesale lending unit. Included in the salaries and benefits expense in 2007 is $806 thousand and in 2006 is $1.1 million for stock-based compensation for all share-based payments as a result of the adoption of SFAS No. 123R.

•

Occupancy expense was $3.2 million in 2007, compared to $3.0 million in 2006. Furniture and equipment expense was $1.9 million in 2007, compared to $1.7 million in 2006. Contributing to these increases are the costs related to the opening of the San Marcos branch in 2007, the Solana Beach and Ontario branches in latter part of 2006, of which occupancy expense was recorded for a full year in 2007.

•

Legal and professional expenses were $1.4 million in 2007 and $1.1 million in 2006. The increase in legal and professional expenses from 2006 to 2007 is the result of increased external and internal audit fees related to Sarbanes-Oxley compliance, and legal fees associated with employment agreements, stock repurchases, and our employee stock option program.

•

Regulatory assessments were $765 thousand in 2007, compared to $185 thousand in 2006. In November 2006, the Federal Deposit Insurance Corporation (“FDIC”) finalized a rule intended to match an institution’s deposit insurance premium to the risk an institution poses to the deposit insurance fund. The final regulations adopt a new base schedule of rates that the FDIC Board could adjust up or down, depending on the revenue needs of the insurance fund. During the third quarter of 2007, we were assessed at the new deposit insurance rate retroactive to March 31, 2007.

•	Loan related expenses were $3.1 million in 2007, compared to $2.4 million in 2006. The increase in loan related expense is a result of the continued growth in our loan portfolio.

The following table summarizes the non-interest expense as of December 31, 2008, 2007, and 2006:

	Analysis of Changes in Non-Interest Expense
		Increase/Decrease			Increase/Decrease
	2008	Amount	%	2007	Amount	%	2006
	(dollars in thousands)
Salaries and employee benefits	$24,675	$(8,882)	(26%)	$33,557	$1,568	5%	$31,989
Occupancy of premises	3,587	368	11%	3,219	184	6%	3,035
Furniture and equipment	1,837	(92)	(5%)	1,929	210	12%	1,719
Data processing	1,477	96	7%	1,381	116	9%	1,265
Marketing and Business Promotion	720	(456)	(39%)	1,176	205	21%	971
Legal and Professional	1,299	(88)	(6%)	1,387	244	21%	1,143
Regulatory Assessments	1,181	416	54%	765	580	314%	185
Travel & Entertainment	634	(441)	(41%)	1,075	(50)	(4%)	1,125
Loan Related Expense	2,130	(1,011)	(32%)	3,141	774	33%	2,367
Office Expenses	2,379	(261)	(10%)	2,640	44	2%	2,596
Loan Collection Expenses	2,757	2,391	653%	366	135	58%	231
OREO Expenses	2,150	2,150	100%	—	—	0%	—
OREO Valuation Expense	1,452	1,452	100%	—	—	0%	—
Other Expenses	429	(840)	(66%)	1,269	904	247%	365

Total	$46,707	$(5,198)	(11%)	$51,905	$4,914	10%	$46,991

Income Taxes

The provision for income tax expense (benefit) totaled $(16.6) million for 2008, $10.4 million for 2007, and $11.7 million for 2006, representing (21.98)%, 40.67%, and 40.80%, respectively, of pre-tax income for those periods. As a result of the reduction in year-to-date pre-tax book income for 2008, when compared to the same period in 2007 and 2006 our federal statutory rate was reduced from 35% to 34% of pre-tax book income. During the third quarter of 2008 we recorded a $300,000 increase to the tax provision and decrease in deferred tax asset to account for the statutory tax rate change. The $16.6 million benefit recorded in 2008 is net of $14.3 million deferred tax valuation adjustment.

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

Financial Condition

General

As of December 31, 2008, total assets increased 15% to $1.51 billion, compared to $1.32 billion as of December 31, 2007. Total gross loans increased to $1.38 billion as of December 31, 2008, or 12%, compared to $1.23 billion as of December 31, 2007. Deposits increased 12% to $1.29 billion as of December 31, 2008, compared to $1.16 billion as of December 31, 2007.

Assets

Total assets increased $194.9 million, or 15% to $1.51 billion at December 31, 2008, compared to $1.32 billion at December 31, 2007. The increase was primarily due to the increases in loans, investment securities and other real estate owned.

Total loans and loans held-for-sale, excluding deferred loan fees and allowance for loan loss, were $1.37 billion at December 31, 2008, compared to $1.23 billion at December 31, 2007, a 12% increase. Much of the increase is due to increases in SBA loans. Our loan portfolio composition is primarily commercial, construction, SBA, and real estate secured loans. SBA loans, of which we are an active originator, consisting of both commercial and real estate loans, comprise approximately 30% of loans outstanding at December 31, 2008 and 23% at December 31, 2007. Approximately 91% of the loan portfolio is in real estate secured loans as of December 31, 2008, compared to 92% and 94% for comparable periods in 2007 and 2006, respectively.

The allowance for loan losses was $51.5 million at December 31, 2008, compared to $16.0 million at December 31, 2007. Net charge-offs were $42.9 million in 2008 and $1.1 million in 2007. The provision for loan losses was $78.4 million in 2008 and $4.6 million in 2007. The allowance, as a percentage of gross loans outstanding net of deferred fees was 4.69% and 1.56% at December 31, 2008 and 2007, respectively.

At December 31, 2008, the SBA servicing asset was $5.0 million, the SBA I/O strip receivable was $7.0 million, and the cash surrender value of life insurance was $31.0 million. At December 31, 2007, the SBA servicing asset was $5.4 million, the SBA I/O strip receivable was $6.6 million, and the cash surrender value of life insurance was $28.0 million.

Loan Portfolio

Loan demand in 2008 resulted in a 40% increase in commercial loans, a 7% decrease in construction lending, an 8% increase in real estate lending, and a 47% increase in SBA loans. We originated brokered loans, totaling $20.9 million in 2008, compared with $132.3 million in 2007. The servicing portfolio, which consists of SBA loans sold to other investors, was $463.7 million as of December 31, 2008, compared to $447.3 million as of December 31, 2007.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, loans 90 or more days past due and still accruing interest, and OREO.

Nonaccrual loans:

We had $109.8 million of nonaccrual loans as of December 31, 2008, of which $2.9 million was guaranteed by the SBA, compared to $30.9 million of nonaccrual loans as of December 31 2007, of which $10.4 million was guaranteed by the SBA, and $20.4 million of nonaccrual loans as of December 31 2006, of which $11.0 million was guaranteed.

As of December 31, 2008, net real estate construction loans, represent $69.2 million, or 63% of total net nonaccrual loans. Net SBA loans represent $23.8 million or 22% of total net nonaccrual loans, while commercial real estate loans represent $16.1 million, or 15% and commercial loans represent $667 thousand.

Loans 90 days or more past due:

There was $1.5 million of loans 90 days or more past due at December 31, 2008, compared to no loans 90 days or more past due at December 31, 2007, and $140 thousand at December 31, 2006.

Other real estate owned:

There was $33.7 million of OREO at December 31, 2008, of which $4.2 million was guaranteed by the SBA, compared to no OREO at December 31, 2007, and $1.3 million at December 31, 2006, of which $638 thousand was guaranteed by the SBA.

Classified Assets

From time to time, our management has reason to believe that certain borrowers may not be able to repay their loans within the parameters of the present repayment terms, even though, in some cases, the loans are current at the time. These loans are graded in the classified loan grades of “substandard” or “doubtful” or “loss” and include most nonperforming loans. Each classified loan is monitored at least monthly and more frequently, as necessary. Classified assets, net of government guarantees, (loans graded as substandard or lower) at December 31, 2008, 2007, and 2006 were $157.4 million, $44.2 million, and $19.5 million, respectively.

Risk Management

The investment of our funds is primarily in loans, where a greater degree of risk is normally assumed, than in other forms of investments. Sound underwriting of loans and continuing evaluations of the underlying collateral and performance of our borrowers are an integral part in the maintenance of a high level of quality in our total assets. Net loan charge-offs for the year ended December 31, 2008 were $42.9 million, or 3.25% of average gross loans outstanding, compared to $1.1 million, or 0.09% of average gross loans outstanding for the year ended December 31, 2007, and $167 thousand, or 0.02% of average gross loans outstanding for the year ended December 31, 2006

Allowance for Loan Losses

Risks and uncertainties exist in all lending transactions and loss allocations have been established for each loan category. These allocations are based upon loan type and loan classification, as well as market conditions for the underlying real estate and other collateral, trends in the real estate market, economic uncertainties, and other risks where it is probable that losses may be incurred. In general, there are no loss allocations established for the government guaranteed portion of loans.

As of December 31, 2008, the balance in the allowance for loan losses was $51.5 million, compared to $16.0 million as of December 31, 2007, and $12.5 million as of December 31, 2006. The allowance for loan losses was 4.69% of total gross loans net of deferred fees as of December 31, 2008, 1.56% as of December 31, 2007, and 1.29% as of December 31,

2006. The allowance for loan losses as a percentage of gross nonaccrual loans was 45.72% as of December 31, 2008, compared to 51.79% as of December 31, 2007, and 65.48% as of December 31, 2006. The allowance for loan losses to nonperforming loans, net of government guarantees was 45.72% as of December 31, 2008, compared to 77.94% as of December 31, 2007, and 142.46% as of December 31, 2006.

The provision for loan losses charged to operations reflects management’s judgment of the allowance for loan losses and is determined through quarterly analytical reviews of the loan portfolio, problem loans, and consideration of such other factors as our bank’s loan loss experience, trends in problem loans, concentrations of credit risk, and current economic conditions, as well as the results of our bank’s ongoing credit examination process and that of our regulators. As conditions change, our level of provision for loan loss and allowance for loan losses may change.

During the year ended December 31, 2008, we charged off $42.9 million (net of recoveries) and provided $78.4 million to the provision for loan losses. During the year ended December 31, 2007, we charged off $1.1 million (net of recoveries) and provided $4.6 million to the provision for loan losses. During the year ended December 31, 2006, we charged off $167 thousand (net of recoveries) to the allowance while providing $3.7 million to the provision for loan losses.

Although we believe that we use the best information available to make determinations of the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. For example, further deterioration of real estate values in the markets we serve may occur in 2009. Therefore, collateral dependent loans may incur larger losses than currently anticipated at year-end 2008.

Accounting for the Allowance for Loan Losses

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

Non-homogenous exposures, representing individual credit exposures, are evaluated based upon the borrower’s overall financial condition, resources, and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. The allowance for loan losses attributed to these loans is established via a process that begins with estimates of probable losses in the portfolio based upon the present value of the expected future cash flows discounted in the loan’s contractual effective rate, the secondary market value of the loan and the discounted fair value of collateral. The credit administration review and expertise in analyzing and working out these loans is critical to the accuracy of this process.

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

As of December 31, 2008, there are 16 current and previously employed executives covered by BOLI. The BOLI had a balance of $31.0 million at December 31, 2008, compared to $28.0 million at December 31, 2007, and $24.0 million at December 31, 2006. The total death benefit at December 31, 2008 was approximately $62.3 million. The BOLI earnings in 2008, net of mortality cost, were $1.1 million, compared to $998 thousand in 2007, and $745 thousand in 2006. The net earnings of BOLI are tax-free.

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

The servicing assets represent the present value of the contractual future servicing fee income less the industry standard 40 basis points servicing cost. Therefore, the servicing asset value is based upon the contractual servicing fee of generally 1%, less servicing costs of 40 basis points. When the servicing rate exceeds the contractual servicing fee of 1% for SBA 7(a) loans, the excess over 1% is considered the I/O strip. At December 31, 2008, 2007, and 2006, we had I/O strips of $7.0 million, $6.6 million, and $13.2 million respectively, which approximate fair value. Fair value is estimated by discounting estimated future cash flows from the I/O strips using assumptions similar to those used in valuing servicing assets. In addition, we obtain a third party valuation on a quarterly basis.

The net servicing asset decreased to $5.0 million as of December 31, 2008, compared to $5.4 million as of December 31, 2007, and $8.3 million as of December 31, 2006. The valuation of the servicing asset reflects estimates of the expected life of the underlying loans, which may be adversely affected by higher than expected levels of pay-offs in periods of lower rates or charge-offs in periods of economic difficulty. See the footnotes to the financial statements, found elsewhere in this Annual Report, for further information on servicing assets.

Investment Securities

Our investment policy, as established by our Board of Directors, attempts to provide for and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement our lending activities. Our company’s policies provide the authority to invest in bank-qualified securities, and any investment purchases outside our policy guidelines must be approved by our Board of Directors or committee thereof. Purchases and sales under this limitation and within the guidelines of our policies may be completed at the discretion of our President, Chief Financial Officer or Chief Operating Officer.

At the date of purchase, we are required to classify equity and debt securities into one of three categories: held-to-maturity, trading, or available-for-sale. Investments classified as held-to-maturity are measured at amortized cost in the financial statements and can be so classified only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of sale in the near-term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Investments not classified as either held-to-maturity or trading are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, in a separate component of shareholders’ equity until realized.

Investment Securities, available-for-sale

At December 31, 2008, the fair value of our investment securities available-for-sale totaled $20.3 million. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, securities held as “available-for-sale” are reported at current fair value for financial reporting purposes. The related unrealized gains or losses are recorded, net of income taxes, as accumulated other comprehensive income (loss) in shareholders’ equity.

Investment Securities, held-to-maturity

The following table as of the dates indicated is a comparison of amortized cost and fair value of our FNMA mortgage-backed securities, classified as held-to-maturity. These securities were purchased in November 2006 and July 2007 and mature in 2036 and 2037, respectively.

	Amortized Cost	Fair Value
	(dollars in thousands)
December 31, 2008	$3,168	$3,297
December 31, 2007	$2,981	$3,046
December 31, 2006	$1,019	$1,029

We also had investments in interest-bearing time certificates of deposit at other financial institutions totaling $1.0 million at December 31, 2008 and 2007 and $99 thousand at December 31, 2006.

Other Assets

Premises and equipment, deferred tax assets, accrued interest receivable and other assets are other major components of assets. Following is a summary of these items as of December 31, 2008, 2007 and 2006.

•	Premises and equipment were $5.5 million, $5.3 million, and $5.5 million as of December 31, 2008, 2007, and 2006, respectively.

•

Deferred tax assets were $16.3 million, (net of a valuation allowance of $14.3 million), $12.3 million, and $8.5 million as of December 31, 2008, 2007, and 2006, respectively. Over half of the deferred tax asset is due to the tax deductibility timing difference of the provision for loan loss.

•

Accrued interest was $6.0 million, $6.8 million, and $6.2 million as of December 31, 2008, 2007, and 2006, respectively. The decrease in accrued interest is a result of a general decrease in interest rates and a higher level of loans on non-accrual status as of December 31, 2008, offset by an increase in loans.

•

Income tax receivable increased from $2.0 million at December 31, 2007 to $18.1 million at December 31, 2008. The increase is due to estimated tax payments made in 2008 and an income tax carryback due to the current year net loss.

•

Other assets were $9.6 million, $6.1 million, and $4.6 million as of December 31, 2008, 2007, and 2006, respectively. The increase in other assets is primarily the result of the increases in investments in trust preferred and debt issuance cost as a result of the issuance of trust preferred securities.

Deposits

Sources of Funds

We offer a variety of deposit accounts, having a wide range of interest rates and terms, consisting of demand, savings, money market, and time accounts. We rely primarily on competitive pricing policies, customer service, and referrals to attract and retain these deposits.

Deposits were $1.29 billion at December 31, 2008, compared to $1.16 billion at December 31, 2007, a $134.0 million or 12% increase. Demand deposits decreased $5.8 million, money market and NOW accounts decreased $69.5 million, savings decreased $6.1 million, and certificate of deposits (CD’s) increased $215.4 million. Non interest-bearing demand deposits comprised approximately 10% of deposits at December 31, 2008, compared to 12% at December 31, 2007. The loan to deposit ratio increased to 106.86% at December 31, 2008 from 106.60% at December 31, 2007.

At December 31, 2008, approximately 35% of total deposits had balances of $100,000 or more and none of our customers (excluding brokered deposits) had balances that exceeded 2% of our bank’s deposits. Brokered CD deposits were $361.0 million at December 31, 2008 and $88.2 million at December 31, 2007

Certificates of deposits balances in the Money Desk Department are deposits from other financial institutions. As of December 31, 2008 and 2007 these deposits totaled $119.1 million and $97.6 million.

The following table is a summary of our deposits by type and their percentage of distribution:

	December 31, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Deposit composition:
Non Interest-Bearing Demand	$128,049	10%	$133,867	12%
Money Market and NOW	76,760	6%	146,270	13%
Savings	21,970	2%	28,059	2%
Time Deposits, Under $100,000	755,341	58%	453,272	39%
Time Deposits, $100,000 and Over	312,924	24%	399,603	34%

Total Deposits	$1,295,044	100%	$1,161,071	100%

Borrowings and Junior Subordinated Debt

Borrowings – Our borrowing capacities at the Federal Reserve Bank Discount Window and Federal Home Loan Bank fluctuate with loans and securities balances pledged as collateral. Payments of principal on loans and securities and sales of eligible loans reduce these funding sources. At December 31, 2008, remaining borrowing capacities with the Federal Reserve Bank Discount Window and with the Federal Home Loan Bank were $96.9 million and $1.9 million, respectively. At December 31, 2008 the Federal Reserve Bank Discount Window overnight advance of $13.4 million had a rate of 1.00%, while the Federal Home Loan Bank advance of $88.5 million had a term of two months with a rate of 0.27%.

Junior Subordinated Debt – Pursuant to rulings of the Federal Reserve Board, bank holding companies are permitted to issue long-term subordinated debt instruments called debentures that will, subject to certain conditions, qualify as and, therefore, augment capital for regulatory purposes. The debentures are subordinated to all of our existing and future borrowings. The table below summarizes the terms of each issuance of subordinated debentures at December 31, 2008:

Series	Amount (000’s)	Date Issued	Rate Adjustor	Effective Rate	Maturity Date
Temecula Valley Statutory Trust II	$5,155	September 2003	3-month LIBOR +2.95%	4.82%	2033
Temecula Valley Statutory Trust III	8,248	September 2004	3-month LIBOR +2.20%	3.73%	2034
Temecula Valley Statutory Trust IV	8,248	September 2005	3-month LIBOR +1.40%	3.40%	2035
Temecula Valley Statutory Trust V	12,372	September 2006	3-month LIBOR +1.60%	3.07%	2036
Temecula Valley Statutory Trust VI	22,901	January 2008	Fixed Rate	9.45%	2038

Total	$56,924

On January 17, 2008 we issued $22.9 million of junior subordinated debt at a fixed rate of 9.45%, with $16 million of the net proceeds transferred to our bank as tier 1 capital.

The Federal Reserve has taken the position that mandatory redeemable preferred securities qualify as capital, subject to certain restrictions. At our company level, trust preferred securities can be treated as tier I capital up to 25% of total tier I capital, with the remainder treated as tier II capital; however, no assurance can be given that trust preferred securities will continue to be treated as Tier I capital in the future.

As of December 31, 2008 we have included $13.5 million of the net junior subordinated debt in our Tier I capital for regulatory capital purposes. As of December 31, 2007 we have included $33.0 million of the net junior subordinated debt in our Tier I capital for regulatory capital purposes. At December 31, 2008 approximately $26.9 million of the remaining $41.6 million of the net junior subordinated debt qualified for Tier II capital treatment. At December 31, 2007 the full remaining amount qualified for Tier II capital treatment.

Capital

It is our goal to return to capital levels within the regulatory “well capitalized” category. We update our multiple-year capital plan annually in conjunction with the preparation of the annual budget. Capital levels are always a primary concern of the federal regulatory authorities, and we submit capital plans to them when requested. It is our strategy to maintain an adequate level of capital, which by definition excludes excessive as well as inadequate capital.

Total capital was $46.6 million at December 31, 2008 and $108.0 million at December 31, 2007. For 2008, the $61.3 million, or 57% decrease, consisted of $59.0 million decrease from the net loss, $434 thousand increase on the exercise of stock options, $650 thousand increase for stock-based compensation expense, a reduction of $1.2 million for cash dividends, and a reduction of $2.0 million for the repurchase and retirement of common stock. For 2007, the $4.7 million, or 4.55% increase, consisted of $15.1 million of net income, $2.0 million on the exercise of stock options, $806 thousand of stock-based compensation expense, a reduction of $1.2 million for cash dividends, and a reduction of $12.1 million for the repurchase and retirement of common stock. Our average equity to average assets ratio was 6.75%, 8.18%, and 6.88% at December 31, 2008, 2007, and 2006, respectively.

Whether or not stock dividends, or any cash dividends, will be paid in the future will be determined by our Board of Directors and will be subject to prior regulatory approval after consideration of various factors. In this current economic market, it is unlikely that the payment of dividends will be considered in the near term.

Total risk based capital was 6.69% and tier one leverage capital was 3.49% at December 31, 2008, compared to 10.80% and 10.63% at December 31, 2007.

At the end of 2008, our bank was considered undercapitalized under Federal capital guidelines. Our management considers capital requirements as part of our strategic planning process. The ability to obtain capital is dependent upon the capital markets as well as performance of our company. Our management is currently evaluating strategies to return to “well capitalized” status.

The following tables present the regulatory standards for institutions and the capital ratios for our company and our bank at December 31, 2008, 2007, and 2006.

	Minimum Required for Capital Adequacy Purposes	Actual Ratio December 31,
		2008	2007	2006
Temecula Valley Bancorp
Total risk-based capital	8.00%	6.69%	10.80%	11.90%
Tier 1 risk-based capital	4.00%	3.61%	9.65%	10.49%
Tier 1 leverage	4.00%	3.49%	10.63%	11.42%

	Minimum Required for Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio December 31
			2008	2007	2006
Temecula Valley Bank
Total risk-based capital	8.00%	10.00%	7.49%	10.66%	11.20%
Tier 1 risk-based capital	4.00%	6.00%	6.22%	9.51%	10.23%
Tier 1 leverage	4.00%	5.00%	6.00%	10.48%	11.16%

The consent order that was entered into on February 12, 2009 requires our bank to develop and adopt a capital plan within 90 days calling for the maintenance of the bank’s Tier 1 Leverage Capital ratio above 10% throughout the life of the order. As of March 16, 2009, the bank does not meet this level and will likely not meet this level at the time it finalizes its capital plan for submission to the regulators. It is anticipated that the capital plan will not call for the 10% level upon the submission date to the regulators. Refer to Note B - Regulatory Actions, Business Plan and Going Concern Considerations for the details of our required business plan to address this shortfall. Banking organizations subject to a cease and desist order are not capable of being categorized as well capitalized, regardless of the ratios maintained. Both our bank and our company are considered to be undercapitalized at December 31, 2008. There are no events or conditions that since that date and up to March 16, 2009 that have changed our category.

The annual regulatory safety and soundness exam is currently in process. If the regulators require any changes, such as additional provision for loan losses, the above capital ratios may be negatively affected.

Liquidity Management

Banks are in the business of managing money. Consequently, funds management is essential to the ongoing profitability of a bank. A bank must attract funds at a reasonable rate and deploy the funds at an appropriate rate of return, while taking into account risk factors, interest rates, short- and long-term liquidity positions and profitability needs. Competition from financial institutions seeking to maintain adequate liquidity has placed upward pressure on the rates paid on certain deposit accounts. Recent disruptions in the financial and credit markets have had the effect of decreasing the overall liquidity in the marketplace. As a result, during the third quarter of 2008 three federal funds lines totaling $65 million were closed by our correspondent banking relationships. To offset the decrease in federal funds lines available to us, we created a borrowing capacity at the Federal Reserve Bank Discount Window. Another potential source of liquidity is brokered deposits, however, due to the fact that we are undercapitalized, we are not allowed to purchase brokered deposits without first obtaining a regulatory waiver.

As a result of the regulatory order placed on our bank, daily liquidity reports are prepared by management and submitted to the regulators for their review. These reports are in addition to our regular monthly reports reviewed by our Board. These reports measure liquidity in several ways:

•	Historical point in time ratio’s;

•	Current position as of that day; and

•	Projected cash flow analysis.

Our sources of liquidity are derived from financing activities that include:

•	Payments of principal and interest on loans, loan sales and participations of eligible loans;

•	Federal Reserve Bank, Discount Window advances;

•	Federal Home Loan Bank advances;

•	Money Desk deposits; and

•	Customer deposits.

Our borrowing capacities at the Federal Reserve Bank Discount Window and Federal Home Loan Bank fluctuate with loans and securities balances pledged as collateral. Payments of principal on loans and securities and sales of eligible loans have the potential to reduce these funding sources. At December 31, 2008, our unused borrowing capacities with the Federal Reserve Bank Discount Window and with the Federal Home Loan Bank were $96.9 million and $1.9 million, respectively.

Our primary uses of funds include withdrawal of deposits, interest paid on deposits and borrowings, originations of loans, and payment of operating expenses.

Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers’ credit needs and ongoing repayment of borrowings. We have determined that significant additional sources of liquidity will be required for us to continue operations through 2009 and beyond. We have engaged financial advisors to assist the company in its efforts to raise additional capital, sell assets and explore other strategic alternatives to address our current and expected liquidity deficiency. To date, those efforts have not yielded any definitive options.

Cash Flow Activities

Net cash used in operating activities totaled $73.4 million during 2008, $11.2 million during the 2007, and $62.4 million during 2006. The change in 2008 was primarily the result of the reduction in net income, the increase in the provision for loan losses, the net change in proceeds from loan sales, and the net change in income taxes receivable.

Net cash used in investing activities totaled $176.7 million during 2008, $66.2 million during 2007, and $304.7 million during 2006. The change in 2008 was primarily the result of the increase in loans in the current year compared to the prior year.

Net cash provided by financing activities totaled $255.6 million during 2008, $61.5 million during 2007, and $349.1 million during 2006. The change in 2008 was primarily the result of the addition in time deposits, netted against the reduction in non-maturity deposits, the advances from the FRB discount window and FHLB, and the addition of junior subordinated debt in 2008.

At December 31, 2008, cash and cash equivalents totaled $22.8 million, compared to $17.4 million at December 31, 2007, and $33.4 million at December 31, 2006.

Dividends paid by our bank to our holding company provide cash flow used to service the interest payments on our trust preferred securities. Various statutory provisions and provisions under indentures governing trust preferred securities we have issued restrict the amount of dividends our bank can pay to our holding company without regulatory approval. Due to the FDIC/DFI consent order and the agreement with the Federal Reserve, we are unable to have our bank pay dividends to our company, and we are unable to pay interest payments on the trust preferred securities, without prior Federal Reserve approval. We have deferred payment on the trust preferred securities for the first time during March 2009 and do not anticipate resuming those quarterly payments in the near term. Our company’s inability to receive dividends from our bank could adversely affect our business, financial condition, results of operations and prospects in the event there is a default in the payment of the trust preferred securities, and that can occur after 20 consecutive deferral periods and in other circumstances because upon the event of default, an immediately payment demand could be made on the company of all amounts due under the trust preferred instruments. Currently, the outstanding principal amount of the trust preferred securities is $56.9 million.

Contractual Obligations and Commitments

Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance-sheet instruments, which consist of evaluating customers’ creditworthiness individually.

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

At December 31, 2008, we had commitments to extend credit of $277.1 million and obligations under letters of credit of $9.8 million.

The following tables set forth the maturities of our outstanding financial commitments as of December 31, 2008 and 2007.

Maturities for Loan Commitments and Related Financial Instruments as of December 31, 2008

		Maturity by period
	Total	One year or less	More than 1 year to 3 years	More than 3 years to 5 years	More than 5 years
	(dollars in thousands)
Commitments to Extend Credit	$277,113	$183,287	$43,530	$1,558	$48,738
Letters of Credit	9,807	9,649	158	—	—

Loan Commitments Outstanding	286,920	192,936	43,688	1,558	48,738

Time Deposits	1,068,265	986,646	81,340	279	—
Federal Reserve Bank, Discount Window Advance	13,400	13,400	—	—	—
Federal Home Loan Bank Advances	88,500	88,500	—	—	—
Junior Subordinated Debt	56,924	—	—	—	56,924
Operating Lease Obligations	6,265	1,851	2,224	953	1,237

Other Commitments Outstanding	1,233,354	1,090,397	83,564	1,232	58,161

Total Outstanding Commitments	$1,520,274	$1,283,333	$127,252	$2,790	$106,899

Maturities for Loan Commitments and Related Financial Instruments as of December 31, 2007

		Maturity by period
	Total	One year or less	More than 1 year to 3 years	More than 3 years to 5 years	More than 5 years
	(dollars in thousands)
Commitments to Extend Credit	$448,837	$288,298	$69,721	$1,668	$89,150
Letters of Credit	11,447	8,368	2,952	—	127

Loan Commitments Outstanding	460,284	296,666	72,673	1,668	89,277

Junior Subordinated Debt	34,023	—	—	—	34,023
Operating Lease Obligations	4,964	1,839	2,164	745	216

Other Commitments Outstanding	38,987	1,839	2,164	745	34,239

Total Outstanding Commitments	$499,271	$298,505	$74,837	$2,413	$123,516

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Asset/Liability Management

Interest rate risk (“IRR”) and credit risk are the two greatest sources of financial exposure for insured financial institutions. IRR represents the impact that changes in absolute and relative levels of market interest rates may have upon our net interest income (“NII”). Changes in the NII are the result of changes in the net interest spread between interest-earning assets and interest-bearing liabilities (timing risk), the relationship between various rates (basis risk), and changes in the shape of the yield curve.

We realize a significant portion of our income from the differential or spread between the interest earned on loans, investments, other interest-earning assets, and the interest incurred on deposits and borrowings. The volumes and yields on loans, deposits, and borrowings are affected by market interest rates.

As of December 31, 2008, approximately 92% of our loan portfolio was tied to adjustable rate indices. The majority of the adjustable rate loans are tied to the Wall Street Journal prime rate and reprice immediately. The exception is 7(a) loans, which reprice on the first day of the subsequent quarter after a change in prime. As of December 31, 2008, approximately 82% of our deposits were time deposits with a stated maturity (generally one year or less) and a fixed rate of interest. As of December 31, 2008, 60% of our junior subordinated debt was floating rate with a remaining term of approximately 25-28 years, while 40% was fixed with a remaining term of approximately 29 years

Changes in the market level of interest rates directly and immediately affect our interest spread, and therefore profitability. Sharp and significant changes to market rates can cause the interest spread to shrink or expand significantly in the near term, principally because of the timing differences between the adjustable rate loans and the maturities (and therefore repricing) of the deposits and borrowings.

The ongoing monitoring and management of both interest rate risk and liquidity, in the short- and long-term time horizon, is an important component of our asset/liability management process, which is governed by limits established in the policies reviewed and approved annually by our Board. We do not believe it is possible to reliably predict future interest rate movements, but instead maintain an appropriate process and set of measurement tools intended to enable us to identify and quantify sources of interest rate risk in varying rate environments. Our primary tool in managing interest rate risk is the effect of interest rate shocks on the net interest income.

The following shows our projected net interest income sensitivity for 2009 based on asset and liability levels using the December 31, 2008 net interest income as a starting point. For purposes of this table, there is assumed to be zero growth in loans, investments, deposits, or other components of the balance sheet. At December 31, 2008 the Wall Street Journal prime rate was 3.25%.

Changes in Rates	Projected Net Interest Income	Change from Base Case	% Change from Base Case
(dollars in thousands)
-100 bp	30,969	(2,487)	(7.43%)
0 bp	33,456	—	0.00%
+100 bp	36,232	2,776	8.30%
+200 bp	39,524	6,068	18.14%
+300 bp	43,451	9,995	29.88%

In the model, a rising rate environment will increase net interest income (NII) from a flat rate environment. A lower rate environment will decrease net interest income. The analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon various assumptions. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions, management strategy and size of asset base. While the assumptions are developed upon current economic and market conditions, we cannot make any assurances as to the predictive nature of these assumptions. Furthermore, the sensitivity analysis does not reflect actions our Board might take in responding to or anticipating changes in interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of our company, including the “Report of Independent Registered Public Accounting Firm” of our independent registered public accounting firm, are included in this report immediately following Part IV and the signature page and are incorporated in this Item 8 by this reference. See the index to financial statements included in Part IV,

Item 15. The supplementary financial information required by Item 302 of Regulation S-K is included in this report immediately following Part IV.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of December 31, 2008, we carried out an evaluation under the supervision and with the participation of our management, including our company’s chief executive officer and our company’s chief financial officer of the effectiveness and design of our “disclosure controls and procedures,” pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, as further discussed below in “Management’s Annual Report On Internal Control Over Financial Reporting” our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2008.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management believes that our company’s internal control over financial reporting was not effective as of December 31, 2008 because of the material weakness disclosed below.

In connection with its audit of the Company’s consolidated financial statements for the year ended December 31, 2008, Crowe Horwath LLP (Crowe Horwath), the Company’s independent registered public accounting firm, advised the Board of Directors, the Audit Committee and Management of certain significant internal control deficiencies that they consider to be, individually and in the aggregate, a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified.

In connection with the audit for the year-end December 31, 2008, Crowe Horwath identified the delineated adjustments and corrections that, as a result of the audit, had to be incorporated into the consolidated financial statements. These adjustments encompassed the allowance for loan losses, valuation allowance on real estate owned, valuation allowances on loans held for sale, valuation allowance for deferred taxes as well as determining the collectibility of other loan related assets. As a result of these adjustments and corrections, it was determined by our management and by Crowe Horwath that our company did not maintain effective internal control over financial reporting for accounting for these significant estimates as our controls and process in place were not designed and implemented to ensure that entries were recorded in accordance with United States generally accepted accounting principles and that there were departures from United States generally accepted accounting principles.

Plan of Remediation of Material Weaknesses

Management recognizes the material weaknesses identified under “Management’s Annual Report On Internal Control Over Financial Reporting” above and has determined that a number of preliminary actions are deemed necessary to address the aforementioned material weaknesses, including:

•

Allowance for loan losses and OREO valuation allowance – We have established a Special Assets Group (“SAG”) to manage the collection activity of all internally classified SBA and conventional loans and to market and sell our other real estate owned (“OREO”). This group of 16 people is responsible for collecting delinquent loans and reducing the level of classified assets and other real estate owned. Loans reaching 60 days past due are transferred to SAG for administration. SAG is to review and update the reserve estimate for all classified loans at least quarterly, or as updated appraisals or other updated material information is obtained. Furthermore, our accounting department and the SAG need to work closely together in order to determine the levels of significant trends that impact our portfolio of non-performing assets in order to determine appropriate levels of the allowance for loan losses and the valuation allowance on OREO.

•

Valuation allowance for deferred taxes – We will re-evaluate the deferred tax asset against current income (in 2009) on a quarterly basis. Furthermore, we have assumed certain tax strategies in determining the appropriate carrying amount of the deferred tax asset under SFAS 109. We acknowledge that these represent strategies and not firm commitments to execute such strategies. Finally, the evaluation is an estimate based on a point in time and even upon the execution of such strategies, the deferred tax asset justified under such analysis may not be fully realized due to the potential for future net losses, if any.

•

Collectibility of other loan related assets – We are in the process of designing and implementing and continuing to enhance controls to aid in the remediation of the material weakness to ensure correct preparation, review, presentation and disclosure of the Company’s consolidated finance statements. Management will continue to monitor, evaluate and test the operating effectiveness of these controls.

Our company’s independent registered public accounting firm has audited our company’s internal control over financial reporting as of December 31, 2008. The report by Crowe Horwath LLP immediately follows the Signatures of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the fiscal year covered by this Annual Report (“our Proxy Statement”) under the captions “Information About Officers and Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.” If our proxy statement is not filed within such 120 day period, the information will be included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

With regard to Item 406, we have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer and controller. The policy may be viewed at our website at www.temvalbank.com. Neither our website, nor the hyperlinks within our website are incorporated into this document.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our Proxy Statement for the 2009 Annual Meeting of Shareholders under the caption “Executive Officer Compensation and Analysis” and “Director Compensation”. If our proxy statement is not filed within such 120 day period, the information will be included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our Proxy Statement for the 2009 Annual Meeting of Shareholders under the caption “Beneficial Ownership.” If our proxy statement is not filed within such 120 day period, the information will be included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2008, regarding securities issued and to be issued under our equity compensation plans that were in effect during fiscal 2008:

Plan Category	Plan Name	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
		(a)	(b)	(c)
Equity compensation plans approved by security holders	Temecula Valley Bank, N.A. 1996 Incentive and Nonqualified Stock Option Plan (Employees) (1)	70,431	$9.07	—
Equity compensation plans approved by security holders	Temecula Valley Bank, N.A. 1997 Nonqualified Stock Option Plan (Directors) (2)	494,876	$4.59	—
Equity compensation plans approved by security holders	Temecula Valley Bancorp Inc. 2004 Stock Incentive Plan (3)	684,473	$13.33	462,656

	Total	1,249,780	$9.63	462,656

Equity compensation plans not approved by security holders	None	—	$—	—

(1)	The Temecula Valley Bank, N.A. 1996 Incentive and Nonqualified Stock Option Plan (Employees) (the “1996 Plan”) was last approved by the shareholders of our bank at our 1996 Annual Meeting of Shareholders and amended by our shareholders at a meeting in 2001. The 1996 Plan became an obligation of our company in 2002.

(2)	The Temecula Valley Bank, N.A. 1997 Nonqualified Stock Option Plan (Directors) (the “1997 Bank Plan”) was last approved by the shareholders of our bank at our 1996 Annual Meeting of Shareholders and amended by our shareholders at a meeting in 1997. The 1997 Plan became an obligation of our company in 2002.

(3)	The Temecula Valley Bancorp Inc. 2004 Stock Incentive Plan (the “2004 Plan”) was last approved by the shareholders of our company at our 2004 Annual Meeting of Shareholders and amended by our shareholders at a meeting in 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our Proxy Statement for the 2009 Annual Meeting of Shareholders under the caption “Certain Relationships and Other Transactions.” If our proxy statement is not filed within such 120 day period, the information will be included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our Proxy Statement for the 2009 Annual Meeting of Shareholders under the caption “Independent Registered Public Accounting Firm Fees and Services.” If our proxy statement is not filed within such 120 day period, the information will be included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1), (a)(2) and (c)

Financial Statements

The consolidated financial statements of Temecula Valley Bancorp Inc. and its subsidiary and independent auditors’ report are included in Item 8 under Part II of this Form 10-K.

Financial Statement Schedules:

All financial statement schedules have been omitted, as they are either inapplicable or included in the Notes to Consolidated Financial Statements.

(a)(3)    Exhibits

The exhibit list immediately follows the Notes to the Consolidated Financial Statements below, all of which are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEMECULA VALLEY BANCORP INC.

Date: March 16, 2009	By:	/s/ Frank Basirico, Jr.
Frank Basirico, Jr.,
Chief Executive Officer

	By:	/s/ Donald A. Pitcher
Donald A. Pitcher,
Executive Vice President,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven W. Aichle Dr. Steven W. Aichle	Director	March 16, 2009

/s/ Frank Basirico, Jr. Frank Basirico, Jr.	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2009

/s/ Dr. Robert P. Beck Dr. Robert P. Beck	Director	March 16, 2009

/s/ Neil M. Cleveland Neil M. Cleveland	Chairman	March 16, 2009

/s/ George Cossolias George Cossolias	Director	March 16, 2009

/s/ Luther J. Mohr Luther J. Mohr	Director	March 16, 2009

/s/ Donald A. Pitcher Donald A. Pitcher	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2009

/s/ Martin E. Plourd Martin E. Plourd	President/Chief Operating Officer and Director	March 16, 2009

/s/ Richard W. Wright Richard W. Wright	Director	March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Temecula Valley Bancorp Inc. and Subsidiary

Temecula, California

We have audited the accompanying consolidated statements of financial condition of Temecula Valley Bancorp Inc. and Subsidiary (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. We have also audited the Company’s Internal Control Over Financial Reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, included in Item 9A of the accompanying Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material misstatement exists, and testing and evaluating the design and operating effectiveness of internal control, based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s report. The Company did not maintain effective internal control over financial reporting for accounting for significant estimates including the allowance for loan losses, valuation allowance on real estate owned, valuation allowance on loans held for sale, valuation allowance for deferred taxes as well as determining the collectibility of other loan related assets. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements. These matters do not affect our opinion on these consolidated financial statements.

In our opinion, because of the effects of the material weakness described above, Temecula Valley Bancorp Inc. and Subsidiary has not maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Temecula Valley Bancorp Inc. and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered significant losses from operations in 2008 and has capital deficiencies that are required to be addressed under the consent order to cease and desist issued to the bank subsequent to December 31, 2008 and has reported capital ratios at the bank and holding company that classify each as undercapitalized at December 31, 2008 that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Crowe Horwath LLP

Oak Brook, Illinois

March 16, 2009

CONSOLIDATED FINANCIAL STATEMENTS

TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except share and per share data)

	December 31,
	2008	2007
ASSETS
Cash and Due from Banks	$22,817	$13,210
Federal Funds Sold	—	4,220

TOTAL CASH AND CASH EQUIVALENTS	22,817	17,430
Interest-bearing deposits in financial institutions	1,000	1,000
Investment securities available-for-sale	20,283	—
Investment securities held-to-maturity (fair value of $3,297 at December 31, 2008 and $3,046 at December 31, 2007)	3,168	2,981
Loans Held-for-Sale	280,483	207,391
Loans:
Commercial	96,371	68,761
Real Estate - Construction	450,184	481,849
Real Estate - Other	316,927	229,123
SBA	224,022	242,514
Consumer and other	6,402	3,632

TOTAL LOANS HELD IN PORTFOLIO	1,093,906	1,025,879
Net Deferred Loan Costs	5,490	4,447
Allowance for Loan Losses	(51,537)	(16,022)

TOTAL NET LOANS HELD IN PORTFOLIO	1,047,859	1,014,304
Federal Home Loan Bank Stock, at Cost	5,592	2,905
Premises and Equipment	5,510	5,271
Other Real Estate Owned	33,739	—
Cash Surrender Value of Life Insurance	30,999	28,034
Deferred Tax Assets	16,335	12,298
Income Taxes Receivable	18,097	1,954
SBA Servicing Assets	4,966	5,350
SBA Interest-Only Strips Receivable	6,983	6,599
Accrued Interest Receivable	6,045	6,827
Other Assets	9,566	6,181

TOTAL ASSETS	$1,513,442	$1,318,525

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non Interest-Bearing Demand	$128,049	$133,867
Money Market and NOW	76,760	146,270
Savings	21,970	28,059
Time Deposits, Under $100,000	755,341	453,272
Time Deposits, $100,000 and Over	312,924	399,603

TOTAL DEPOSITS	1,295,044	1,161,071
Accrued Interest Payable	3,477	2,329
Federal Reserve Bank, Discount Window Advance	13,400	—
Federal Home Loan Bank, Advances	88,500	—
Junior Subordinated Debt	56,924	34,023
Dividend Payable	—	405
Other Liabilities	9,482	12,738

TOTAL LIABILITIES	1,466,827	1,210,566
Shareholders’ Equity:
Common Stock No Par Value; 40,000,000 Shares Authorized; 10,040,267 and 10,147,910 Shares Issued and Outstanding at December 31, 2008 and December 31, 2007	36,219	37,178
Retained Earnings	10,536	70,781
Accumulated other comprehensive loss	(140)	—

TOTAL SHAREHOLDERS’ EQUITY	46,615	107,959

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,513,442	$1,318,525

See accompanying notes to the consolidated financial statements

TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

For the Years Ended December 31, 2008, 2007, and 2006

	2008	2007	2006
	(dollars in thousands except share and per share data)
INTEREST INCOME
Loans, including fees	$91,693	$114,190	$93,378
Investment Securities	742	124	19
Interest-bearing deposits in financial institutions	51	31	3
Federal Funds Sold	241	1,270	829

TOTAL INTEREST INCOME	92,727	115,615	94,229
INTEREST EXPENSE
Money Market and NOW	1,734	4,492	2,773
Savings Deposits	130	127	122
Time Deposits	38,369	42,373	28,819
Other Borrowings	989	95	242
Junior Subordinated Debt	3,970	2,896	2,493

TOTAL INTEREST EXPENSE	45,192	49,983	34,449

NET INTEREST INCOME	47,535	65,632	59,780
Provision for Loan Losses	78,432	4,600	3,650

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	(30,897)	61,032	56,130
NON INTEREST INCOME
Service Charges and Fees	615	604	618
Gain on Sale of Loans	3,203	10,124	13,165
Provision for fair value adjustment on loans held for sale	(5,117)	—	—
Gain(Loss) on Other Real Estate Owned	(3,618)	(9)	75
Gain (Loss) on sale of Fixed Assets	(64)	(16)	(8)
Servicing Income (loss)	1,289	(4,305)	(2,615)
Loan Broker Income	1,093	5,104	4,314
Loan Related Income	1,875	2,720	2,216
Cash Surrender Value of Life Insurance	1,274	1,152	888
Other Income	1,386	1,014	791

TOTAL NON INTEREST INCOME	1,936	16,388	19,444

NON INTEREST EXPENSE
Salaries and Employee Benefits	24,675	33,557	31,989
Occupancy Expenses	3,587	3,219	3,035
Furniture and Equipment	1,837	1,929	1,719
Data Processing	1,477	1,381	1,265
Marketing and Business Promotion	720	1,176	971
Legal and Professional	1,299	1,387	1,143
Regulatory Assessments	1,181	765	185
Travel & Entertainment	634	1,075	1,125
Loan Related Expense	2,130	3,141	2,367
Office Expenses	2,379	2,640	2,596
Loan Collection Expenses	2,757	366	231
Other Real Estate Owned Expenses	2,150	—	—
Provision for Valuation Allowance on Other Real Estate Owned	1,452	—	—
Other Expenses	429	1,269	365

TOTAL NON INTEREST EXPENSE	46,707	51,905	46,991

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(75,668)	25,515	28,583
Income Tax Expense (Benefit)	(16,629)	10,377	11,663

NET INCOME (LOSS)	$(59,039)	$15,138	$16,920

Per Share Data :
Earnings (Loss) Per Share - Basic	$(5.87)	$1.45	$1.83
Earnings (Loss) Per Share - Diluted	$(5.87)	$1.41	$1.73
Cash dividend declared per common share	$0.12	$0.12	N/A

See accompanying notes to the consolidated financial statements

TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2008, 2007, and 2006

	Comprehensive Income (loss)	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
	(dollars in thousands, except share data)
Balance at January 1, 2006		8,898	$17,640	$40,132	$409	$58,181
Exercise of Stock Options, Including the Realization of Tax Benefits of $1,379		288	2,493			2,493
Private Placement Stock Offering, net		1,401	25,137			25,137
Stock-based compensation			1,113			1,113
Net Income	$16,920			16,920		16,920
Other comprehensive income (loss), net	(581)				(581)	(581)

Total comprehensive income	$16,339

Balance at December 31, 2006		10,587	$46,383	$57,052	$(172)	$103,263
Adjustment for adoption of FASB 155				(172)	172
Exercise of Stock Options, Including the Realization of Tax Benefits of $1,127		245	2,050			2,050
Repurchase and retirement of common stock		(684)	(12,061)			(12,061)
Stock-based compensation			806			806
Net Income	$15,138			15,138		15,138

Cash dividends ($0.12 per share)				(1,237)		(1,237)

Total comprehensive income	$15,138

Balance at December 31, 2007		10,148	$37,178	$70,781	$—	$107,959
Exercise of Stock Options, Including the Realization of Tax Benefits of $117		92	434			434
Repurchase and retirement of common stock		(200)	(2,043)			(2,043)
Stock-based compensation			650			650
Cash dividends ($0.12 per share)				(1,206)		(1,206)
Net Loss	$(59,039)			(59,039)		(59,039)
Change in net unrealized loss on investment securities available for sale, after tax effects	(140)				(140)	(140)

Total comprehensive loss	$(59,179)

Balance at December 31, 2008		10,040	$36,219	$10,536	$(140)	$46,615

See accompanying notes to the consolidated financial statements

TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, and 2006

	2008	2007	2006
	(dollars in thousands)
OPERATING ACTIVITIES
Net Income (Loss)	$(59,039)	$15,138	$16,920
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Provision for loan losses	78,432	4,600	3,650
Depreciation and amortization	1,899	1,818	13,139
Fair value adjustment on servicing assets and I/O strips receivable	4,511	11,181	—
Provision for valuation allowance on other real estate owned	1,452	—	—
Provision for valuation allowance on deferred tax asset	14,285	—	—
Amortization of debt issuance cost	58	49	70
Net amortization of securities premiums	2	74	10
Net change in deferred loan origination costs	(1,043)	(1,589)	(1,312)
Provision for deferred taxes	(18,322)	(3,943)	(2,314)
Gain on sale of loans	(3,203)	(10,124)	(13,165)
Provision for fair value adjustment on loans held for sale	5,117	—	—
Loans originated for sale	(186,710)	(190,808)	(250,846)
Proceeds from loan sales	111,704	166,661	173,704
Loss (gain) on sale and direct write-down on other real estate owned	3,618	9	(75)
Loss on sale of fixed assets	64	16	8
Share-based compensation expense	650	806	1,113
Earnings on cash surrender value of life Insurance	(1,115)	(998)	(745)
Federal Home Loan Bank stock dividends	(178)	(125)	(97)
Net change in income taxes (receivable) payable	(16,143)	1,954	3,180
Net change in accrued interest, other assets and other liabilities	(9,465)	(5,968)	(5,720)

NET CASH USED IN OPERATING ACTIVITIES	(73,426)	(11,249)	(62,480)
INVESTING ACTIVITIES
Purchases of available-for-sale investments	(42,160)	—	—
Call of available-for-sale investments	20,000	—	—
Principal repayments of securities available-for-sale	1,627	—	—
Purchases of held-to-maturity investments	(1,200)	(2,636)	(2,230)
Proceeds from maturities of held-to-maturity securities	900	600	1,201
Principal repayments of securities held-to-maturity	124	—	—
Purchases of Federal Home Loan Bank stock	(2,509)	(784)	(45)
Proceeds from sale of Federal Reserve Bank stock	—	—	1,245
Net increase in loans	(161,148)	(42,829)	(166,790)
Purchase of loans	(716)	(77,814)	(133,336)
Proceeds from first trust deed loan sales	—	58,968	—
Purchases of premises and equipment	(2,328)	(1,455)	(2,271)
Proceeds from sale of premises and equipment	408	92	131
Proceeds from sale of other real estate owned	12,111	2,657	3,062
Purchase of cash surrender value life insurance	(1,850)	(3,000)	(5,700)

NET CASH USED IN INVESTING ACTIVITIES	(176,741)	(66,201)	(304,733)

(Continued)

TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, and 2006

	2008	2007	2006
	(dollars in thousands)
FINANCING ACTIVITIES
Net increase (decrease) in demand deposits, now, money market and savings accounts	(81,417)	3,533	19,995
Net increase in time deposits	215,390	76,037	319,074
Proceeds from exercise of stock options	317	923	1,114
Proceeds from Federal Reserve Bank, Discount Window Advance	13,400	—	—
Proceeds from Federal Home Loan Bank Advances	88,500	—	—
Repayment of Federal Home Loan Bank Advances	—	—	(30,000)
Proceeds of junior subordinated debt securities	22,901	—	12,372
Retirement of junior subordinated debt securities	—	(7,217)	—
Cash dividends paid on common stock	(1,611)	(832)	—
Repurchase and retirement of common stock	(2,043)	(12,061)	—
Excess tax benefits from exercise of stock options	117	1,127	1,379
Proceeds from private placement stock offering, net	—	—	25,137

NET CASH PROVIDED BY FINANCING ACTIVITIES	255,554	61,510	349,071
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,387	(15,940)	(18,142)
Cash and cash equivalents at beginning of year	17,430	33,370	51,512

CASH AND CASH EQUIVALENTS AT END OF YEAR	$22,817	$17,430	$33,370

Supplemental Disclosures of Cash Flow Information:
Interest paid	$44,044	$49,748	$33,312
Income taxes paid, net of refunds	$5,520	$11,500	$9,307
Transfer of loans to other real estate owned	$50,920	$1,411	$2,131

See accompanying notes to the consolidated financial statements

TEMECULA VALLEY BANCORP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007, and 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Temecula Valley Bancorp Inc. (“company” or “our company” or “our holding company”), and its wholly-owned subsidiary, Temecula Valley Bank (“bank” or “our bank”), in context, sometimes collectively referred to as the “company”. Unless the context indicates otherwise, all references in this report to “we”, “us”, and “our” refer to our company and our bank on a consolidated basis. All significant intercompany transactions have been eliminated.

Nature of Operations

We have been organized as a single operating segment and operate eleven full-service banking offices located in Carlsbad, Corona, El Cajon, Escondido, Fallbrook, Murrieta, Ontario, Solana Beach, San Marcos, Temecula, and the Rancho Bernardo area of San Diego. We also operate loan production offices in Ontario and Temecula California which principally generate construction and/or real estate secured loans. In addition, we maintain SBA loan production offices in California.

In early 2009, we closed our SBA loan production offices located in Arizona, Florida, Oregon, Texas and Washington. This reorganization is a result of new strategic initiatives implemented in January 2009. As a result of the reorganization, we place greater emphasis and resources on returning to our roots as a community bank providing services to our local business owners and offering the high levels of service they require.

Our primary sources of revenue are providing loans to customers, who are predominately small and middle-market businesses and individuals, and originating government guaranteed loans for sale to institutional investors in the secondary market. We also generate fee income by servicing the government guaranteed loans.

Use of Estimates in the Preparation of Financial Statements

We prepare our financial statements, in conformity with U.S. generally accepted accounting principles, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates associated with the allowance for loan losses, SBA servicing assets, SBA interest-only strips receivable, other real estate owned, deferred tax assets, and loans held for sale are particularly susceptible to change. Actual results could differ from those estimates.

Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks, and federal funds sold. Generally, federal funds are sold for one day periods. Net cash flows are reported for customer loan and deposit transactions, as well as Federal Reserve Bank, Discount Window and Federal Home Loan Bank advances.

Cash and Due From Banks

We maintain amounts due from banks which at times exceed federally insured limits. We have not experienced any losses in such accounts.

Investment Securities

Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and our company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Loans Held-for-Sale

SBA loans, originated and intended for sale in the secondary market, are carried at the lower of cost or estimated fair value in the aggregate, by loan type. Net unrealized losses are recognized through a valuation allowance by charges to income. For the year ended December 31, 2008, the Company recorded a valuation allowance of $5.1 million and realized losses of $1.1 million which reduced the valuation allowance. The valuation allowance relates to our holding of approximately $163 million of SBA 504 loans. No valuation allowance is recognized for our holding of SBA 7(a) loans of approximately $117 million at December 31, 2008. For the year ended December 31, 2007 and 2006 there was no valuation allowance. Activity in the valuation allowance for loans held for sale was as follows:

	2008	2007	2006
	(dollars in thousands)
Beginning of year	$—	$—	$—
Provision for fair value adjustment on loans held for sale	5,177	—	—
Direct write-downs	(1,137)	—	—

End of year	$3,980	$—	$—

We are an SBA designated Nationwide SBA “Preferred Lender”. As a Preferred Lender we can approve a loan within the authority given to us by the SBA without prior approval from the SBA. Preferred Lenders approve, package, fund, and service SBA loans within a range of authority that is not available to other SBA lenders without the “Preferred Lender” designation.

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

We retain the servicing on the sold guaranteed portion of 7(a) loans. Upon sale in the secondary market, the purchaser of the guaranteed portion of 7(a) loans pays par or a premium to us, which generally is between 4% and 8% of the guaranteed amount, and in the case of a sale of the unguaranteed portion, the premium is usually between 1% and 4%. In today’s economic environment, premiums have diminished between par and 2%. For servicing we receive a fee equal to 1% to 5% of the guaranteed amount sold in the secondary market.

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

Purchased Loans

In 2006, we began purchasing participations in the unguaranteed portions of SBA 7(a) loans to be held in our loan portfolio (“purchase program”). No further purchases are anticipated due to the elimination of this department. The participations were purchased based upon their payment history and other selected underwriting criteria. At December 31,

2008, and 2007 we had $124.6 and $156.0 million in outstanding purchased participation balances. Only $716 thousand of loans were purchased during 2008, with the purchase occurring in the first quarter. The participations were purchased from other financial institutions that are eligible to participate in the SBA 7(a) program. The participation agreements are tri-party agreements among the selling financial institution, the SBA and us.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses established through charges to earnings in the form of a provision for loan losses. Loan losses are charged against the allowance when we believe the uncollectibility of a loan balance is confirmed. Subsequent recoveries are credited to the allowance.

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

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

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

Under the fair value measurement method, we measured servicing rights at fair value at each reporting date and report changes in fair value of servicing rights in earnings in the period in which the changes occur, and the changes in fair value are included with Servicing Income (Loss) on the income statement. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and estimated and actual discount rates.

Prior to January 1, 2007, all servicing rights were measured using the amortization method which required servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Additionally, prior to January 1, 2007, servicing rights were evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment was determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment was recognized through a valuation allowance for an individual grouping, to the extent that fair value was less than the carrying amount. If we later determined that all or a portion of the impairment no longer existed for a particular grouping, a reduction of the allowance may have been recorded as an increase to income.

Servicing fee income which is reported on the income statement as Servicing Income (Loss) is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of servicing rights was netted against loan servicing fee income for the year ended December 31, 2006. Servicing fees totaled $6.1, $7.1, and $9.1 million for the years ended December 31, 2008, 2007 and 2006.

Interest-only strips are initially recorded at fair value with changes recognized as a component of Servicing Income (Loss). Fair value is estimated by discounting estimated future cash flows from the I/O strips using assumptions similar to those used in valuing servicing rights. Prior to January 1, 2007 the interest-only strips were accounted for as available-for-sale securities and recorded at fair value with any unrealized gains or losses recorded in accumulated other comprehensive income, net of tax

Loan Sales Recognition

To calculate the gain (loss) on sale of loans, our company’s investment in the loan is allocated among the retained portion of the loan, the servicing retained the interest-only strip, and the sold portion of the loan, based on the relative fair market value of each portion. The gain (loss) on the sold portion of the loan is recognized at the time of sale based on the difference between the sale proceeds and the allocated investment. As a result of the relative fair value allocation, the carrying value of the retained portion is discounted, with the discount accreted to interest income over the life of the loan.

Other Real Estate Owned

Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at the lesser of the outstanding loan balance or the fair value at the date of foreclosure minus estimated costs to sell. Any valuation adjustments required at the time of foreclosure are charged to the allowance for loan losses. After foreclosure, the properties are carried at the lower of carrying value or fair value less estimated costs to sell. Any subsequent valuation adjustments, operating expenses or income, and gains and losses on disposition of such properties are recognized in current operations. The valuation allowance is established based on our historical realization of losses and adjusted for current market trends.

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

Cash Surrender Value of Life insurance

We have purchased life insurance policies on certain key executives. Upon adoption of EITF 06-5, company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Prior to adoption of EITF 06-5, we recorded owned life insurance at its cash surrender value.

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

Stock-Based Compensation

Our company has three fixed stock option plans that includes both incentive and nonqualified stock options, and authorizes the issuance of stock options to salaried employees and non-employee directors.

We adopted the provisions of SFAS No. 123R, effective January 1, 2006, using the modified prospective method and began recording compensation expense associated with stock-based awards in accordance with SFAS No. 123R. SFAS No. 123R requires all share-based payments to be recognized as compensation expense through the income statement based on their fair values at issue date. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. Pre-tax stock-based compensation expense was $650 thousand, $806 thousand and $1.1 million for the years ended December 31, 2008, 2007, and 2006.

As a result of the adoption of SFAS No. 123R and based on the stock-based compensation awards outstanding as of December 31, 2008, we expect to recognize additional pre-tax compensation cost (in thousands) as follows:

2009	2010	2011	Total
(dollars in thousands)
$365	$297	$51	$713

Future levels of compensation cost recognized related to stock-based compensation awards including the aforementioned expected costs may be impacted by new awards, forfeitures and/or modifications of existing awards.

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

We adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes”, as of January 1, 2007 A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on our financial statements.

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

Employee Stock Ownership Plan (“ESOP”)

The employee stock ownership plan was adopted in 2006 and is not leveraged. Compensation expense is based on the market price of shares as they are awarded to participant accounts. There are no shares committed to be purchased by our company for allocating to the ESOP. Cash contributions are made at our company’s discretion.

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

Comprehensive Income (Loss)

Generally accepted accounting principles (GAAP) requires that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated statements of financial condition, such items, along with net income, are components of comprehensive income.

In 2008, other comprehensive income (loss) includes unrealized gains and losses on securities available-for-sale, net of tax. During 2007, retained earnings was reduced $172,000 as a result of the adoption of FASB 155. Prior to 2007, other comprehensive income included unrealized gains and losses on SBA servicing interest-only strips, net of tax.

The components of other comprehensive income (loss) at December 31 are as follows:

	2008	2007	2006
	(dollars in thousands)
Unrealized loss on available-for-sale securities	$(237)	$—	$—
Unrealized loss on interest only strip receivables	—	—	(1,002)

Net unrealized income (loss) on available-for-sale	(237)	—	(1,002)
Tax effect	97	—	421

Unrealized gain (loss) net-of-tax	$(140)	$—	$(581)

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. We do not believe there now are such matters that will have a material effect on our financial statements.

Dividend Restrictions

Banking regulations require maintaining certain capital levels that may limit the dividends paid by our bank to our holding company or by our holding company to our shareholders. Refer to Note B – Regulatory Actions, Business Plan and Going Concern Considerations for discussion of the regulatory approvals required prior to payment.

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

Adoption of New Accounting Standards

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (FAS 157). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard was effective for fiscal years beginning after November 15, 2007. The required disclosures are included in Note Q. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material. In October 2008, the FASB issued Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active. This FSP clarifies the application of FAS 157 in a market that is not active. The impact of adoption was not material.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard was effective for us on January 1, 2008. We did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

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

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue was effective for fiscal years beginning after December 15, 2007. The impact of adoption was not material.

In December 2007, the SEC issued SAB No. 110, which expresses the views of the SEC regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), Share-Based Payment. The SEC concluded that a company could, under certain circumstances, continue to use the simplified method for share option grants after December 31, 2007. We do not use the simplified method for share options and therefore SAB No. 110 has no impact on our consolidated financial statements.

Effect of Newly Issued But Not Yet Effective Accounting Standards:

In December 2007, the FASB issued FAS No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on our results of operations or financial position unless we engage in a business combination.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. FAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and we do not expect the adoption of FAS No. 160 to have a significant impact on our results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. FAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. FAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard is not expected to have a material effect on our results of operations or financial position.

NOTE B – REGULATORY ACTIONS, BUSINESS PLAN AND GOING CONCERN CONSIDERATIONS

In connection with continuing turmoil in the economy, and more specifically, with the California real estate market, we recorded a net loss of $59.0 million for the year ended December 31, 2008. This loss was primarily the result of necessary considerable increases in provision for loan losses during the year, which was compounded by a tightening interest margin caused by recent interest rate reductions and increased amounts of non-accrual loans. Furthermore, a valuation allowance provided against our deferred tax assets during the fourth quarter of 2008 also negatively impacted our earnings. The severe net loss caused our bank to be less than “well capitalized” as further described in Note R—Regulatory Matters. The culmination of net losses in recent quarters has had a negative impact on our operations, liquidity and capital adequacy and has resulted in actions by our regulators to restrict our operations as noted below.

Regulatory Actions

On February 11, 2009, our company entered into a written agreement with the Federal Reserve. This agreement is designed to enhance our company’s ability to act as a source of strength to our bank and requires that our company obtain Federal Reserve approval before paying dividends, taking dividends from our bank, making payments on subordinated debt or trust preferred securities, incurring debt or purchasing/redeeming our company stock. Further, under the terms of the agreement, our company will submit a capital plan, obtain Federal Reserve approval before appointing new directors or senior executive officers and is required to comply with certain payment restrictions on golden parachute payments and indemnification restrictions and to furnish periodic progress reports to the Federal Reserve regarding compliance with the agreement. The agreement with the Federal Reserve will remain in effect until modified or terminated by the Federal Reserve.

On February 12, 2009, our bank agreed to the issuance of a consent order. The order is a formal corrective action pursuant to which our bank has agreed to address specific areas through the adoption and implementation of procedures, plans and policies designed to enhance the safety and soundness of our bank. These affirmative actions include management assessment, increased Board participation, implementation of plans to address capital, disposition of assets, allowance for loan losses, reduction in the level of classified and delinquent loans, loan portfolio diversification, profitability, strategic planning, liquidity and funds management and a reduction in the level of brokered deposits. In addition, our bank is required to maintain specified capital levels, notify the FDIC and the DFI of director and management changes and obtain prior approval of dividend payments. The order specifies certain timeframes for meeting these requirements, and our bank must furnish periodic progress reports to the FDIC and DFI regarding its compliance with the order. The order will remain in effect until modified or terminated by the FDIC and the DFI.

Business Plan and Going Concern Considerations

None of the timeframes under the regulatory consent order or the agreement have lapsed and therefore we are in the process of responding to the provisions of both documents. We are drafting and messaging for submission to the DFI and the FDIC our business plan that we plan to submit or before the due date of May 12, 2009. Our first progress report is due April 30, 2009. In addition, we are developing and will implement the required plans that incorporate the following components: maintenance of a Tier 1 Leverage ratio at 10.0%, reduction in the level of classified assets, reduced reliance on brokered deposits, a reduction in the level of “land and construction” loans and the development of a profit plan.

In order to achieve compliance with the terms of the order and the agreement, we will need to either raise capital, sell assets to deleverage, or both. Our ability to accomplish these goals is significantly constricted by the current economic environment. As has been widely publicized, access to capital markets is extremely limited in the current economic environment, and we can give no assurances that we will be able to access any such capital or sell more assets. Our ability to decrease our levels of non-performing assets is also vulnerable to market conditions as many of our borrowers rely on an active real estate market as a source of repayment, particularly our construction loan borrowers, and, as mentioned, the sale of loans in this market is difficult. If the real estate market does not improve, our level of non-performing assets may continue to increase. Furthermore, traditional venues for asset sales, including the SBA secondary market under the SBA’s 7(a) loan program and Certified Development Companies (“CDC’s”) for SBA 504 loan program, have also not been active.

As a result of the asset quality and capital concerns impacting us, we have been aggressively addressing our liquidity needs to maintain an adequate cash flow position to sustain operations of the Company. As of March 13, 2009, we maintain approximately $45 million (Unaudited) of federal funds sold to satisfy pending repayments of brokered deposits and other cash flow obligations. As further discussed below, we have sold SBA 7(a) loans subsequent to year end to enhance our liquidity position and to deleverage the balance sheet. As of March 13, 2009, we maintain the following sources of liquidity (unaudited):

•	$45 million of federal funds sold.

•	$66 million of SBA 7(a) loans held for sale

•	$81 million of borrowing capacity at the FRB Discount Window.

•

Additionally, we are continuously looking at strategic asset sales the could be facilitated without further impairment of capital, such as sales of OREO, sales of SBA 504 loans held for sale to non CDC enterprises and potentially the liquidation of bank-owned life insurance.

Since December 31, 2008, we have sold approximately $47.4 million (Unaudited), at a gain of $550 thousand (Unaudited), of our SBA 7(a) loans classified as loans held for sale at December 31, 2008. In addition, we have contracts to sell an additional $18.9 million, (Unaudited) which are anticipate closing on or before March 31, 2009. The pending sales are expected to result in losses of $1.5 million (Unaudited). We have ceased originating construction and SBA loans, although we continue to fund on commitments previously issued. Finally, our special assets division has been aggressively marketing foreclosed real estate in an effort to sell non-interest earning assets at sales prices that do not further deteriorate our capital position.

Due to the conditions and events discussed herein, we believe substantial doubt exists as to our ability to continue as a going concern. We have determined that significant additional sources of liquidity and capital will be required for us to continue operations through 2009 and beyond. We have engaged financial advisors to assist the company in its efforts to raise additional capital, sell assets and explore other strategic alternatives to address our current and expected liquidity and capital deficiencies. To date, those efforts have not yielded any definitive options. As a result of our financial condition, our regulators are continually monitoring our liquidity and capital adequacy. Based on their assessment of our ability to continue to operate in compliance with the consent order and the Federal Reserve agreement, our regulators may take other and further actions, including the assessment of civil money penalties against our bank or our company and their respective officers, directors and other interested parties or they may seek to enforce the order or agreement in federal court. If our bank or our company were to engage in other unsafe and unsound banking practices, the regulators have various enforcement tools available to them including the issuance of capital directives, orders to cease engaging in certain business activities and the issuance of modified or additional orders or agreements. If a severe liquidity crisis were to occur (the bank were unable to pay its liabilities when due) or a significant deterioration in the bank’s or the company’s capital levels were experienced, the regulators could seek to terminate deposit insurance (a lengthy process) or revoke our charter and upon such event, the FDIC would liquidate the assets of the bank.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of any extraordinary regulatory action, which would affect our ability to continue as a going concern.

NOTE C – INVESTMENT SECURITIES

The following table is a comparison of amortized cost and fair value of investment securities available-for-sale as of December 31, 2008:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(dollars in thousands)
U.S. government agency securities	$18,331	$—	$(304)	$18,027
Government Sponsored Enterprise mortgage-backed securities	2,189	67	—	2,256

Total	$20,520	$67	$(304)	$20,283

At December 31, 2007 we had no securities classified as available-for-sale.

The following tables are a comparison of amortized cost and fair value of investment securities held-to-maturity as of the dates indicated:

	December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(dollars in thousands)
U.S. treasuries	$300	$—	$—	$300
Government Sponsored Enterprise mortgage-backed securities	2,868	129	—	2,997

Total	$3,168	$129	$—	$3,297

	December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(dollars in thousands)
Government Sponsored Enterprise mortgage-backed securities	$2,981	$65	$—	$3,046

Total	$2,981	$65	$—	$3,046

There were no sales of available-for-sale securities during 2008, 2007 and 2006

The amortized cost and fair value of our investment securities available-for-sale and held-to-maturity at year end 2008 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-For-Sale		Held-To-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$300	$300
Due from five to ten years	9,779	9,623	—	—
Due after ten years	8,552	8,404	—	—
Government Sponsored Enterprise mortgage-backed securities	2,189	2,256	$2,868	$2,997

	$20,520	$20,283	$3,168	$3,297

Securities pledged at year-end 2008 had a carrying amount of $23.2 million and were pledged to secure FHLB advances and treasury, tax and loan deposits. There were no pledged securities at year-end 2007.

At year-end 2008 and 2007, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with unrealized losses at year-end 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less Than 12 Months		12 Months or Longer		Total
	(dollars in thousands)
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agency securities	$17,764	$(304)	$—	$—	$17,764	$(304)

Total	$17,764	$(304)	$—	$—	$17,764	$(304)

Unrealized losses on U.S. government agency securities have not been recognized into income because the securities are of high credit quality (rated AAA), management has the intent and ability to hold for the foreseeable future or maturity, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the securities approach maturity.

NOTE D – LOANS

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

We also originated SBA loans for sale to institutional investors. A substantial portion of our revenues are from origination of loans guaranteed by the Small Business Administration under its Section 7(a) program and sale of the guaranteed portions of those loans. Funding for the Section 7(a) program depends on annual appropriations by the U.S. Congress.

Under the SBA’s 7(a) program, loans in excess of $150 thousand up to $2 million are guaranteed 75% by the SBA. Generally, this guarantee may become invalid only if the loan does not meet the SBA underwriting, documentation, and servicing guidelines. Loans under $150 thousand are guaranteed 85% by the SBA. At December 31, 2008 and 2007, $124.7 million and $46.4 million of loans and loans held-for-sale were guaranteed under these programs.

NOTE E – ALLOWANCE FOR LOAN LOSSES

A summary of the changes in the allowance for loan losses as of December 31 2008, 2007, and 2006 follows:

	2008	2007	2006
	(dollars in thousands)
Balance at Beginning of Year	$16,022	$12,522	$9,039
Additions to the Allowance Charged to Expense	78,432	4,600	3,650
Recoveries on Loans Charged Off	387	236	214

	94,841	17,358	12,903
Loans Charged Off	(43,304)	(1,336)	(381)

	$51,537	$16,022	$12,522

The following is a summary of the investment in impaired and nonperforming loans, the related allowance for loan losses, and income recognized thereon as of December 31, 2008, 2007, and 2006:

	2008	2007	2006
	(dollars in thousands)
Recorded Investment in Nonperforming Loans	$114,243	$30,936	$19,124
Guaranteed Portion of Nonperforming Loans	(2,877)	(10,379)	(10,335)

Net Non-Performing Loans	$111,366	$20,557	$8,789

Net impaired loans with allocated allowance for loan loss	$109,835	$10,067	$2,436
Related Allowance for impaired Loans	$18,142	$1,854	$615
Restructured loans	$—	$539	$—
Average Recorded Net Investment in Nonperforming Loans	$70,827	$15,325	$3,509
Interest Income Recognized for Cash Payments	—	—	—
Interest Income Foregone on non-accrual loans since placed on nonaccrual	$4,167	$4,110	$1,974
Total Loans Past-Due Ninety Days or More and Still Accruing	$1,531	$—	$140

Net impaired loans with an allocated allowance for loan losses represent 100% of the impaired loans of $109,835 at December 31, 2008. During the year ended December 31, 2008, based on regulatory guidance, our bank charged-off all the specific reserves calculated under SFAS 114 associated with $109,835 million of impaired loans at December 31, 2008 except $1.5 million. Gross charge-offs incurred in 2008 on impaired loans with an allocated allowance for loan loss was approximately $26.0 million. Although, in most instances updated collateral valuations were obtained, such as appraisals, to determine the specific charge-offs, management has established an additional 10% loss allocation on all impaired loans in the calculation due to the majority of the loans being real estate secured and the changing environment related to this collateral.

At December 31, 2008 there was one loan past due ninety days or more and still accruing. This loan is well secured and in process of collection. Subsequent to December 31, 2008 the Company received a $900,000 payment on the loan.

In addition to loans disclosed above as non-performing as of December 31, 2008, management also identified further weaknesses in $12.8 million of already classified loans. Estimated potential losses from these potential credit weaknesses of $2.5 million have been provided for in determining the allowance for loan losses at December 31, 2008.

NOTE F – SERVICING ASSETS AND INTEREST-ONLY STRIPS RECEIVABLE

At December 31, 2008, we were servicing approximately $385.7 million of the guaranteed portion of 7(a) loans previously sold with a weighted-average servicing and I/O rate of 1.69%. At December 31, 2007, we were servicing approximately $374.4 million of the guaranteed portion of 7(a) loans previously sold with a weighted-average servicing and I/O rate of 1.69%. At December 31, 2006, we were servicing approximately $399.9 million of the guaranteed portion of 7(a) loans previously sold with a weighted-average servicing and I/O rate of 2.01%. The cash collected from servicing is used to cover the operating expenses of servicing the portfolio. Adequate servicing compensation, in accordance with industry standards, is 40 basis points of the principal balance sold. A summary of the changes in the related servicing assets and interest-only strips receivable for the years ending December 31, 2008, 2007, and 2006, are as follows:

	Servicing Assets
	December 31, 2008	December 31, 2007	December 31, 2006
	(dollars in thousands)
Balance at Beginning of Period	$5,350	$8,288	$8,169
Increase from Loan Sales	1,177	1,557	2,378
Amortization Charged to Income	—	—	(2,259)
Fair Market value adjustment	(1,561)	(4,495)	—

Balance at End of Period	$4,966	$5,350	$8,288

	Interest-Only Strips Receivable
	December 31, 2008	December 31, 2007	December 31, 2006
	(dollars in thousands)
Balance at Beginning of Period	$6,599	$13,215	$22,068
Increase from Loan Sales	3,334	69	1,377
Amortization Charged to Income	—	—	(9,228)
Fair Market value adjustment	(2,950)	(6,685)	(1,002)

Balance at End of Period	$6,983	$6,599	$13,215

At December 31, 2006, we had an unrealized loss of $296 thousand, which decreased the I/O strip receivable to $13.2 million. As discussed in Note A, all fair value adjustments are recognized through income in 2007 and 2008.

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

The table below summarizes the constant prepayment rates (“CPR”) for national SBA pools for each year following the date of origination based on their maturities at December 31, 2008 and 2007.

SBA Pools – Constant Prepayment Rates Variable Rate Pools
December 31, 2008							December 31, 2007
Issue Date	< 8 Yr Life CPR	8-10 Yr Life CPR	10-13 Yr Life CPR	13-16 Yr Life CPR	16-20 Yr Life CPR	> 20 Yr Life CPR	< 8 Yr Life CPR	8-10 Yr Life CPR	10-13 Yr Life CPR	13-16 Yr Life CPR	16-20 Yr Life CPR	> 20 Yr Life CPR
Year 1	9.59	7.11	6.42	7.56	7.41	7.48	8.69	7.79	7.24	5.20	7.94	6.76
Year 2	15.66	14.95	12.63	13.19	13.75	13.63	17.31	16.35	14.58	12.79	13.96	13.27
Year 3	19.02	18.94	16.50	16.70	18.32	18.45	21.53	20.55	18.99	17.55	18.25	18.38
Year 4	19.93	19.82	18.35	18.39	21.28	22.05	22.13	21.26	20.91	19.82	20.98	22.20
Year 5	18.68	18.38	18.51	18.52	22.81	24.54	19.88	19.44	20.77	20.02	22.33	24.83
Year 6	15.62	15.43	17.31	17.39	23.10	26.02	15.65	16.03	19.05	18.57	22.48	26.41
Year 7	11.46	11.79	15.15	15.30	22.33	26.59	10.69	12.04	16.20	15.92	21.61	27.03
Year 8	7.04	8.35	12.34	12.53	20.68	26.36	6.10	8.50	12.72	12.51	19.92	26.82
Year 9	0.00	5.93	9.28	9.41	18.34	25.44	0.00	6.33	9.09	8.80	17.57	25.88
Year 10	0.00	4.79	6.31	6.23	15.55	23.94	0.00	5.93	5.78	5.25	14.80	24.35
Year 11+	0.00	0.00	3.80	3.28	12.45	21.97	0.00	0.00	3.12	1.61	7.84	17.93

The value of the servicing assets would decrease $667 thousand if prepayment speeds increased 10% and the value of the servicing asset would decrease $1.3 million if prepayment speeds increased 20%.

The expected overall average life of the servicing portfolio is 3.45 years. The following schedule displays the weighted-average discount rates for each SBA pool after applying the CPRs identified above and our estimated discount rates for each SBA pool at December 31, 2008 and 2007 based on assessing each component.

		Disc Rate
Original Maturity		December 31, 2008	December 31, 2007
< 8	Years	14.71%	13.24%
8-10	Years	14.19%	13.78%
10-13	Years	14.30%	14.07%
13-16	Years	14.40%	14.07%
16-20	Years	14.44%	13.25%
> 20	Years	13.84%	12.98%

The servicing assets value would decrease $268 thousand if the discount rate increased 1% and the servicing asset value would decrease $525 thousand if the discount rate increased 2%. The amount of interest retained on the sold portion of the SBA 7(a) loans does not change even though most of the underlying loans are variable rate. Since the retained interest is fixed, changes in interest rates impact the value. Therefore, when rates rise, the value declines and when rates decline the value increases.

NOTE G – PREMISES AND EQUIPMENT

A summary of premises and equipment as of December 31, 2008 and 2007 follows:

	2008	2007
	(dollars in thousands)
Land	$500	$500
Buildings and Leasehold Improvements	3,748	2,603
Autos	394	1,536
Furniture, Fixtures, and Equipment	7,526	6,906

	12,168	11,545
Accumulated Depreciation and Amortization	(6,658)	(6,274)

	$5,510	$5,271

Depreciation and amortization expense for premises and equipment was $1.6 million in 2008 and 2007, and $1.5 million in 2006.

We have entered into several leases for our branches and loan production offices which expire at various dates through 2018. These leases include provisions for periodic rent increases as well as payment by the lessee of certain operating expenses. Rental expense relating to these leases was $2.3 million in 2008, $2.1 million in 2007, and $1.9 million in 2006. The approximate future minimum annual payments for these leases by year are as follows:

Year	(dollars in thousands)
2009	$1,851
2010	1,322
2011	902
2012	522
2013	431
Thereafter	1,237

$6,265

The minimum rental payment shown above is given for the existing lease obligations and is not a forecast of future rental expense.

NOTE H – OTHER REAL ESTATE OWNED (“OREO”)

We had $33.7 million in OREO at December 31, 2008, of which $4.2 million was guaranteed by the SBA compared to no OREO at December 31, 2007 and $1.3 million at December 31, 2006, of which $638 thousand was guaranteed by the SBA. Activity in Other Real Estate Owned was as follows:

	2008	2007	2006
	(dollars in thousands)
Beginning of year	$—	$1,255	$2,111
Additions	50,920	1,411	2,131
Direct write-downs	(3,031)	—	—
Valuation allowance	(1,452)	—	—
Sales	(12,111)	(2,657)	(3,062)
Gain (loss)	(587)	(9)	75

End of year	$33,739	$—	$1,255

Expenses related to foreclosed assets include:
Net loss (gain) on sales	$587	$9	$(75)
Direct write-downs	3,031
OREO expenses, net of rental income	2,150	—	—
OREO valuation allowance	1,452	—	—

	$7,220	$9	$(75)

Activity in the Valuation Allowance is as follows:
Beginning Balance	$—	$—	$—
Provision charged to expense	1,452	—	—

Ending Balance	$1,452	$—	$—

NOTE I – DEPOSITS

At December 31, 2008 the scheduled maturities of time deposits are as follows:

Year	(dollars in thousands)
2009	$986,646
2010	81,035
2011	305
2012	273
2013	6

$1,068,265

Our five largest depositors had approximately $88.1 million and $75.4 million on deposit (excluding brokered deposits) at December 31, 2008 and 2007, respectively. Brokered deposits were $361.0 and $88.2 million at December 31, 2008 and 2007, respectively.

NOTE J – FEDERAL RESERVE BANK, DISCOUNT WINDOW ADVANCES, FHLB ADVANCES AND OTHER BORROWINGS

During 2008 we augmented our borrowing capacity by establishing a credit relationship at the Federal Reserve Bank Discount Window. Our borrowing capacities at the Federal Reserve Bank (“Federal Reserve”) Discount Window and Federal Home Loan Bank (“FHLB”) fluctuate with loans and securities balances pledged as collateral. Payments of principal on loans and securities and sales of eligible loans reduce these funding sources. At December 31, 2008, our remaining borrowing capacities with the Federal Reserve Discount Window and with the FHLB were $96.9 million and $1.9 million, respectively. At December 31, 2007, our borrowing capacity with the Federal Home Loan Bank was $81.1 million.

At December 31, 2008 the Federal Reserve Discount Window overnight advance of $13.4 million had a rate of 1.00%, while the FHLB advance of $88.5 million had a term of two months with a rate of 0.27%. At December 31, 2007, there were no borrowings from the FHLB.

At December 31, 2008 the carrying value of pledged loans at the Federal Reserve totaled $210.1 million, while the carrying value of pledged loans and securities at the FHLB totaled $162.4 million.

NOTE K – JUNIOR SUBORDINATED DEBT

Pursuant to rulings of the Federal Reserve Board, bank holding companies are permitted to issue long-term subordinated debt instruments that will, subject to certain conditions, qualify as and, therefore, augment capital for regulatory purposes. The Subordinated Debentures are subordinated to all of our existing and future borrowings. Our Subordinated Debentures can be redeemed at par value approximately five years after the date of issuance. We have the ability to defer interest payments on each of the subordinated debentures from time to time for a period not to exceed five consecutive years. During the period of deferral, there are restrictions on our ability to pay interest. As disclosed in our Form 8-K on February 3, 2009, we elected to defer interest payments on the trust preferred securities. Furthermore, as noted in our written agreement, we are now required to obtain regulatory approval before any such payments on the debentures or trust preferred securities can be made. The table below summarizes the terms of each issuance of our junior subordinated debt securities at December 31, 2008 and 2007.

Series	2008	2007	Date Issued	Rate Adjustor	Effective Rate	Maturity Date
	(dollars in thousand)
Temecula Valley Statutory Trust II	$5,155	$5,155	September 2003	3-month LIBOR +2.95%	4.82%	2033
Temecula Valley Statutory Trust III	8,248	8,248	September 2004	3-month LIBOR +2.20%	3.73%	2034
Temecula Valley Statutory Trust IV	8,248	8,248	September 2005	3-month LIBOR +1.40%	3.40%	2035
Temecula Valley Statutory Trust V	12,372	12,372	September 2006	3-month LIBOR +1.60%	3.07%	2036
Temecula Valley Statutory Trust VI	22,901	—	January 2008	Fixed Rate	9.45%	2038

Total	$56,924	$34,023

We also purchased a 3% minority interest in Temecula Valley Statutory Trusts II, III, IV, V, and VI. The balance of the equity of Temecula Valley Statutory Trusts II, III, IV, V, and VI is comprised of mandatorily redeemable preferred securities. In accordance with FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”, we do not consolidate Temecula Valley Statutory Trusts II, III, IV, V, and VI into our financial statements. Prior to the issuance of FIN No. 46, bank holding companies typically consolidated these entities. As of December 31, 2008, 2007, and 2006 we have included the net junior subordinated debt in our capital for regulatory capital purposes.

On June 26, 2007, we redeemed $7.2 million of junior subordinated debt of Temecula Valley Statutory Trust I. Proceeds from our common stock offering in November 2006 were used to redeem the debt. The debt had a rate of 3-month LIBOR plus 3.45%.

On January 17, 2008 we issued $22.9 million of junior subordinated debt through Temecula Valley Statutory Trust VI (Trust VI) at a fixed rate of 9.45%, with $16 million of the net proceeds transferred to our bank as tier one capital. The debt securities issued by Trust VI are publicly traded under the ticker symbol of TMPR on the NASDAQ stock exchange. Each share has a par value of $10.00. The market value per share on December 31, 2008 was $1.49.

NOTE L – EMPLOYEE BENEFITS

During 2000, we adopted a retirement savings plan for the benefit of our employees. Contributions to the plan are determined annually by our Board of Directors. The expense for this plan was $632 thousand in 2008, $614 thousand in 2007, and $486 thousand in 2006.

We have entered into retirement benefit agreements with certain officers providing for future benefits aggregating approximately $10.5 million, payable in equal annual installments for fifteen years, from the retirement dates of each participating officer. The estimated future benefits to be paid are being accrued over the period from the effective date of the agreements until the end of the contractual benefit or death of the executive. For the year ended December 31, 2008, the expense recognized was $(2.9) million due to the reversal of $3.8 million of retirement benefits and deferred compensation for former executives that resigned during 2008. The expense recognized was $1.5 million and $654 thousand, for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2008 and 2007, $1.5 million and $4.6 million has been accrued in conjunction with these agreements. Amounts paid under these agreements totaled $205 thousand in 2008 and $400 thousand in 2007. We are the beneficiary under split dollar agreements of life insurance policies that have been purchased and the net tax free earnings are used as the method of financing the benefits under the agreements.

On June 28, 2006, our Board adopted the Executive Nonqualified Excess Plan (“Executive Nonqualified Plan”) and related documents. The Executive Nonqualified Plan is an unfunded, nonqualified deferred compensation plan intended to comply with the requirements of Section 409A of the Internal Revenue Code and regulations promulgated thereunder, and will apply to amounts deferred after January 1, 2005 under the Executive Nonqualified Plan. The purpose of the Executive Nonqualified Plan is to encourage selected key managerial employees to maintain their employment with us by allowing them to defer compensation. The key managerial employees eligible to participate in the Executive Nonqualified Plan are determined at the sole discretion of our Board. The plan provides for discretionary matching contributions. We have not approved any contributions. As of December 31, 2008 and 2007, $1.6 million and $1.4 million has been deferred under this plan.

On June 28, 2006, our Board approved the adoption of the Employee Stock Ownership Plan (“ESOP”) for the benefit of eligible employees and their beneficiaries. The ESOP is intended to constitute a stock bonus employee stock ownership plan within the meaning of Sections 4975(e)(7) and 407(d)(6) of the Employee Retirement Income Security Act of 1974. The amount to be contributed to the ESOP by our bank is determined by our Board with such contributions principally invested in our stock. Contributions are at the discretion of our Board. The employee benefit expense is accrued monthly and annually transferred to the ESOP upon approval of our Board.

Contributions to the ESOP plan were $150 thousand for each of the years ended December 31, 2007 and 2006 with no contributions made during 2008. Currently, the ESOP is non-leveraged.

As of December 31, 2008 and 2007, the ESOP owns 17,152 and 19,373 shares of common stock, respectively, of which 7,038 shares were acquired in the private placement stock offering in November 2006. Following is a brief description of the plan.

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

NOTE M – INCOME TAXES

Our company is subject to U.S federal income tax as well as income tax of ten states, of which, the primary tax jurisdiction is the state of California. The provision (benefit) for income taxes included in the statements of income as of the years ended December 31 consist of the following:

	December 31,
	2008	2007	2006
	(dollars in thousands)
Current:
Federal	$(9,498)	$11,122	$10,917
State	(3,094)	3,198	3,060

	(12,592)	14,320	13,977
Provision for deferred income taxes	(18,322)	(3,943)	(2,314)

Provision for valuation allowance on deferred income taxes	14,285	—	—

Provision (benefit) for income taxes	$(16,629)	$10,377	$11,663

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition. Our principal temporary differences are from loan loss provision accounting, deferred compensation plans, and depreciation differences. The provision (benefit) for income taxes varies from the federal statutory rate as follows for the years ended December 31 2008, 2007, and 2006:

	December 31,
	2008		2007		2006
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
	(dollars in thousands)
Federal Tax Rate	$(25,727)	34.0%	$8,930	35.0%	$10,004	35.0%
State Income Taxes, Net of Federal Income Tax Benefit	(5,032)	6.7%	1,274	5.0%	1,619	5.6%
Income from Cash Surrender Value of Life Insurance	(379)	0.5%	(349)	(1.4%)	(261)	(0.9%)
Meals & Entertainment	43	(0.1%)	67	0.3%	73	0.3%
Incentive Stock Option Expense	181	(0.2%)	240	0.9%	265	0.9%
Valuation Allowance	14,285	(18.9%)	—	—	—	—
Other Items, Net	—	—	215	0.9%	(37)	(0.1%)

Total	$(16,629)	22.0%	$10,377	40.7%	$11,663	40.8%

The following is a summary of the components of the net deferred tax asset accounts recognized in the accompanying statements of financial condition:

	December 31,
	2008	2007
	(dollars in thousands)
Deferred Tax Assets:
Allowance for Loan Losses	$21,208	$6,737
Deferred Compensation Plans	1,286	2,526
NQ Stock Option Expense	99	201
State Taxes	3	1,007
Reserve for Undisbursed Loans	185	275
Loans held for sale fair value adjustment	1,639	—
Non-accrual Interest	1,685	1,264
OREO Writedowns	1,247	—
OREO Valuation Allowance	597	—
CA NOL Carryforward	2,261	—
Depreciation	581	441
Donations	25	—
Loss on Sale of Fixed Assets	27	—

	30,843	12,451

Deferred Tax Liabilities:
FHLB Stock Dividends	(223)	(153)

	(223)	(153)

Valuation Allowance	(14,285)	—

Net Deferred Tax Assets	$16,335	$12,298

At December 31, 2008 the valuation allowance recorded against the net deferred tax asset totaled $14.3 million. The deferred tax asset remaining at December 31, 2008 is realizable based on net operating loss carrybacks totaling approximately $26 million and other tax strategies totaling $14 million. At December 31, 2007, there was no valuation allowance recorded against the net deferred tax asset.

At year end 2008, the Company has State of California net operating loss carryforwards of approximately $31.6 million which expire in the year 2019.

The Company is subject to U.S. federal income tax as well as income tax of twelve states, of which, the primary tax jurisdiction is the state of California. The Company is no longer subject to examination by the Internal Revenue Service for years before 2004 and for examination from the taxing authorities of the state of California for years before 2003.

NOTE N - EARNINGS PER SHARE (“EPS”)

The following is a reconciliation of net income (loss) and shares outstanding to income (loss) and number of shares used to compute EPS as of the years ended December 31, 2008, 2007, and 2006:

	December 31,
	2008			2007			2006
	Loss	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(dollars and shares in thousands, except per share amount)
Net Income (Loss) as Reported	$(59,039)			$15,138			$16,920
Weighted Average Shares Outstanding During the Year		10,054			10,411			9,235

Used in Basic EPS	(59,039)	10,054	$(5.87)	15,138	10,411	$1.45	16,920	9,235	$1.83
Dilutive Effect of Stock Options		—	—		356	(0.04)		563	(0.10)

Used in Dilutive EPS	$(59,039)	10,054	$(5.87)	$15,138	10,767	$1.41	$16,920	9,798	$1.73

Stock options for 175 thousand, and 55 thousand shares of common stock were not considered in computing diluted earnings per common share for 2007, and 2006, respectively, because they were ant dilutive. Due to the net loss in 2008, no stock options were considered in the computation of diluted earnings per share.

NOTE O - STOCK OPTION PLAN

At December 31, 2008, we have three fixed option plans, the 1996 Plan, the 1997 Bank Plan, and the 2004 Plan. under which 4,500,000 shares of our holding company’s common stock may be issued. As of December 31, 2008, there were 462,656 shares available for grant under the 2004 Plan. The following is a brief description of each plan.

•

The 1996 Plan - An incentive stock option plan for officers and employees. Under this plan we may grant options for up to 1,800,000 shares of common stock at 100% of the fair market value at the date the options are granted.

•

The 1997 Bank Plan -A nonqualified stock option plan for directors. Under this plan, we may grant options for up to 1,500,000 shares of common stock at 85% or greater of the fair market value at the date the options are granted.

•

The 2004 Plan - An incentive/nonqualified stock option plan for directors, officers and employees. Under this plan we may grant options for up to 1,200,000 shares of common stock at 100% of the fair market value for incentive stock options and 85% or greater of the fair market value for non qualified stock options as of the grant date.

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

The weighted-average grant-date fair value of options granted during 2008 was $2.76. The weighted-average grant-date fair value of options granted during 2007 was $6.10. The weighted-average grant-date fair value of options granted during 2006 was $7.06. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	December 31,
	2008	2007	2006
Expected life (years)	4	4	4
Risk-free interest rate	2.74%	4.76%	4.39%
Weighted Average Expected Volatility	43.59%	36.72%	29.29%
Expected annual dividends	2%	none	none

The expected life of the options represents the period of time that options granted are expected to be outstanding based primarily on the historical exercise behavior attributable to previous option grants. The risk free interest rate is based on a rate comparable with the expected life of the option. The expected volatility is determined based on the historical daily volatility of our stock price over a period equal to the expected life of the option. A summary of stock option activity as of December 31, 2008, is presented below:

	Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Outstanding as of 01/01/2008	1,177,413	$10.49
Granted	314,000	$8.13
Exercised	(91,857)	$3.45
Forfeited, expired or cancelled	(149,776)	$17.07

Outstanding as of 12/31/2008	1,249,780	$9.63	$—	5.30

Vested or expected to vest	1,213,161	$9.63	$—	5.30
Options exercisable as of 12/31/2008	943,465	$9.57	$—	4.06

Tax benefits recognized in income tax expense relative to the vesting of nonqualified stock options were $48 thousand, $51 thousand, and $150 thousand in 2008, 2007, and 2006 respectively. No tax benefit is recognized for incentive stock options. SFAS No. 123R requires that an estimate of forfeitures be made when the awards are granted and thereafter updated if information becomes available indicating that actual forfeitures will differ. Based on historical information, the average annual forfeiture rate used for awards granted during 2008 was 2.93%. The total intrinsic value of options exercised during 2008, 2007, and 2006 was $466 thousand, $3.5 million, and $5.2 million, respectively. The intrinsic value equals the difference between the exercise price and the market price on the date of measurement.

As a result of the adoption of SFAS No. 123R and based on the stock-based compensation awards outstanding as of December 31, 2008, we expect to recognize additional pre-tax compensation cost (in thousands) as follows:

2009	2010	2011	Total
(dollars in thousands)
$ 365	$297	$51	$713

Future levels of compensation cost recognized related to stock-based compensation awards including the abovementioned expected costs may be impacted by new awards, forfeitures and/or modifications of existing awards.

NOTE P – LOAN COMMITMENTS AND RELATED FINANCIAL INSTRUMENTS

In the normal course of business, we enter into financial commitments to meet the financing needs of our customers.

These financial commitments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk not recognized in the statement of financial condition.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments to guarantee the performance of our customer to a third party. Since many of the commitments and standby letters of credit are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us, is based on our credit evaluation of the customer.

Our exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for loans reflected in our financial statements. As of December 31, 2008 and 2007, we had the following outstanding financial commitments whose contractual amount represents credit risk:

	December 31, 2008			December 31, 2007
	Fixed	Variable	Total	Fixed	Variable	Total
	(dollars in thousands)
Commitments to Extend Credit	$370	$276,743	$277,113	$10,843	$437,994	$448,837
Letters of Credit	—	9,807	9,807	—	11,447	11,447

Loan Commitments Outstanding	$370	$286,550	$286,920	$10,843	$449,441	$460,284

The fixed rate loan commitments have interest rates ranging from 5.00% to 7.50% as of December 31, 2008 and 3.49% to 21.00% as of December 31, 2007.

We are involved in various litigation which have arisen in the ordinary course of our business. In the opinion of our management, the disposition of such pending litigation will not have a material effect on our financial statements.

NOTE Q – FAIR VALUE

Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices unadjusted for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:	(dollars in thousands)
Investment Securities available-for-sale	$20,283	$—	$20,283	$—
SBA Servicing Asset	$4,966	$—	$4,966	$—
SBA Interest-Only Strips Receivable	$6,983	$—	$6,983	$—

Impaired Loans. A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impaired loans which are collateral based are measured at the fair value of the loans collateral value. A majority of our loans are collateral dependent and, accordingly, are measured based on the fair value of such collateral. Impaired loans which are not collateral dependent are based on the present value of the expected future cash flows. We will consider a loan to be impaired if it is probable that full interest and principal, in accordance with the contractual terms of the loan agreement, will not be collected.

Fair value of the loan’s collateral is determined by appraisals or recent transaction prices for similar collateral, adjusted for costs to liquidate collateral. As such, fair value inputs on impaired loans are considered (Level 3 inputs). At December 31, 2008, substantially all of our impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management or recent transaction prices for similar collateral. Impaired loans had a carrying amount of $109.8 million, with a valuation allowance for loan losses of $18.1 million. The provision for loan losses related to impaired loans was $44.1 million in 2008.

Loans held-for-sale. Loans held for sale consist of SBA 504 loans, SBA 7(a), USDA B & I loans and SBA 504 construction loans that have relatively long turnover periods as they are not sold until the construction is complete. Additionally, loans held for sale include the second trust deed of SBA 504 for loans which can take up to 6 months to be purchased by an SBA approved Community Development Corp. The majority of these loans are at floating rates and, consequently, fair values generally are stable, which currently results in carrying many loans at historical cost.

As of December 31, 2008, we had $117 million of SBA 7(a) loans that did not exhibit impairment based on current market activity which has provided data that the fair value exceeds our current carrying value. Our portfolio of SBA 504 loans is no longer in an active market and consequently, our holding periods have been extended, which has resulted in fair value adjustments that are based on the following: 1) recent appraisals for the underlying collateral if the loan has become delinquent; 2) subsequent sales data for the loans that we opted to sell in this illiquid market, and 3) an analysis of the present value of future cash flows for our remaining portfolio.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:	(dollars in thousands)
Impaired loans	$91,693	$—	$—	$91,693
Loans held-for-sale	$163,347	$—	$—	$163,347

The estimated fair value of financial instruments at December 31, 2008, and 2007 not previously mentioned is summarized as follows:

	2008		2007
Financial Assets:	Carrying Value	Fair Value	Carrying Value	Fair Value
	(dollars in thousands)
Cash and Due From Banks	$22,817	$22,817	$13,210	$13,210
Federal Funds Sold	—	—	4,220	4,220
Interest-bearing deposits with other Financial Institutions	1,000	1,000	1,000	1,000
Investment securities held-to-maturity	3,168	3,297	2,981	3,046
Loans Held-for-Sale	117,136	118,300	207,391	207,391
Loans, net	954,627	940,729	1,004,237	1,003,035
Federal Home Loan Bank Stock, at Cost	5,592	N/A	2,905	N/A
Accrued Interest Receivable	6,045	6,045	6,827	6,827
Financial Liabilities:
Deposits	1,295,044	1,303,080	1,161,071	1,161,175
Accrued Interest Payable	3,477	3,477	2,329	2,329
Federal Reserve Bank, Discount Window Advance	13,400	13,400	—	—
Federal Home Loan Bank Advances	88,500	88,500	—	—
Junior Subordinated Debt	56,924	25,760	34,023	34,023

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Financial Assets

The carrying amounts of cash, interest-bearing deposits with other financial institutions, federal funds sold, and accrued interest are considered to approximate fair value. The fair value of loans are estimated using a combination of techniques, including discounting estimated future cash flows and quoted market prices of similar instruments where available. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.

Financial Liabilities

The carrying amounts of deposit liabilities payable on demand, Federal Reserve, Discount Window advances, FHLB advances, and accrued interest are considered to approximate fair value. For fixed maturity deposits, fair value is estimated by discounting estimated future cash flows using currently offered rates for deposits of similar remaining maturities. The fair value of Junior subordinated debt is determined by market prices for our publicly issued and traded debt (Trust VI) and is estimated by discounting future cash flows using the estimated yield obtained on publicly traded pooled debt securities of a similar nature.

Off-Balance Sheet Financial Instruments

The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. The fair value of these financial instruments is not material.

NOTE R - REGULATORY MATTERS

Our company and our bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, our bank must meet specific capital guidelines that involve quantitative measures of our bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The consent order that was entered into on February 12, 2009 requires our bank to develop and adopt a capital plan within 90 days calling for the maintenance of the bank’s Tier 1 Leverage Capital ratio above 10% throughout the life of the order. As of March 16, 2009, the bank does not meet this level and will likely not meet this level at the time it finalizes its capital plan for submission to the regulators. Refer to Note B - Regulatory Actions, Business Plan and Going Concern Considerations for the details of our required business plan to address this shortfall. Banking organizations subject to a cease and desist order are not capable of being categorized as well capitalized, regardless of the ratios maintained. Both our bank and our company are considered undercapitalized at December 31, 2008. There are no events or conditions that since that date and up to March 16, 2009 that have changed our category.

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

			Amount of Capital Required
Temecula Valley Bancorp			For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Total Risk-Based Capital (to Risk-Weighted Assets)	$99,712	6.69%	$119,495	8.00%
Tier 1 Risk-Based Capital (to Risk-Weighted Assets)	$53,840	3.61%	$59,731	4.00%
Tier 1 Leverage Ratio (to Average Assets)	$53,840	3.49%	$61,464	4.00%
As of December 31, 2007:
Total Risk-Based Capital (to Risk-Weighted Assets)	$157,101	10.80%	$116,380	8.00%
Tier 1 Risk-Based Capital (to Risk-Weighted Assets)	$140,424	9.65%	$58,190	4.00%
Tier 1 Leverage Ratio (to Average Assets)	$140,424	10.63%	$52,844	4.00%

The following table sets forth our bank’s actual capital amounts and ratios:

			Amount of Capital Required
Temecula Valley Bank			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Total Risk-Based Capital (to Risk-Weighted Assets)	$111,321	7.49%	$119,337	8.00%	$149,172	10.00%
Tier 1 Risk-Based Capital (to Risk-Weighted Assets)	$92,406	6.22%	$59,658	4.00%	$89,487	6.00%
Tier 1 Leverage Ratio (to Average Assets)	$92,406	6.00%	$61,335	4.00%	$76,669	5.00%
As of December 31, 2007:
Total Risk-Based Capital (to Risk-Weighted Assets)	$154,912	10.66%	$116,290	8.00%	$145,362	10.00%
Tier 1 Risk-Based Capital (to Risk-Weighted Assets)	$138,235	9.51%	$58,145	4.00%	$87,217	6.00%
Tier 1 Leverage Ratio (to Average Assets)	$138,235	10.48%	$52,805	4.00%	$66,006	5.00%

Our bank is restricted as to the amount of dividends that can be paid to our holding company. Dividends declared by banks that exceed the net income (as defined) for the current year plus retained net income for the preceding two years must be approved by the regulators. Our bank may not pay dividends that would result in its capital levels being reduced below the minimum requirements shown above. Refer to Note B –for discussion of prior regulatory approval relative to the payment of dividends.

NOTE S – CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY

Temecula Valley Bancorp Inc. operates Temecula Valley Bank. Temecula Valley Bancorp Inc. commenced operations during 2002. The earnings of the subsidiary are recognized on the equity method of accounting. Condensed financial statements of our parent company only are presented below:

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	Year Ended December 31,
	2008	2007
ASSETS:	(dollars in thousands)
Cash	$2,048	$2,616
Investment in Temecula Valley Statutory Trust II	155	155
Investment in Temecula Valley Statutory Trust III	248	248
Investment in Temecula Valley Statutory Trust IV	248	248
Investment in Temecula Valley Statutory Trust V	372	372
Investment in Temecula Valley Statutory Trust VI	764	—
Investment in Temecula Valley Bank	98,640	138,771
Other Assets	1,180	101

	$103,655	$142,511

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Other Liabilities	$116	$529
Junior Subordinated Debt	56,924	34,023
Shareholders’ Equity	46,615	107,959

	$103,655	$142,511

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2008	2007	2006
INCOME:	(dollars in thousands)
Dividends from Subsidiary Bank	$—	$13,000	$—
Cash Dividends from Statutory Trusts	125	85	73

TOTAL INCOME	125	13,085	73

EXPENSES:
Interest on Junior Subordinated Debt	3,970	2,896	2,493
Other	293	358	218
Income Tax Benefit	(1,740)	(1,333)	(1,109)

	2,523	1,921	1,602

INCOME (LOSS) BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARY	(2,398)	11,164	(1,529)
EQUITY IN UNDISTRIBUTED INCOME (LOSS) OF SUBSIDIARY	(56,641)	3,974	18,449

NET INCOME (LOSS)	$(59,039)	$15,138	$16,920

CONDENSED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2008	2007	2006
OPERATING ACTIVITIES	(dollars in thousands)
Net income (loss)	$(59,039)	$15,138	$16,920
Noncash items included in net income (loss):
Equity in income (loss) of Subsidiary	56,641	(3,974)	(18,449)
Other	(1,087)	1,317	871

NET CASH PROVIDED BY(USED) IN OPERATING ACTIVITIES	(3,485)	12,481	(658)
INVESTING ACTIVITIES
Investment in Subsidiaries	(16,764)	—	(30,700)

NET CASH USED BY INVESTING ACTIVITIES	(16,764)	—	(30,700)
FINANCING ACTIVITIES
Proceeds from Junior Subordinated Debt Securities	22,901	—	12,372
Retirement of Junior Subordinated Debt Securities	—	(7,217)	—
Proceeds from exercise of stock options	317	923	1,114
Cash dividends on common stock	(1,611)	(832)	—
Repurchase and retirement of common stock	(2,043)	(12,061)	—
Excess tax benefits from exercise of stock options	117
Proceeds from private placement stock offering, net	—	—	25,137

NET CASH PROVIDED BY FINANCING ACTIVITIES	19,681	(19,187)	38,623
NET INCREASE IN CASH AND CASH EQUIVALENTS	(568)	(6,706)	7,265
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,616	9,322	2,057

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,048	$2,616	$9,322

INDEX TO EXHIBITS

The following documents are included or incorporated by reference in this report on Form 10-K:

EXHIBIT NO.
2.(i)	Temecula Valley Bank and Temecula Valley Bancorp Amended and Restated Plan of Reorganization dated as of April 2, 2002 (included as an exhibit to Temecula Valley Bancorp’s Form 8-A12G, filed June 3, 2002 and incorporated herein by reference)

2.(ii)	Agreement and Plan of Merger of Temecula Merger Corporation and Temecula Valley Bancorp (included as an exhibit to Temecula Valley Bancorp’s Definitive Proxy Statement on Schedule 14A, filed November 20, 2003 and incorporated herein by reference)

3.(i)	Articles of Incorporation of Temecula Valley Bancorp (included as an exhibit to Temecula Valley Bancorp’s Definitive Proxy Statement on Schedule 14A, filed November 20, 2003 and incorporated herein by reference)

3.(ii)	Amended and Restated Bylaws of Temecula Valley Bancorp (included as an exhibit to Temecula Valley Bancorp’s Form 8-K, filed June 28, 2007 and incorporated herein by reference)

4.1	Common Stock Certificate of Temecula Valley Bancorp (included as an exhibit to Temecula Valley Bancorp’s Form 10-Q, filed May 17, 2004 and incorporated herein by reference)

4.2	Indenture between Temecula Valley Bancorp and Wilmington Trust Company dated January 17, 2008 (included as an exhibit to Temecula Valley Bancorp’s Form 10-K, filed March 17, 2008 and incorporated herein by reference)

4.3	Indenture between Temecula Valley Bancorp and U S Bank National Association dated September 17, 2003 (included as an exhibit to Temecula Valley Bancorp’s Form 10-K, filed March 17, 2008 and incorporated herein by reference)

4.4	Indenture between Temecula Valley Bancorp and Wilmington Trust Company dated September 20, 2004 (included as an exhibit to Temecula Valley Bancorp’s Form 10-K, filed March 17, 2008 and incorporated herein by reference)

4.5	Indenture between Temecula Valley Bancorp and Wilmington Trust Company dated September 29, 2005 (included as an exhibit to Temecula Valley Bancorp’s Form 10-Q, filed November 14, 2005 and incorporated herein by reference)

4.6	Indenture between Temecula Valley Bancorp and Wilmington Trust Company dated September 27, 2006 (included as an exhibit to Temecula Valley Bancorp’s Form 8-K, filed October 3, 2006 and incorporated herein by reference)

10.1	Temecula Valley Bank, N.A. Lease Agreement for Main Office (included as an exhibit to Temecula Valley Bancorp’s Form 10-K/SB, filed March 11, 2003 and incorporated herein by reference)

10.2	Stephen H. Wacknitz Employment Agreement effective May 1, 2007 (included as an exhibit to Temecula Valley Bancorp’s Form 10-Q, filed August 8, 2007 and incorporated by reference) #

10.3	Amendment to the Temecula Valley Bank Salary Continuation Agreement for Luther J. Mohr effective January 1, 2005 # *

10.4	First Amendment dated March 10, 2008 to Donald A. Pitcher Employment Agreement (included as an exhibit to Temecula Valley Bancorp’s Form 10-K, filed March 17, 2008 and incorporated herein by reference) #

10.5	Executive officer compensation description (included with Temecula Valley Bancorp’s Form 8-K, filed December 27, 2006 and incorporated herein by reference) #

10.7	First Amendment dated March 10, 2008 to Frank Basirico, Jr. Employment Agreement (included as an exhibit to Temecula Valley Bancorp’s Form 10-K, filed March 17, 2008 and incorporated herein by reference) #

10.8	Amended and Restated Declaration of Trust among Wilmington Trust Company, Temecula Valley Bancorp and Administrators dated September 20, 2004 (included as an exhibit to Temecula Valley Bancorp’s Form 10-K, filed March 17, 2008 and incorporated herein by reference)

10.9	James W. Andrews Employment Agreement dated December 23, 2008 # *

10.10	1996 Incentive and Non Qualified Stock Option Plan (Employees), as amended by that certain First Amendment effective May 15, 2001 and that certain Second Amendment effective May 15, 2002 (included in Temecula Valley Bancorp’s 10-K/SB, filed April 11, 2003 and incorporated herein by reference) #

10.11	1997 Non Qualified Stock Option Plan (Directors), as amended by that certain First Amendment effective May 15, 2001 and that certain Second Amendment effective May 15, 2002 (“Director Plan”) (included in Temecula Valley Bancorp’s Form 10-K/SB, filed April 11, 2003 and incorporated herein by reference) #

10.11(a)	Form of ISO Stock Option Agreement for Employee Plan (included in Temecula Valley Bancorp’s Form 10-K, filed March 31, 2005 and incorporated herein by reference) #

10.11(b)	Form of ISO Stock Option Agreement for Employee Plan with Acceleration Provisions (included in Temecula Valley Bancorp’s Form 10-K, filed March 31, 2006 and incorporated herein by reference) #

10.12	Amended and Restated Salary Continuation Agreement between Temecula Valley Bank and Stephen H. Wacknitz dated September 30, 2004 (included in Temecula Valley Bancorp’s Form 10-Q/A, filed November 18, 2004 and incorporated herein by reference) #

10.12(a)	Form of NSO Stock Option Agreement for Director Plan (included in Temecula Valley Bancorp’s Form 10-K, filed March 31, 2005 and incorporated herein by reference) #

10.13	Amended and Restated Salary Continuation Agreement between Temecula Valley Bank and Luther J. Mohr dated January 28, 2004 (included in Temecula Valley Bancorp’s Form 10-Q/A, filed November 18, 2004 and incorporated herein by reference) #

10.14	Temecula Valley Bank Employee Stock Ownership Plan effective as of January 1, 2006 (included in Temecula Valley Bancorp’s Form 10-Q, filed August 8, 2006 and incorporated herein by reference) #

10.15	The Executive Nonqualified Plan (included in Temecula Valley Bancorp’s Form 10-Q, filed August 8, 2006 and incorporated herein by reference) #

10.16	Amendment to the Temecula Valley Bank Executive Supplemental Compensation Agreement between Temecula Valley Bank and Martin Plourd dated December 31, 2007 (included as an exhibit to Temecula Valley Bancorp’s Form 10-K, filed March 17, 2008 and incorporated herein by reference) #

10.17	Amendment to the Split Dollar Agreement between Temecula Valley Bank and Martin Plourd dated December 31, 2007 (included as an exhibit to Temecula Valley Bancorp’s Form 10-K, filed March 17, 2008 and incorporated herein by reference) #

10.17(a)	Temecula Valley Bancorp Inc. Amended and Restated 2004 Stock Incentive Plan (“Stock Incentive Plan”) (included in Temecula Valley Bancorp’s Form 8-K, filed May 29, 2008 and incorporated herein by reference) #

10.17(b)	Form of NSO Stock Option Agreement for Stock Incentive Plan (included in Temecula Valley Bancorp’s Form 10-K, filed March 31, 2005 and incorporated herein by reference) #

10.17(c)	Form of ISO Stock Option Agreement for Stock Incentive Plan (included in Temecula Valley Bancorp’s Form 10-K, filed March 31, 2005 and incorporated herein by reference) #

10.17(d)	Form of ISO Stock Option Agreement for Stock Incentive Plan with Acceleration Provisions (included in Temecula Valley Bancorp’s Form 10-K, filed March 31, 2006 and incorporated herein by reference) #

10.18	Executive Deferred Compensation Agreement between Temecula Valley Bank and Stephen H. Wacknitz dated September 30, 2004 (included in Temecula Valley Bancorp’s Form 10-Q/A, filed November 18, 2004 and incorporated herein by reference) #

10.19	Temecula Valley Bank Executive Supplemental Compensation Agreement between Temecula Valley Bank and Stephen H. Wacknitz effective as of January 1, 2005 # *

10.20	Executive officer compensation description (included in Temecula Valley Bancorp’s Form 8-K, filed September 28, 2007 and incorporated herein by reference) #

10.21	Amendment to the Executive Supplemental Compensation Agreement between Temecula Valley Bank and Jim Andrews dated December 31, 2007 (included as an exhibit to Temecula Valley Bancorp’s Form 10-K, filed March 17, 2008 and incorporated herein by reference) #

10.22	Split Dollar Agreement between Temecula Valley Bank and Luther J. Mohr dated September 30, 2004 (included in Temecula Valley Bancorp’s Form 10-Q/A, filed November 18, 2004 and incorporated herein by reference) #

10.22(a)	First Amendment dated December 31, 2005 to Split Dollar Agreement between Temecula Valley Bank and Luther J. Mohr dated September 30, 2004 (included in Temecula Valley Bancorp’s Form 10-K, filed March 31, 2006 and incorporated herein by reference) #

10.23	Split Dollar Life Insurance Agreement between Temecula Valley Bank and Stephen H. Wacknitz dated June 1, 2008 # *

10.24	Executive officer appointment (included in Temecula Valley Bancorp’s Form 8-K, filed January 15, 2008 and incorporated herein by reference)

10.25	Donald A. Pitcher Employment Agreement dated December 4, 2006 (included in Temecula Valley Bancorp’s Form 8-K, filed December 5, 2006 and incorporated herein by reference) #

10.26	Bonus Pool Arrangement/Executive Officer Compensation and Duties Title description (included in Temecula Valley Bancorp’s Form 8-K filed July 27, 2007 and incorporated herein by reference) #

10.27	Amendment to the Temecula Valley Bank Executive Supplemental Compensation Agreement for Frank Basirico, Jr. effective September 1, 2006. # *

10.28	Director compensation description (included in Temecula Valley Bancorp’s Form 8-K, filed December 27, 2006 and incorporated herein by reference) #

10.29	Amended and Restated Salary Continuation Agreement between Temecula Valley Bank and Donald A. Pitcher entered into December 29, 2006 (included in Temecula Valley Bancorp’s Form 10-K, filed March 14, 2007 and incorporated herein by reference) #

10.30	Amended and Restated Split Dollar Agreement between Temecula Valley Bank and Donald A. Pitcher entered into December 29, 2006 (included in Temecula Valley Bancorp’s Form 10-K, filed March 14, 2007 and incorporated herein by reference) #

10.31	Executive officer compensation description (included in Temecula Valley Bancorp’s Form 8-K, filed December 27, 2006 and incorporated herein by reference) #

10.32	Executive officer compensation description (included in Temecula Valley Bancorp’s Form 8-K, filed February 1, 2008 and incorporated herein by reference) #

10.33	Executive officer compensation and new directors description (included in Temecula Valley Bancorp’s Form 8-K, filed December 19, 2008) #

10.34	Executive officer compensation and Bonus Pool Arrangement-Revised and Restated description (included in Temecula Valley Bancorp’s Form 8-K, filed March 7, 2006, and incorporated by reference) revising Executive Officer Compensation-Revised and Restated (originally filed as Exhibit 10.34 February 7, 2006 to Temecula Valley Bancorp’s Form 8-K and incorporated herein by reference) #

10.35	Director compensation description (included in Temecula Valley Bancorp’s Form 8-K, filed February 3, 2009) #

10.36	Executive officer compensation description (included in Temecula Valley Bancorp’s Form 8-K, filed July 27, 2007 and incorporated herein by reference) #

10.37	Stipulation and Consent to the Issuance of a Cease and Desist Order and Order to Cease and Desist between Temecula Valley Bank, the FDIC and the DFI dated February 12, 2009 (included as an exhibit to Temecula Valley Bancorp’s Form 8-K, filed February 18, 2009 and incorporated herein by reference)

10.38	David Bartram Employment Agreement effective November 19, 2007 (included as an exhibit to Temecula Valley Bancorp’s Form 8-K, filed November 21, 2007 and incorporated herein by reference) #

10.39	Frank Basirico, Jr. Employment Agreement dated February 10, 2006 (included in Temecula Valley Bancorp’s Form 10-K, filed March 31, 2006 and incorporated herein by reference) #

10.40	Indemnification provided to U.S. Stock Transfer dated December 8, 2005 (included in Temecula Valley Bancorp’s Form 10-K, filed March 31, 2006 and incorporated herein by reference)

10.41	Indemnification provided by Director to Temecula Valley Bancorp dated December 8, 2005, (included in Temecula Valley Bancorp’s Form 10-K, filed March 31, 2006 and incorporated herein by reference)

10.42	Purchase Agreement dated as of September 27, 2006 (included in Temecula Valley Bancorp’s Form 8-K, filed October 3, 2006 and incorporated herein by reference)

10.43	Agreement between Temecula Valley Bancorp and the Federal Reserve Bank dated February 11, 2009 (included as an exhibit to Temecula Valley Bancorp’s Form 8-K, filed February 18, 2009 and incorporated herein by reference)

10.44	First Amendment to the Stephen H. Wacknitz Employment Agreement effective July 1, 2007 (included as an exhibit to Temecula Valley Bancorp’s 10-Q, filed May 12, 2008 and incorporated herein by reference) #

10.45	Executive Supplemental Compensation Agreement between Temecula Valley Bank and James W. Andrews entered into December 29, 2006 (included in Temecula Valley Bancorp’s Form 10-K, filed March 14, 2007 and incorporated herein by reference) #

10.46	Split Dollar Agreement between Temecula Valley Bank and James W. Andrews entered into December 29, 2006 (included in Temecula Valley Bancorp’s Form 10-K, filed March 14, 2007 and incorporated herein by reference) #

10.47	Compromise Agreement and Release between Temecula Valley Bank and David Bartram dated January 12, 2009. # *

10.48	Executive Supplemental Compensation Agreement between Temecula Valley Bank and Martin E. Plourd entered into December 29, 2006 (included in Temecula Valley Bancorp’s Form 10-K, filed March 14, 2007 and incorporated herein by reference) #

10.49	Split Dollar Agreement between Temecula Valley Bank and Martin E. Plourd entered into December 29, 2006 (included in Temecula Valley Bancorp’s Form 10-K, filed March 14, 2007 and incorporated herein by reference) #

10.50	Executive Supplemental Compensation Agreement between Temecula Valley Bank and Frank Basirico, Jr. entered into December 29, 2006 (included in Temecula Valley Bancorp’s Form 10-K, filed March 14, 2007 and incorporated herein by reference) #

10.51	Split Dollar Agreement between Temecula Valley Bank and Frank Basirico, Jr. entered into December 29, 2006 (included in Temecula Valley Bancorp’s Form 10-K, filed March 14, 2007 and incorporated herein by reference) #

10.52	Confidential Settlement and Mutual General Release Agreement between Temecula Valley Bank, Temecula Valley Bancorp Inc. and Stephen H. Wacknitz dated January 12, 2009 # *

10.53	Second Amendment dated March 10, 2008 to James W. Andrews Employment Agreement (included as an exhibit to Temecula Valley Bancorp’s Form 10-K, filed March 17, 2008 and incorporated herein by reference) #

10.54	Amended and Restated Trust Agreement among Temecula Valley Bancorp, Wilmington Trust Company and the Administrative Trustees dated January 17, 2008 (included as an exhibit to Temecula Valley Bancorp’s Form 10-K, filed March 17, 2008 and incorporated herein by reference)

10.55	Amended and Restated Declaration of Trust among U S Bank National Association, Temecula Valley Bancorp and Administrators dated September 17, 2003 (included as an exhibit to Temecula Valley Bancorp’s Form 10-K, filed March 17, 2008 and incorporated herein by reference)

10.56	Amended and Restated Declaration of Trust among Temecula Valley Bancorp, Wilmington Trust Company and the Administrators dated September 25, 2005 (included in Temecula Valley Bancorp’s Form 10-Q, filed November 4, 2005 and incorporated herein by reference)

10.57	Executive officer compensation description (included in Temecula Valley Bancorp’s Form 8-K, filed February 3, 2009) #

10.58	Former executive officer compensation description (included in Temecula Valley Bancorp’s Form 8-K, filed January 14, 2009) #

10.59	Amendment to the Salary Continuation Agreement between Temecula Valley Bank and Donald A. Pitcher dated December 31, 2007 (included as an exhibit to Temecula Valley Bancorp’s Form 10-K, filed March 17, 2008 and incorporated herein by reference) #

10.60	Amendment to the Split Dollar Agreement between Temecula Valley Bank and Donald A. Pitcher dated December 31, 2007 (included as an exhibit to Temecula Valley Bancorp’s Form 10-K, filed March 17, 2008 and incorporated herein by reference) #

10.61	Amendment to the Split Dollar Agreement between Temecula Valley Bank and Jim Andrews dated December 31, 2007 (included as an exhibit to Temecula Valley Bancorp’s Form 10-K, filed March 17, 2008 and incorporated herein by reference) #

10.62	Amended and Restated Declaration of Trust among Temecula Valley Bancorp, Wilmington Trust Company and the Administrative Trustees dated September 27, 2006 (included in Temecula Valley Bancorp’s Form 8-K, filed October 3, 2006 and incorporated herein by reference)

10.63	Temecula Valley Bank Executive Supplemental Compensation Agreement with David Bartram effective April 20, 2008 (included in Temecula Valley Bancorp’s Form 10-Q, filed August 8, 2008 and incorporated herein by reference) #

10.64	Executive officer compensation description (included in Temecula Valley Bancorp’s Form 8-K, filed November 21, 2008) #

10.65	Executive officer compensation, responsibilities and reappointment description (included in Temecula Valley Bancorp’s Form 10-K, filed April 8, 2008) #

10.66	Director compensation description (included in Temecula Valley Bancorp’s Form 8-K, filed February 1, 2008) #

10.67	Martin E. Plourd Employment Agreement dated January 1, 2009. # *

10.68	Director compensation and executive officer title change (included in Temecula Valley Bancorp’s Form 8-K filed November 21, 2008 and incorporated herein by reference) #

23.1	Consent of Independent Registered Public Accounting Firm *

31.1	Rule 13a-14(a) Certification of Chief Executive Officer *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer *

*	Filed herewith

#	Management contract or compensatory plan or arrangement