Form 10-Q
period 2009-03-31
TEMECULA VALLEY BANCORP INC
filed 2009-05-18
CIK 1172678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]    No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes [ ]    No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]          Accelerated Filer [X]          Non-accelerated filer [ ]        Small Company Reporter [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]   No  [X]

As of May 13, 2009, there were 10,040,267 shares of the registrant’s common stock, no par value per share, outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Stated in Thousands, Except Per Share Data)

	March 31, 2009	December 31, 2008
ASSETS	(Unaudited)	(Audited)
Cash and Due from Banks	$18,562	$22,817
Federal Funds Sold	42,400	-
TOTAL CASH AND CASH EQUIVALENTS	60,962	22,817
Interest-bearing time deposits with financial institutions	1,000	1,000
Investment securities available-for-sale	19,317	20,283
Investment securities held-to-maturity (fair value of $3,318 at March 31, 2009 and $3,297 at December 31, 2008)	3,162	3,168
Loans Held for Sale, Net	228,772	280,483
Loans:
Commercial	101,276	96,371
Real Estate – Construction	424,807	450,184
Real Estate – Other	320,885	316,927
SBA	241,868	224,022
Consumer and other	6,404	6,402
TOTAL LOANS HELD IN PORTFOLIO	1,095,240	1,093,906
Net Deferred Loan Cost	5,193	5,490
Allowance for Loan Losses	(55,941)	(51,537)
TOTAL NET LOANS HELD IN PORTFOLIO	1,044,492	1,047,859
Federal Home Loan Bank Stock, at Cost	5,592	5,592
Premises and Equipment	5,096	5,510
Other Real Estate Owned	35,660	33,739
Cash Surrender Value of Life Insurance	31,293	30,999
Deferred Tax Assets, Net of Valuation Allowance	14,136	16,335
Income Taxes Receivable	17,303	18,097
SBA Servicing Assets	5,501	4,966
SBA Interest-Only Strips Receivable	6,825	6,983
Accrued Interest Receivable	4,413	6,045
Other Assets	11,840	9,566
TOTAL ASSETS	$1,495,364	$1,513,442

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non Interest-Bearing Demand	$124,708	$128,049
Money Market and NOW	63,812	76,760
Savings	21,522	21,970
Time Deposits, Under $100,000	819,737	755,341
Time Deposits, $100,000 and Over	301,577	312,924
TOTAL DEPOSITS	1,331,356	1,295,044
Accrued Interest Payable	4,650	3,477
Federal Reserve Bank, Discount Window Advance	-	13,400
Federal Home Loan Bank, Advance	81,500	88,500
Junior Subordinated Debt	56,924	56,924
Other Liabilities	10,481	9,482
TOTAL LIABILITIES	1,484,911	1,466,827
Shareholders’ Equity:
Common Stock No Par Value; 40,000,000 Shares Authorized; 10,040,267
Issued and Outstanding at March 31, 2009 and December 31, 2008	36,262	36,219
Retained (Deficit) Earnings	(25,679)	10,536
Accumulated other comprehensive loss	(130)	(140)
TOTAL SHAREHOLDERS’ EQUITY	10,453	46,615
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,495,364	$1,513,442

See accompanying notes to the consolidated financial statements.

TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Stated in Thousands, Except Per Share Data)

	For the Three Months Ended March 31,
	2009	2008
INTEREST INCOME	(Unaudited)
Loans, including fees	$16,398	$25,646
Investment Securities	106	45
Interest-bearing deposits in financial institutions	8	13
Federal Funds Sold	11	225
TOTAL INTEREST INCOME	16,523	25,929
INTEREST EXPENSE
Money Market and NOW	129	669
Savings Deposits	30	31
Time Deposits	9,469	10,695
Other Borrowings	138	-
Junior Subordinated Debt	847	1,038
TOTAL INTEREST EXPENSE	10,613	12,433
NET INTEREST INCOME	5,910	13,496
Provision for Loan Losses	22,500	2,200
NET INTEREST (LOSS) INCOME AFTER PROVISION FOR LOAN LOSSES	(16,590)	11,296
NON INTEREST INCOME
Service Charges and Fees	154	152
(Loss) Gain on Sale of Loans	(1,461)	830
Lower of cost or market adjustment on loans held for sale	(1,524)	-
Impairment of loans held for sale	(1,435)	-
(Loss) Gain on Other Real Estate Owned	(2,019)	52
(Loss) Gain on Sale of Premises and Equipment	(2)	-
Servicing Income (loss)	729	(29)
Loan Broker Income	4	616
Loan Related Income	159	413
Cash Surrender Value of Life Insurance	334	299
Other Income	208	418
TOTAL NON INTEREST (LOSS) INCOME	(4,853)	2,751
NON INTEREST EXPENSE
Salaries and Employee Benefits	5,746	7,612
Occupancy Expenses	940	846
Furniture and Equipment	354	490
Data Processing	368	347
Marketing and Business Promotion	92	263
Legal and Professional	820	381
Regulatory Assessments	1,019	244
Travel & Entertainment	53	211
Loan Related Expense	174	468
Office Expenses	537	582
Loan Collection Expenses	577	140
Other Real Estate Owned Expenses	1,011	-
Other Expenses	81	61
TOTAL NON INTEREST EXPENSE	11,772	11,645
(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(33,215)	2,402
Income Tax Expense	3,000	944
NET (LOSS) INCOME	$(36,215)	$1,458
Per Share Data :
(Loss) Earnings Per Share – Basic	$(3.61)	$0.14
(Loss) Earnings Per Share – Diluted	$(3.61)	$0.14
Cash Dividend Per Share	-	$0.04
Average number of shares outstanding	10,040,267	10,100,558
Average number of shares and equivalents (1)	10,040,267	10,217,048
(1) The effect of stock options for the three months ended March 31, 2009 was not included in the calculation of diluted loss per share because to do so would have been anti-dilutive for all shares.

See accompanying notes to the consolidated financial statements.

TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY
Consolidated Statements of Shareholders’ Equity
(Stated in Thousands, Except Per Share Data)

				Accumulated
		Common	Retained	Other
		Stock	Earnings	Comprehensive
	Shares	& Surplus	(Deficit)	Income (Loss)	Total

Balance at December 31, 2008	10,040	$36,219	$10,536	$(140)	$46,615
Comprehensive loss:
Net Loss			(36,215)		(36,215)
Change in net unrealized loss on investment securities available for sale, after tax effects				10	10
Total comprehensive loss					(36,205)
Stock-based compensation		43			43
Balance at March 31, 2009	10,040	$36,262	$(25,679)	$(130)	$10,453

See accompanying notes to the consolidated financial statements.

TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Stated in Thousands)

	For the three months ended March 31,
	2009	2008
OPERATING ACTIVITIES	(Unaudited)
Net (Loss) Income	$(36,215)	$1,458
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for loan losses	22,500	2,200
Depreciation and amortization	441	478
Fair value adjustment on SBA servicing assets and interest-only strips receivable	629	1,475
Provision for valuation allowance on deferred tax assets	3,000	-
Amortization of debt issuance cost	10	15
Net amortization of securities premiums	1	5
Net change in deferred loan origination costs	297	(759)
Provision for deferred taxes	(801)	(500)
Loss (gain) on sale of loans	1,461	(830)
Lower of cost or market adjustments on loans held for sale	1,524	-
Impairment of loans held for sale	1,435	-
Loans originated for sale	(20,435)	(42,535)
Proceeds from loan sales	60,200	28,014
Loss (gain) on sale and direct write-down on other real estate owned	2,019	(52)
Loss on sale of premises and equipment	2	-
Stock-based compensation expense	43	140
Earnings on cash surrender value of life Insurance	(294)	(260)
Federal Home Loan Bank stock dividends	-	(39)
Net change in income taxes (receivable) payable	794	3,681
Net change in accrued interest receivable, other assets and other liabilities	439	(4,568)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	37,050	(12,077)

INVESTING ACTIVITIES
Principal repayments of securities available-for-sale	977	-
Purchases of held-to-maturity investments	-	(298)
Proceeds from maturities of held-to-maturity securities	-	300
Principal repayments of securities held-to-maturity	10	-
Net increase in loans	(31,888)	(20,742)
Purchase of loans	-	(716)
Purchases of premises and equipment	(22)	(1,112)
Proceeds from sale of premises and equipment	62	16
Proceeds from sale of other real estate owned	16,044	784
NET CASH USED IN INVESTING ACTIVITIES	(14,817)	(21,768)

(Continued on following page)

TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Stated in Thousands)

(Continued from previous page)

	For the three months ended March 31,
	2009	2008
	(Unaudited)
FINANCING ACTIVITIES
Net (decrease) increase in demand deposits, NOW, money market and savings accounts	(16,737)	20,214
Net increase in time deposits	53,049	16,107
Proceeds from exercise of stock options	-	226
Repayment of Federal Reserve Bank, Discount Window Advance	(13,400)	-
Proceeds from Federal Home Loan Bank Advances	-	-
Repayment of Federal Home Loan Bank Advances	(7,000)	-
Proceeds from issuance of junior subordinated debt securities	-	22,901
Retirement of junior subordinated debt	-	-
Cash dividends paid on common stock	-	(405)
Repurchase and retirement of common stock	-	(1,680)
Excess tax benefits from exercise of stock options	-	96
Federal funds sold	(42,400)	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(26,488)	57,459
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,255)	23,614
Cash and cash equivalents at beginning of year	22,817	17,430
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,562	$41,044

See accompanying notes to the consolidated financial statements.

TEMECULA VALLEY BANCORP INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Our holding company is also the common shareholder of Temecula Valley Statutory Trust II, Temecula Valley Statutory Trust III, Temecula Valley Statutory Trust IV, Temecula Valley Statutory Trust V, and Temecula Valley Statutory Trust VI. In accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities (revised December 31, 2003), an interpretation of ARB No. 51”, these trusts are not included in our consolidated financial statements.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Estimates associated with the allowance for loan losses, other real estate owned, valuation of loans held for sale, SBA servicing assets, and SBA interest-only (I/O) strips receivable are particularly susceptible to material change in the near term. Actual results could differ from those estimates.

The results of operations for the three month period ended March 31, 2009, are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements do not include all disclosures associated with our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC and, accordingly, should be read in conjunction with such Annual Report. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to fairly present our financial position at March 31, 2009.

Certain prior year amounts have been reclassified to conform to the current period’s presentation.

Note 1 – Going Concern and Regulatory Actions

Going Concern

Our company has been significantly and adversely impacted by the continuing deterioration in the Southern California real estate market. Our company incurred a net loss of $36.2 million for the three months ended March 31, 2009. Shareholders’ equity has decreased from $46.6 million or 3.1% of total assets at December 31, 2008 to $10.5 million or 0.7% of total assets at March 31, 2009. The net losses in the first quarter of 2009 were due primarily to a provision for loan losses of $22.5 million, a valuation allowance for deferred taxes of $3.0 million, an increase in the valuation allowance for loans held for sale of $3.0 million and an increase in nonperforming assets which has reduced our company’s net interest income. As a result of the losses, our company is deemed to be undercapitalized as of March 31, 2009. These conditions create an uncertainty about our company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of our company’s inability to repay the outstanding principal balance of its debt or from any extraordinary regulatory action, either of which would affect its ability to continue as a going concern.

Management of our company has taken certain steps in an effort to continue with safe and sound banking practices and our company has engaged Stifel, Nicolaus & Company, Incorporated to assist in seeking additional capital, exercising the contractual right to defer the interest (accrued and deferred interest at March 31, 2009 totaled $0.9 million) on junior subordinated debt ("trust preferred securities"), taking a number of actions to contain costs and continuing to reduce lending exposure.

Regulatory Actions

As we reported in our Form 8-K filed with the SEC on February 18, 2009, our bank entered into a Stipulation and Consent (“Consent”) to the issuance of an Order to Cease and Desist (“Order”) by the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Financial Institutions (“DFI”). Based upon our Consent, the FDIC and the DFI jointly issued the Order on February 12, 2009.

On February 11, 2009, the company entered into a written agreement (“FRB Agreement”) with the Federal Reserve Bank of San Francisco (“FRB”).

On May 13, 2009, a letter from the DFI (“Capital Order”) stated that our bank is required to increase capital by July 6, 2009 in an amount equal to the greater of (i) $71 million or (ii) such amount as may be necessary to make tangible shareholders' equity equal to at least 8% of total tangible assets of our bank; or merge with or sell its business to another depository institution with regulatory applications due on or about June 12, 2009.

The Order is a formal corrective action pursuant to which our bank has agreed to address specific areas through the adoption and implementation of procedures, plans and policies designed to enhance the safety and soundness of our bank. These affirmative actions include, among others, the implementation of a capital plan, which specifies how our bank will attain and maintain a Tier 1 capital ratio above 10% and the implementation of a policy for the maintenance of an adequate allowance for loan and lease losses. The Order specifies certain timeframes for meeting the requirements of the Order, and our bank must furnish periodic progress reports to the FDIC and DFI regarding its compliance with the Order. The Order will remain in effect until modified or terminated by the FDIC and the DFI.

The FRB Agreement is designed to enhance our company’s ability to act as a source of strength to our bank and requires that our company obtain FRB approval before paying dividends, taking dividends from our bank, making payments on subordinated debt or trust preferred securities, incurring debt or purchasing/redeeming company stock. The FRB Agreement requires the submission of a capital plan to maintain adequate capital on a consolidated basis and at our bank. Our company must furnish periodic progress reports to the FRB regarding its compliance with the FRB Agreement. The FRB Agreement will remain in effect until modified or terminated by the FRB.

As a result of being undercapitalized under the prompt corrective action rules, our bank is subject to certain regulatory restrictions. These include, among others, that our bank may not make any capital distributions, must submit an acceptable capital restoration plan to the FDIC, may not increase its average total assets during a calendar quarter to exceed its average total assets during the preceding calendar quarter and may not acquire a business, establish or acquire a branch office or engage in a new line of business.

As a result of the Consent Order dated February 12, 2009, the Small Business Administration (SBA) notified us that it has temporarily suspended our ability to sell the guaranteed portion of our SBA loans. This precludes the partial sale of all SBA loans we have originated. While the SBA informed us that they are in the process of developing a policy that would allow undercapitalized institutions to complete loan sales, there is no assurance that such a policy will be developed, or if developed, would contain terms and/or requirements that would permit us to sell the guaranteed portion of loans on favorable terms.

Although the SBA allows us to sell whole SBA loans on a service released basis, we have decided to suspend the production of SBA lending activities as we reduce the size of our risk based assets and increase our focus on traditional community banking activities.

We began curtailing the origination of construction loans in mid-2008, and these types of loans now represent a smaller portion of our loan portfolio (36% at March 31, 2009, down from 39% at March 31, 2008). At March 31, 2009, we still had $139.2 million of unfunded commitments for these loans, but believe that the substantial part of these commitments will expire unfunded because conditions to funding will not be satisfied.  We do not intend to originate any material amount of new construction loans under present market conditions, and we expect that construction loans will continue to decrease, both in total amount and as a percentage of our loan portfolio.

Compliance Efforts

As previously disclosed by our company, many of the corrective actions requested by the FDIC, the DFI and the FRB were initiated by our bank and our company some time ago, including significant management changes as well as other changes to preserve capital and enhance operations. Compliance efforts remain ongoing and, with respect to many of the items, insufficient time has lapsed to test the success of our compliance efforts.

If we are not successful in our efforts to raise additional capital, we will not be fully compliant with the provisions of the Order, the FRB Agreement or the Capital Order. As a result, the Federal Reserve, the FDIC and/or the DFI may take further enforcement or other actions. This might include a revocation of our charter and the placement of our bank into FDIC receivership. If a receivership were to occur, our bank’s assets would likely be liquidated, including a sale to another institution, and it would be unlikely that any assets would be distributed to our common stock and trust preferred holders.

Note 2 – Significant Accounting Policies

Significant accounting policies we follow are presented in Note A to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

In April 2009, the Financial Accounting Standards Board (FASB) issued three statements of position (FSP) related to fair value measurements:

•	FSP No. FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4)
•	FSP No. FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1)
•	FAS No. FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2)

FSP 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157 “Fair Value Measurements” (“SFAS 157”) when the volume and level of market activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of market activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The Company is in the process of determining the impact adopting FSP 157-4 will have on its consolidated financial statements.

FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods.  FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a significant effect on its consolidated financial statements.

FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. For debt securities, the statement requires that an entity assess whether it (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery.  If either of these conditions is met, the Company would be required to recognize other-than-temporary impairment. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company is in the process of determining the impact adopting FSP FAS 115-2 and FAS 124-2 will have on its consolidated financial statements.

Note 3 – Dividends Declared

Our company is a legal entity separate and distinct from our bank. Our company’s shareholders are entitled to receive dividends when and as declared by our Board of Directors, out of funds legally available therefore, subject to the restrictions set forth in the California General Corporation Law as well as other restrictions.

Dividends paid by our bank to our holding company provide cash flow used to service the interest payments on our trust preferred securities. With the issuance of the FDIC/DFI consent order (the “Order”), our bank is currently restricted from paying dividends to the holding company.  Consequently, we have announced on Form 8-K on February 3, 2009 our intentions to cease paying interest on all outstanding trust preferred securities.  No assurances can be given that we will be able to resume declaring and paying dividends from our bank to the holding company.

In the fourth quarter of 2008, to preserve capital, we ceased paying dividends on common shares.  Furthermore, our agreement with the Federal Reserve requires that we obtain regulatory approval before paying any such dividends.  Additionally, dividends we pay to our shareholders are restricted by California law and under indentures governing trust preferred securities we have issued. We have no plans to pay dividends in the foreseeable future. At the point this changes, we cannot assure you that we will meet the criteria specified under California law or the criteria under the indentures, or that we will obtain the necessary prior approval from the Federal Reserve.

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

Note 4 – Fair Value

SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

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

The application of fair value estimates may be on a recurring or non-recurring basis depending on the accounting principles applicable to the specific asset or liability.

Recurring Basis

Investment Securities Available-for-Sale.  The fair values of investment securities available-for-sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities’ relationship to other benchmark quoted securities (Level 2 inputs).

SBA Servicing Assets and SBA Interest-Only Strips Receivable.  The fair value of SBA servicing and I/O strip receivable assets are based on a valuation model used by an independent appraiser. We are able to compare the valuation model inputs and results to widely available published industry data for reasonableness (Level 3 inputs).

Assets measured at fair value on a recurring basis are summarized below:

		Recurring Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2009:		(dollars in thousands)
Assets:
Investment Securities available-for-sale	$19,317	$	- -	$19,317	$	- -
SBA Servicing Assets	5,501		- -	- -		5,501
SBA Interest-Only Strips Receivable	6,825		- -	- -		6,825

December 31, 2008:
Assets:
Investment Securities available-for-sale	20,283		- -	20,283		- -
SBA Servicing Assets	4,966		- -	- -		4,966
SBA Interest-Only Strips Receivable	6,983		- -	- -		6,983

Non-recurring Basis

The Company is required to measure certain assets and liabilities at fair value from time-to-time. These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered non-recurring fair value measurements under SFAS 157.

Impaired Loans.  A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impaired loans which are collateral based are measured at the fair value of the loans collateral value. A majority of our loans are collateral dependent and, accordingly, are measured based on the fair value of such collateral. The value of impaired loans which are not collateral dependent are based on the present value of the expected future cash flows. We will consider a loan to be impaired if it is placed on nonaccrual or it becomes collateral dependent without the appropriate level of support from the borrower or guarantor.  Impairment is also assessed on classified loans still accruing with balances greater than $500 thousand that have a loss potential and a specific reserve has been allocated to the loan.

Fair value of the loan’s collateral is determined by appraisals or recent transaction prices for similar collateral, adjusted for costs to liquidate collateral. As such, fair value inputs on impaired loans are considered (Level 3 inputs). At March 31, 2009, substantially all of our impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management or recent transaction prices for similar collateral. Impaired loans had a carrying amount of $215.7 million, with a valuation allowance of $7.5 million.

Loans Held-for-Sale.  Loans held for sale are carried at the lower of cost or estimated market value in the aggregate, by loan type, and consist of SBA 504 loans, SBA 7a, USDA B&I loans and SBA 504 Construction loans that have relatively long turnover periods as they are not sold until the construction is complete. Additionally, loans held for sale include the second trust deed of SBA 504 for loans which can take up to 6 months to be purchased by an SBA approved Community Development Corp. The majority of these loans are at floating rates and, consequently, fair values generally are stable, which currently results in carrying the loans at historical cost.

SBA loans, originated and intended for sale in the secondary market, are carried at the lower of cost or estimated fair value in the aggregate, by loan type. Net unrealized losses are recognized through a valuation allowance by charges to income. For the quarter ended March 31, 2009 the company had a recorded a valuation allowance of $5.1 million.  The valuation allowance relates to our holding of approximately $74 million of SBA 504 loans. No valuation allowance is recognized for our holding of SBA 7(a) loans of approximately $76 million at March 31, 2009. During the quarter ended March 31, 2009, the company recorded a lower of cost or market adjustment of $1.5 million.

Assets measured at fair value on a non-recurring basis are summarized below:

		Non-recurring Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
March 31, 2009:		(dollars in thousands)
Assets:
Impaired loans	$208,212	$	- -	$	- -	$208,212
Loans held-for-sale	228,772		- -		- -	228,772

December 31, 2008:
Assets:
Impaired loans	91,693		- -		- -	91,693
Loans held-for-sale	163,347		- -		- -	163,347

Note 5 – Off-Balance Sheet Financial Instruments

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

Note 6 – Income Taxes

At March 31, 2009, deferred tax assets totaled $14.1 million, net of a valuation allowance of $17.3 million. At December 31, 2008, deferred tax assets totaled $16.3 million, net of a valuation allowance of $14.3 million. During the three months ended March 31, 2009,  as a result of changes in certain tax strategies and the related impact on the future realizability of net deferred tax assets, the company increased its valuation allowance on deferred tax assets by $3.0 million.

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

The following table shows the amounts of total off-balance sheet commitments by category as of the dates indicated:

	Off-Balance Sheet Commitments
	March 31, 2009	December 31, 2008
	(dollars in thousands)
Commitments to Extend Credit	$223,835	$277,113
Letters of Credit	8,337	9,807
Loan Commitments Outstanding	$232,172	$286,920

Note 7 – Stock-based Compensation

Our company has three fixed stock option plans that include both incentive and nonqualified stock options, and authorizes the issuance of stock options to salaried employees and non-employee directors.

We adopted the provisions of SFAS No. 123R, effective January 1, 2006, using the modified prospective method and began recording compensation expense associated with stock-based awards in accordance with SFAS No. 123R. SFAS No. 123R requires all share-based payments to be recognized as compensation expense through the income statement based on their fair values at issue date. For the quarter ended March 31, 2009, stock-based compensation expense was $43 thousand.  There were no options exercised and no new options granted during the quarter ended March 31, 2009.

Note 8 – Subsequent Events

The Company received a letter from the DFI (“Capital Order”) dated May 13, 2009 that requires that our bank to increase its tangible shareholders’ equity by July 6, 2009 in an amount equal to the greater of (i) $71 million or (ii) such amount as may be necessary to make tangible shareholders’ equity equal to at least 8% of total tangible assets of our bank; or merge with or sell its business to another depository institution with regulatory applications submitted on or about June 12, 2009.  Refer to Note 1 – Going Concern and Regulatory Actions for additional information related to this Capital Order.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion, as well as other provisions within this report, are intended to provide additional information regarding the significant changes and trends in our Financial Condition, Statements of Operations, Funds Management and Capital Planning. Statements made in this Report that state our intentions, beliefs, expectations or predictions of the future are forward-looking statements. Our actual results could differ materially from those projected in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in our Form 10-K and our other filings made with the SEC. Copies of such filings may be obtained by contacting us or accessing our filings at www.sec.gov. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of invoking these safe harbor provisions.

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

Several critical accounting policies are noteworthy. They concern the allowance for loan losses, other real estate owned, valuation of loans held for sale, valuation of deferred tax assets and the SBA servicing assets and I/O strips. They are considered critical due to the assumptions that are contained in their calculation, as well as external factors that can affect their value. Through quarterly review and analysis, valuations and calculations are tested for reasonableness. For a discussion of our critical accounting policies, see Item 7 "Management Discussion and Analysis" of our annual report on Form 10-K for the year-ended December 31, 2008.

OVERVIEW

We incurred a net loss of $36.2 million ($(3.61) basic and diluted loss per share) for the three months ended March 31, 2009 as compared to net earnings of $1.5 million ($0.14 basic and diluted earnings per share) for the same period of 2008. For the year ended December 31, 2008, we incurred a net loss of $59.0 million ($(5.87) basic and diluted earnings per share) as compared to net earnings of $15.1 million ($1.45 basic and $1.41 diluted earnings per share) for the year ended December 31, 2007. Our net losses for the first quarter of 2009 were primarily the result of a decrease in net interest income of $7.6 million due to a lower net interest margin, an increase in the loan loss provision of $20.3 million and losses on other real estate owned of $2.0 million.  Our net losses in 2008 were due primarily to increased provisions for loan losses, a valuation allowance on our deferred taxes of $3.0 million, an increase in the valuation allowance for loan held for sale of $1.5 million and an increase in nonperforming assets which has reduced our company’s net interest income. Provisions for loan losses was $22.5 million for the three months ended March 31, 2009, compared to $2.2 million in the same period 2008.

These losses have resulted in a decrease in our shareholders’ equity and regulatory capital. Our shareholders’ equity was $10.5 million at March 31, 2009, and as of March 31, 2009, our bank was undercapitalized under prompt corrective action rules of the FDIC.

We have been adversely impacted by the continuing deterioration in the Southern California real estate markets. This has particularly impacted our construction lending, a substantial portion of which has included loans for the construction of tract projects and single homes built for unidentified buyers and loans to improve land. Our homebuilder borrowers are experiencing declining prices and longer sale periods for their completed homes and lots, resulting in slower repayments than originally projected. This situation has resulted in a significant amount of loan defaults within the construction loan portfolio. Further real estate market declines may have additional adverse affects on the values of the properties collateralizing our loans and we could incur higher losses on sales of these properties.

We began curtailing the origination of construction loans in mid-2008, and these types of loans now represent a smaller portion of our loan portfolio (36% at March 31, 2009, down from 39% at March 31, 2008). At March 31, 2009, we still had $139.2 million of unfunded commitments for these loans, but believe that the substantial part of these commitments will expire unfunded because conditions to funding will not be satisfied.  We do not intend to originate any material amount of new construction loans under present market conditions, and we expect that construction loans will continue to decrease, both in total amount and as a percentage of our loan portfolio.

As a result of the Consent Order dated February 12, 2009, the Small Business Administration (SBA) notified us that it has temporarily suspended our ability to sell the guaranteed portion of our SBA loans. This precludes the partial sale of all SBA loans we have originated. While the SBA informed us that they are in the process of developing a policy that would allow undercapitalized institutions to complete loan sales, there is no assurance that such a policy will be developed, or if developed, would contain terms and/or requirements that would permit us to sell the guaranteed portion of loans on favorable terms.

Although the SBA allows us to sell whole SBA loans on a service released basis, we have decided to suspend the production of SBA lending activities as we reduce the size of our risk based assets and increase our focus on traditional community banking activities.

Our gross non-performing assets have continued to increase, from $146.5 million at December 31, 2008 to $182.3 million at March 31, 2009. The increase was in gross non-accrual loans, which increased from $112.7 million to $146.6 million, and other real estate owned which increased from $33.7 million to $35.7 million. Our allowance for loan losses was $55.9 million or 5.08% of gross loans (excluding loans held for sale) at March 31, 2009 compared to $51.5 million or 4.7% of loans at December 31, 2008. We expect the economic environment to remain weak well into 2009 with credit costs in our construction loan portfolio to remain at elevated levels.

Our total assets have decreased from $1.513 billion at December 31, 2008 to $1.495 billion at March 31, 2009. We have curtailed lending during the past three quarters as a result of the economy and our declining regulatory capital ratios.

Because of our net losses, our capital levels and our high levels of non-performing assets, in February 2009 the FDIC and the DFI jointly issued to our bank an Order to Cease and Desist (the “Order”). Among other things, the Order requires our bank to submit an acceptable capital plan calling for a minimum Tier 1 leverage capital ratio above 10% during the life of the Order. Our company also entered into a written agreement with the Federal Reserve that places certain restrictions and prohibitions on our company, including that it may not pay dividends on or repurchase its capital stock or make payments on its trust preferred securities. By letter dated May 13, 2009 (“Capital Order”), the DFI requires that our bank:  increase its tangible shareholders’ equity by July 6, 2009 in an amount equal to the greater of (i) $71 million or (ii) such amount as may be necessary to make tangible shareholders’ equity equal to at least 8% of total tangible assets of our bank; or merge with or sell its business to another depository institution with regulatory applications submitted on or about June 12, 2009.

As a result of being undercapitalized under the prompt corrective action rules, our bank is subject to certain regulatory restrictions. These include, among others, that our bank may not make any capital distributions, must submit an acceptable capital restoration plan to the FDIC, may not increase its average total assets during a calendar quarter to exceed its average total assets during the preceding calendar quarter and may not acquire a business, establish or acquire a branch office or engage in a new line of business.

As a result of the Order, we are actively seeking additional capital either directly through the sale of securities or indirectly through the merger with another bank or financial institution (which could be accompanied by a financing). The financial advisor we engaged, Stifel, Nicolaus & Company, Incorporated, is assisting in these efforts. We expect that any sale of securities would most likely be through a private placement to institutional investors. While we have had discussions with various financing sources and potential merger partners, at the date of this Report we have no agreements for any such transaction. Any merger or financing could involve a change of control of our company.

If our bank is not successful in raising additional capital, we will not be able to become fully compliant with the provisions of the Order, the FRB Agreement or the Capital Order. As a result, the Federal Reserve, the FDIC and/or the DFI may take further enforcement or other actions. This might include a revocation of our bank’s charter and the placement of our bank into receivership. If placed into an FDIC receivership, it is likely that the assets of our bank would be liquidated, including the sale to another institution, and it would be unlikely that there would be any assets available for distribution to the holders of common stock or trust preferred securities.

The following table highlights selected financial data for the company for three month periods ended March 31, 2009 and 2008, and the year ended December 31, 2008:

	For the Three Months Ended March 31,
	2009	2008
Income Statement:	(dollars and shares in thousands, except per share data)
Interest income	$16,523	$25,929
Interest expense	10,613	12,433
Net interest income	5,910	13,496
Provision for loan losses	22,500	2,200
Net interest income after provision for loan losses	(16,590)	11,296
Non interest income	(4,853)	2,751
Non interest expense	11,772	11,645
(Loss) income before income taxes	(33,215)	2,402
Provision for income taxes	3,000	944
Net (loss) income	$(36,215)	$1,458

Per Share Data:
Basic (loss) earnings per share	$(3.61)	$0.14
Diluted (loss) earnings per share	$(3.61)	$0.14
Average common shares outstanding	10,040	10,101
Average common shares (dilutive) (1)	10,040	10,217
Book value per share	$1.04	$10.71

Selected Ratios:
Net interest margin	1.70%	4.16%
Efficiency ratio	N/A	71.67%
Return on average assets	(9.67)%	0.43%
Return on average equity	(514.89)%	5.44%

Balance Sheet Data:	March 31, 2009	December 31, 2008
Total assets	$1,495,364	$1,513,422
Loans held-for-sale	228,772	280,483
Gross loans (excluding loans held-for-sale)	1,095,240	1,093,906
Total deposits	1,331,356	1,295,044
Junior subordinated debt	56,924	56,924
Federal reserve bank, discount window advance	-	13,400
FHLB advances	81,500	88,500
Shareholders' equity	10,453	46,615

Net charge offs – year-to-date	$18,096	$42,917
Net charge offs / year-to-date average total loans (annualized)	5.37%	3.25%

Gross non-performing loans	$146,627	$114,243
Other real estate owned, gross	35,660	33,739
Gross non-performing assets / ytd average total loans	13.35%	11.19%
Non-performing loans, net of guarantees	$139,398	$111,366
Other real estate owned, net of guarantees	30,649	29,518
Net non-performing assets / ytd average total loans	12.45%	10.65%

Allowance for loan loss	$55,941	$51,537
Allowance for loan loss/net loans excluding loans held-for-sale	5.08%	4.69%
Allowance for loan loss/gross nonperforming loans	38.15%	45.11%
Allowance for loan loss/net nonperforming loans	40.13%	46.27%

Holding Company (2):
Tier I leverage ratio	0.63%	3.49%
Tier I risk based ratio	0.66%	3.61%
Total risk based ratio	1.31%	6.69%

Bank (2):
Tier 1 leverage ratio	3.99%	6.00%
Tier 1 risk based ratio	4.16%	6.22%
Total risk based ratio	5.44%	7.49%

(1) The effect of stock options for the three months ended March 31, 2009 was not included in the calculation of diluted loss per share because to do so would have been anti-dilutive for all shares.

(2) The principal difference between the capital ratios at our bank and our company relates to the differences in regulatory capital treatment of junior subordinated debt.

FINANCIAL CONDITION

Balance Sheet Summary

Total assets were $1.50 billion at March 31, 2009, compared to $1.51 billion at December 31, 2008, a decrease of $18.1 million or 1.2%. Total loans, and loans held-for-sale, excluding deferred loan fees and allowance for loan loss, were $1.32 billion at March 31, 2009, a decrease of $50.4 million or 3.7%, from $1.37 billion at December 31, 2008. Total deposits were $1.33 billion at March 31, 2009, an increase of $36.3 million or 2.80%, from $1.29 billion at December 31, 2008. Total shareholders’ equity was $10.5 million at March 31, 2009 a decrease of $36.2 million or 77.6%, from $46.6 million at December 31, 2008.

Cash and Cash Equivalents

Cash and cash equivalents were $61.0 million as of March 31, 2009, compared to $22.8 million at December 31, 2008, an increase of $38.1 million or 167.2%. The increase in the first three months of 2009 is primarily attributable to the increase in federal funds sold of $42.4 million.

Investment Securities, Available-for-Sale

Investment securities available-for-sale totaled $19.3 million as of March 31, 2009, compared to $20.3 million at December 31, 2008, a decrease of $1.0 million or 4.8%. In accordance with FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, securities held as “available-for-sale” are reported at current fair value for financial reporting purposes.  The related unrealized gains or losses are recorded, net of income taxes, as accumulated other comprehensive income (loss) in shareholders’ equity.

The following table is a comparison of amortized cost and fair value of investment securities available-for-sale as of the dates indicated:

	Investment Securities Available-for-Sale
	March 31, 2009				December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(dollars in thousands)
U.S. government agency securities	$17,355	$-	$(313)	$17,042	$18,331	$-	$(304)	$18,027
Government sponsored enterprise mortgage-backed securities	2,183	92	-	2,275	2,189	67	-	2,256
Total	$19,538	$92	$(313)	$19,317	$20,520	$67	$(304)	$20,283

Investment Securities, Held-to-Maturity

The following table compares as of the dates indicated the amortized cost and fair value of our U.S. Treasury Bill and FNMA mortgage-backed securities, classified as held-to-maturity and accounted for at amortized cost.

	Investment Securities Held-to-Maturity
	March 31, 2009				December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(dollars in thousands)
U.S. treasury bill	$300	$-	$-	$300	$300	$-	$-	$300
Government sponsored enterprise mortgage-backed securities	2,862	156	-	3,018	2,868	129	-	2,997
Total	$3,162	$156	$-	$3,318	$3,168	$129	$-	$3,297

Loans

Total loans, excluding loans held-for-sale, were $1.10 billion at March 31, 2009, compared to $1.10 billion at December 31, 2008, an increase of $1.3 million or 0.1%. The loan portfolio composition is primarily commercial, construction, real estate secured and SBA loans. SBA loans comprise, approximately 31% and 30% of net loans held in portfolio as of March 31, 2009 and December 31, 2008, respectively. Typical of community bank loan markets, a significant portion of our portfolio is real estate secured. Approximately 92% of the loan portfolio at March 31, 2009 and 91% at December 31, 2008 was real estate secured. Approximately 36% and 39% of our lending portfolio, including SBA construction loans was classified as real estate construction loans as of March 31, 2009 and December 31, 2008, respectively.

In 2006, we began purchasing participations in the unguaranteed portions of SBA 7(a) loans to be held in our loan portfolio (“purchase program”). No further purchases are anticipated due to the elimination of this department in 2008. The participations were purchased based upon their payment history and other selected underwriting criteria. At March 31, 2009, we had $125.1 million in outstanding purchased participation balances, up from $124.6 million at December 31, 2008. The participations were purchased from other financial institutions that are eligible to participate in the SBA 7(a) program. The participation agreements are tri-party agreements among the selling financial institution, the SBA and us.

The federal banking agencies commercial real estate (“CRE”) loan guidance establishes CRE concentration thresholds as criteria for examiners to identify CRE concentration that may warrant further analysis. Under the guidance, our ratio of commercial real estate loans, excluding owner-occupied properties, to capital at March 31, 2009, is approximately 348%, up from 342% at December 31, 2008. While this exceeds the 300% benchmark set by the guidance, we believe we have implemented enhanced risk management practices as recommended by the guidance. These practices include the review and analysis of detailed monthly construction loan status reports, detailed monthly geographic concentration reports by product type and county location, detailed monthly commercial real estate concentration reports, and centralized monitoring and servicing of our commercial real estate term loans.  The weighted-average loan-to-value for our commercial real estate loans, excluding owner occupied properties, is approximately 76% at March 31, 2009.

The following table summarizes our loan portfolio, (including loans held-for-sale, excluding deferred loan fees and allowance for loan loss), by category and percentage distribution as of the dates indicated:

	March 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Loan portfolio composition:	(dollars in thousands)
Commercial	$101,276	8%	$96,371	7%
Real estate - Construction	483,382	36%	546,332	39%
Real estate – Other	320,885	24%	316,927	23%
SBA	412,064	31%	408,357	30%
Consumer	6,405	1%	6,402	1%
Total Loans	$1,324,012	100%	$1,374,389	100%

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

The allowance for loan losses was $55.9 million at March 31, 2009 and $51.5 million at December 31, 2008. The allowance for loan losses as a percentage of net loans outstanding excluding loans held-for-sale was 5.08% as of March 31, 2009, and 4.69% as of December 31, 2008.

The following table summarizes the activity in our allowance for loan losses for the periods indicated:

	Allowance for Loan Losses
	March 31, 2009	December 31, 2008	March 31, 2008
	(dollars in thousands)
Loans outstanding and loans held-for-sale	$1,329,205	$1,379,879	$1,270,210
Average amount of loans outstanding and loans held-for-sale	1,365,478	1,322,286	1,266,788
Balance of allowance for loan losses, beginning of period	51,537	16,022	16,022
Loans charged off:
Commercial	(156)	(1,596)	(894)
Real Estate - Construction	(6,430)	(34,369)	(350)
Real Estate – Other	(4,560)	(1,579)	(173)
SBA	(7,000)	(5,757)	-
Consumer	(25)	(3)	(2)
Total loans charged off	$(18,171)	$(43,304)	$(1,419)

Recoveries of loans previously charged off:
Commercial	3	2	7
Real Estate - Construction	-	-	-
Real Estate – Other	-	-	159
SBA	72	385	-
Consumer	-	-	-
Total loan recoveries	$75	$387	$166
Net loans charged off	(18,096)	(42,917)	(1,253)
Provision for loan losses	22,500	78,432	2,200
Balance, end of period	$55,941	$51,537	$16,969

Ratio of net charge-offs to average loans (annualized)	5.37%	3.25%	0.40%

The determination for whether or not a loan is deemed to be impaired for FASB Statement No. 114 (“SFAS 114”) purposes is based upon loan and/or borrower/guarantor performance, and not solely collateral coverage. Specifically, we will deem a loan to be impaired when, based on current information and events; it is probable that we will be unable to collect all amounts due (interest as well as principal) according to the contractual terms of the loan agreement.

Classified loans, not on nonaccrual, that are not considered to be impaired are aggregated and provisions to the allowance are made on a general reserve basis. All classified loans, not on nonaccrual, of $500 thousand or less (net of any SBA or government guaranty) will be treated under SFAS 5 and included in the general reserve.

The following table summarizes our allowance for loan losses between specific (SFAS 114) and general (SFAS 5) reserves for the periods indicated:

	Allowance for Loan Losses
	Total	Specific (SFAS 114)	General (SFAS 5)
	(dollars in thousands)
Balance at end of period, March 31, 2009	$55,941	$7,100	$48,841
Balance at end of period, December 31, 2008	51,537	8,035	43,502

The total allowance for loan losses increased to $55.9 million as of March 31, 2009 as compared to $51.5 million as of December 31, 2008.  The increase in the allowance for loan losses of approximately $4.4 million from December 31, 2008 to March 31, 2009 is composed of a decrease in the specific reserve of approximately $0.9 million and an increase in the general reserve of $5.3 million.  The increase in the specific reserve is directly related to the increase in non performing assets with the increase in the general reserve related to the change in the general economic environment and changes in our general reserve factors.  See further discussion in the Provision for Loan Losses section.

Nonaccrual, Past Due, Restructured Loans and Other Real Estate Owned (“OREO”)

At March 31, 2009, gross nonaccrual loans totaled $146.6 million, a $33.9 million or 30.1% increase from gross nonaccrual loans of $112.7 million at December 31, 2008. Construction loans accounted for $21.7 million of the increase. The OREO balance was $35.7 million at March 31, 2009, compared to $33.7 million at December 31, 2008. The balance of loans 90 days or more past due and still accruing was zero at March 31, 2009, compared to $1.5 million at December 31, 2008.

The following table presents information as of the dates indicated concerning nonaccrual loans, OREO, accruing loans which are contractually past due 90 days or more, as to interest or principal payments and still accruing, and restructured loans:

	March 31, 2009			December 31, 2008
	Gross	Government	Net	Gross	Government	Net
	Balance	Guaranteed	Balance	Balance	Guaranteed	Balance
Nonaccrual loans (Gross):	(dollars in thousands)
Commercial	$277	$(95)	$182	$667	$-	$667
Real Estate - Construction	89,109	(1,679)	87,430	67,442	(439)	67,003
Real Estate – Other	21,795	-	21,795	18,414	-	18,414
SBA	35,446	(5,455)	29,991	26,189	(2,438)	23,751
Total	146,627	(7,229)	139,398	112,712	(2,877)	109,835
OREO	35,660	(5,011)	30,649	33,739	(4,221)	29,518
Total nonaccrual loans and OREO	$182,287	$(12,240)	$170,047	$146,451	$(7,098)	$139,353

Gross nonaccrual loans as a percentage of total loans			11.03%			8.17%
Gross nonaccrual loans and OREO as a percentage of total loans and OREO			13.36%			10.36%
Allowance for loan losses to total net loans (excluding held-for-sale)			5.08%			4.69%
Allowance for loan losses to gross nonaccrual loans			38.15%			45.72%

Loans past due 90 days or more on accrual status:
Real Estate - Construction			$ - -			$1,531

Cash Surrender Value of Life Insurance

The cash surrender value of life insurance is bank-owned life insurance (“BOLI”) which is the purchase of single premium life insurance on certain executives. We are the owner and beneficiary of these policies with split-dollar agreements on certain executives. The BOLI had a balance of $31.3 million at March 31, 2009, compared to $31.0 million at December 31, 2008, an increase of $0.3 million or 0.95%. The increase is the result of year-to-date net earnings on the policies.

Servicing Asset and Interest-Only Strips Receivable

Two components of non interest-earning assets are the SBA servicing and SBA interest-only (I/O) strip receivable assets. At March 31, 2009, we were servicing approximately $405.6 million of the guaranteed portion of 7(a) and USDA Business and Industry (“B&I”) loans previously sold with a weighted-average servicing rate of 1.61%. At December 31, 2008, we were servicing approximately $385.7 million of the guaranteed portion of 7(a) loans previously sold with a weighted-average servicing rate of 1.69%.

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

The servicing asset represents the value of the contractual servicing fee less adequate servicing compensation. Adequate servicing compensation in the SBA industry has been considered 40 basis points. Therefore, the servicing asset value is based upon the contractual servicing fee of generally 1%, less adequate servicing compensation of 40 basis points. At March 31, 2009 and December 31, 2008, we had servicing assets of $5.5 million, and $5.0 million, respectively, at fair value. When the interest rate retained exceeds the contractual servicing fee, generally 1% for SBA 7(a) loans, the excess over 1% is considered the I/O. At March 31, 2009 and December 31, 2008, we had I/O strips of $6.8 million, and $7.0 million, respectively, at fair value. Fair value is estimated by discounting estimated future cash flows from the I/O strips using assumptions similar to those used in valuing servicing assets. Included in the SBA 7(a) totals are USDA B&I loans. These B&I loans usually carry an 80% government guarantee, and are sold in the secondary market much like SBA 7(a) loans. The serviced balance of B&I loans at March 31, 2009 was $65.9 million compared to $60.5 million at December 31, 2008. For the first three months of 2009, we recognized an increase in the fair value of servicing assets and the interest-only strips receivable. The change in value was caused primarily by the increasing size of the servicing portfolio.

A summary as of the dates indicated of the changes in the related servicing asset and I/O strips receivable are as follows:

	Servicing Assets
	For the Three Months Ended,	For the Year Ended,
	March 31, 2009	December 31, 2008
	(dollars in thousands)
Balance at Beginning of Period	$4,966	$5,350
Increase from Loan Sales	919	1,177
Fair Market value adjustment	(384)	(1,561)
Balance at End of Period	$5,501	$4,966

	Interest-Only Strips Receivable
	March 31, 2009	December 31, 2008
	(dollars in thousands)
Balance at Beginning of Period	$6,983	$6,599
Increase from Loan Sales	87	3,334
Fair Market value adjustment	(245)	(2,950)
Balance at End of Period	$6,825	$6,983

Servicing income is a component of non-interest income in the consolidated statement of income. The $729 thousand income for the first quarter of 2009 was comprised of $1.4 million of servicing income net of $0.7 million of expense due to the fair value adjustment. For the first quarter of 2008, the $29 thousand loss was comprised of $1.5 million of servicing income and $1.5 million of expense due to the fair value adjustment.

The servicing calculations contain certain assumptions such as expected life of the loan and the discount rate used to compute the present value of future cash flows. The exposure of the loan life assumption is if loans prepay faster than expected. The exposure to the discount rate assumption is if rates increase significantly. Such exposure can result in a decrease in servicing income. With the assistance of a quarterly external appraisal, the SBA servicing asset and I/O strip receivables are recorded at fair value. The contractual term of the underlying financial assets is predominately greater than 20 years.

The following table summarizes the constant prepayment rates (“CPR”) for national SBA pools for each year following the date of origination based on their maturities as of the dates indicated:

SBA Pools – Constant Prepayment Rates Variable Rate Pools
March 31, 2009							December 31, 2008
Issue Date	< 8 Yr Life CPR	8-10 Yr Life CPR	10-13 Yr Life CPR	13-16 Yr Life CPR	16-20 Yr Life CPR	> 20 Yr Life CPR	< 8 Yr Life CPR	8-10 Yr Life CPR	10-13 Yr Life CPR	13-16 Yr Life CPR	16-20 Yr Life CPR	> 20 Yr Life CPR
Year 1	9.74	7.62	6.70	9.15	6.99	7.59	9.59	7.11	6.42	7.56	7.41	7.48
Year 2	15.26	14.47	12.19	13.91	13.18	13.27	15.66	14.95	12.63	13.19	13.75	13.63
Year 3	18.42	18.02	15.63	16.80	17.63	17.73	19.02	18.94	16.50	16.70	18.32	18.45
Year 4	19.42	18.89	17.30	18.08	20.52	21.07	19.93	19.82	18.35	18.39	21.28	22.05
Year 5	18.42	17.75	17.49	17.98	22.03	23.38	18.68	18.38	18.51	18.52	22.81	24.54
Year 6	15.65	15.26	16.48	16.76	22.32	24.75	15.62	15.43	17.31	17.39	23.10	26.02
Year 7	11.72	12.10	14.59	14.71	21.59	25.28	11.46	11.79	15.15	15.30	22.33	26.59
Year 8	7.54	8.99	12.09	12.06	20.01	25.07	7.04	8.35	12.34	12.53	20.68	26.36
Year 9	0.00	6.73	9.31	9.11	17.75	24.22	0.00	5.93	9.28	9.41	18.34	25.44
Year 10	0.00	5.47	6.54	6.12	15.06	22.83	0.00	4.79	6.31	6.23	15.55	23.94
Year 11+	0.00	0.00	4.10	3.36	12.06	20.99	0.00	0.00	3.80	3.28	12.45	21.97

The value of the servicing assets would decrease $685 thousand if prepayment speeds increased 10% and the value of the servicing asset would decrease $1.3 million if prepayment speeds increased 20%.

The expected overall average life of the servicing portfolio is 3.65 years. The following table displays the weighted-average discount rates for each SBA pool after applying the CPRs identified above and our estimated discount rates for each SBA pool as of the dates indicated based on assessing each component:

		Disc Rate
Original Maturity		March 31, 2009	December 31, 2008
< 8	Years	13.97%	14.71%
8-10	Years	13.98%	14.19%
10-13	Years	13.64%	14.30%
13-16	Years	13.40%	14.40%
16-20	Years	13.34%	14.44%
> 20	Years	13.29%	13.84%

The servicing assets value would decrease $287 thousand if the discount rate increased 1% and the servicing assets value would decrease $562 thousand if the discount rate increased 2%. The amount of interest retained on the sold portion of the SBA 7(a) loans does not change even though most of the underlying loans are variable rate. Since the retained interest is fixed, changes in interest rates impact the value. Therefore, when rates rise, the value declines and when rates decline the value increases.

Other Assets

Premises and equipment, deferred tax assets, accrued interest receivable and other assets are other major components of assets. Following is a summary of these items as of March 31, 2009 and December 31, 2008.

•	Premises and equipment was $5.1 million at March 31, 2009 and $5.5 million at December 31, 2008.
•
Deferred tax assets were $14.1 million at March 31, 2009, compared to $16.3 million at December 31, 2008, a decrease of $2.2 million or 13.5%.  The decrease is the result of a $3.0 million increase in the deferred tax valuation allowance, offset by current deferred tax expense of $0.8 million during the period.

•
Accrued interest receivable was $4.4 million at March 31, 2009, compared to $6.0 million at December 31, 2008, a decrease of $1.6 million or 27.00%. The decrease in accrued interest is a result of a general decrease in interest rates and a higher level of loans on non-accrual status as of March 31, 2009.

•
Income tax receivable decreased from $18.1 million at December 31, 2008 to $17.3 million at March 31, 2009.  The decrease is due to a swap between current income taxes and deferred tax assets of $0.8 million.

•
Other assets were $11.8 million at March 31, 2009, compared to $9.6 million at December 31, 2008, an increase of $2.3 million or 23.77%.  The increase in other assets is primarily the result of increases of $2.3 million in receivables related to the sale of SBA loans.

Deposits

Deposits were $1.33 billion at March 31, 2009, compared to $1.29 billion at December 31, 2008, a 2.80% increase. Money market and NOW accounts decreased $12.9 million, savings decreased $448 thousand, certificate of deposits (CD's) increased $53.0 million and non interest-bearing deposits decreased $3.3 million. Non interest-bearing demand deposits comprised approximately 9.4% of total deposits at March 31, 2009 and 10% at December 31, 2008.

At March 31, 2009, 32% of deposits at the Bank had balances of $100,000 or more. At March 31, 2009, none of our customers (excluding brokered deposits) had balances over 2% of the Bank’s deposits. We prefer core deposits as a source of funds for the loan portfolio. Consequently, we take steps to attract solid core accounts while at the same time maintaining a reasonable funding cost. We will continue to solicit core deposits to diminish reliance on volatile funds.

Borrowings and Junior Subordinated Debt

Borrowings – Our borrowing capacities at the Federal Reserve Bank Discount Window and Federal Home Loan Bank fluctuate with loans and securities balances pledged as collateral. Payments of principal on loans and securities and sales of eligible loans reduce these funding sources. At March 31, 2009, remaining borrowing capacities with the Federal Reserve Bank Discount Window and with the Federal Home Loan Bank were $75.6 million and $3.5 million, respectively. At March 31, 2009 the Federal Home Loan Bank advance of $81.5 million has a maturity date of February 17, 2010 with a rate of 1.27%.

Junior Subordinated Debt – Pursuant to rulings of the Federal Reserve Board, bank holding companies are permitted to issue long-term subordinated debt instruments called debentures that will, subject to certain conditions, qualify as and, therefore, augment capital for regulatory purposes. The debentures are subordinated to all of our existing and future borrowings. The table below summarizes the terms of each issuance of subordinated debentures at March 31, 2008:

Series	Amount (000's)	Date Issued	Rate Adjustor	Effective Rate	Maturity Date
Temecula Valley Statutory Trust II	$5,155	September 2003	3-month LIBOR +2.95%	4.27%	2033
Temecula Valley Statutory Trust III	8,248	September 2004	3-month LIBOR +2.20%	3.49%	2034
Temecula Valley Statutory Trust IV	8,248	September 2005	3-month LIBOR +1.40%	2.72%	2035
Temecula Valley Statutory Trust V	12,372	September 2006	3-month LIBOR +1.60%	2.83%	2036
Temecula Valley Statutory Trust VI	22,901	January 2008	Fixed Rate	9.45%	2038
Total	$56,924

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

The company entered into a written agreement with the Federal Reserve that places certain restrictions and prohibitions on our company, including that we may not pay interest on our junior subordinated debt.

As of March 31, 2009 we have included $2.4 million of the net junior subordinated debt in our Tier I capital for regulatory capital purposes. At March 31, 2009 approximately $4.8 million of the remaining $54.5 million of the net junior subordinated debt qualified for Tier II capital treatment.

Capital

It is our goal to return to capital levels within the regulatory “well capitalized” category. We update our multiple-year capital plan annually in conjunction with the preparation of the annual budget. Capital levels are always a primary concern of the federal regulatory authorities, and we submit capital plans to them when requested. It is our strategy to attempt to maintain an adequate level of capital, which by definition excludes excessive as well as inadequate capital.

Total capital was $10.5 million at March 31, 2009, compared to $46.6 million at December 31, 2008. For the first three months of 2009, the $36.2 million decrease consisted of the following: $36.2 million decrease from the net loss, $43 thousand increase for stock-based compensation and $10 thousand in accumulated other comprehensive income.

Whether or not stock dividends, or any cash dividends, will be paid in the future will be determined by our Board of Directors and will be subject to prior regulatory approval after consideration of various factors. In this current economic market, it is unlikely that the payment of dividends will be considered in the near term.

As of March 31, 2009, our bank was considered undercapitalized under Federal capital guidelines. Our management considers capital requirements as part of our strategic planning process. The ability to obtain capital is dependent upon the capital markets as well as performance of our company. Our management is currently evaluating strategies to return to “well capitalized” status.

The following tables present the regulatory standards for institutions and the capital ratios for our company and our bank for the periods indicated:

	Minimum Required for Capital Adequacy Purposes	Actual Ratio
		March 31,	December 31,
Temecula Valley Bancorp		2009	2008
Total risk-based capital	8.00%	2.21%	6.69%
Tier 1 risk-based capital	4.00%	0.64%	3.61%
Tier 1 leverage	4.00%	0.63%	3.49%

	Minimum Required for Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio
			March 31,	December 31,
Temecula Valley Bank			2009	2008
Total risk-based capital	8.00%	10.00%	5.44%	7.49%
Tier 1 risk-based capital	4.00%	6.00%	4.16%	6.22%
Tier 1 leverage	4.00%	5.00%	3.99%	6.00%

An FDIC/DFI consent order was entered into on February 12, 2009 that required the bank to develop and adopt a capital plan within 90 days, calling for the maintenance of the bank’s Tier 1 Leverage Capital ratio above 10% throughout the life of the order. The capital plan has been completed and submitted to the appropriate regulators and the regulators have not yet commented upon the submitted plan. For the details of our required business plan to address this shortfall, refer to Note B – “Regulatory Actions, Business Plan and Going Concern Considerations” of our report on Form 10-K for the year-ended December 31, 2008.  Banking organizations subject to a cease and desist order are not capable of being categorized as well capitalized, regardless of the ratios maintained. Both our bank and our company are considered to be undercapitalized at March 31, 2009.  There are no events or conditions that since that date and up through the filing of this document that have changed our classification as undercapitalized.

A letter from the DFI (“Capital Order”) dated May 13, 2009 requires that our bank: increase its tangible shareholders’ equity by July 6, 2009 in an amount equal to the greater of (i) $71 million or (ii) such amount as may be necessary to make tangible shareholders’ equity equal to at least 8% of total tangible assets of our bank; or merge with or sell its business to another depository institution with regulatory applications due on or about June 12, 2009.

RESULTS OF OPERATIONS

Net Income (Loss)

 Our net (loss) income and basic and diluted (loss) earnings per share for the three months ended March 31, 2009 and 2008 are as follows:

•	For March 31, 2009, net loss was $36.2 million or $(3.61) per basic share and $(3.61) per diluted share.
•	For March 31, 2008, net income was $1.5 million or $0.14 per basic share and $0.14 per diluted share.

The decrease was primarily the result of a decrease in net interest income of $7.6 million due to a lower net interest margin, an increase in the loan loss provision of $20.3 million and losses on other real estate owned of $2.0 million.

Our return on average assets and return on average equity for the three months ended March 31, 2009 and 2008 are as follows:
•	For March 31, 2009, return on average assets was (9.67)%; return on average equity was (514.89)%.
•	For 2008, return on average assets was 0.43%; return on average equity was 5.44%.

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

Net interest income was $5.9 million in the first three months of 2009, compared to $13.5 million in the same period in 2008. The net interest margin was 1.70% for the three months ending March 31, 2009, compared to 4.16% for the three months ending March 31, 2008. In a decreasing rate environment, the net interest margin will compress due to longer term, higher rate time deposits maturing and repricing at a slower pace than the loan portfolio which is mostly tied to the prime rate. The yield on interest-earning assets decreased by 324 basis points for the first three months of 2009 as compared to the same period in 2008 and the cost of interest-bearing liabilities decreased by 127 basis points for the same periods. The following is a summation of various yields for interest-earning assets and various costs for interest-bearing liabilities for the three months ending March 31, 2009 and 2008:

•
Yield on loans decreased 325 basis points to 4.87% for the first three months of 2009, compared to 8.12% for the first three months of 2008 as a result of the rapid Federal Reserve Bank targeted fed funds rate decreases as well as interest income being reversed on loans that were placed on nonaccrual status.  The placement of loans on non-accrual status resulted in approximately $1.8 million of reduced interest income in the first three months of 2009.

•
Yield on investments, which include interest-bearing deposits, securities and federal funds sold, decreased 219 basis points to 1.18% for the first three months of 2009, compared to 3.37% for the first three months of 2008. The decrease is a result of overall decreases in interest rates between periods.

•
Cost of interest-bearing deposits decreased 103 basis points to 3.28% for the first three months of 2009, compared to 4.31% for the first three months of 2008 as a result of the overall decreases in interest rates between periods.

•
Cost of other borrowings, which include federal funds purchased, Federal Reserve Bank discount window advances, Federal Home Loan Bank advances and junior subordinated debt borrowings, decreased 518 basis points to 2.69% for the first three months of 2009, compared to 7.87% for the first three months of 2008. Contributing to the change in the cost of other borrowings were the increases in the average balances of the Federal Reserve Bank discount window advances and the Federal Home Loan Bank advances, coupled with the decreasing interest rate environment.  In addition, the fixed rate junior subordinated debt issued in January 2008 was at a higher rate.

The following table shows average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods indicated.  Average balances are derived from daily balances, and nonaccrual loans are included as interest-bearing loans for purposes of this table.

	Average Balances with Rates Earned and Paid
	Three-month period ended March 31,
	2009			2008
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets	(dollars in thousands)
Interest-bearing deposits	$1,167	$8	2.78%	$1,000	$13	5.25%
Securities (1)	23,130	106	1.86%	3,232	45	5.57%
Federal Funds Sold	18,616	11	0.24%	29,501	225	3.07%
Total Investments	42,913	125	1.18%	33,733	283	3.37%

Total Loans (2)	1,365,478	16,398	4.87%	1,266,788	25,646	8.12%
Total Interest Earning Assets	1,408,391	16,523	4.76%	1,300,521	25,929	8.00%

Allowance for Loan Loss	(50,612)			(16,559)
Cash & Due From Banks	21,904			12,197
Premises & Equipment	5,355			5,252
Other Assets	134,448			72,886
Total Assets	$1,519,486			$1,374,297

Liabilities and Shareholders’ Equity
Interest Bearing Demand	$30,155	$11	0.15%	$31,262	$12	0.15%
Money Market	39,626	118	1.21%	115,686	657	2.28%
Savings	21,538	29	0.55%	28,255	31	0.44%
Time Deposits under $100,000	797,025	6,865	3.49%	473,519	5,729	4.85%
Time Deposits $100,000 or more	302,715	2,605	3.49%	411,490	4,966	4.84%
Federal Reserve Bank, Discount Window Advance	4.038	10	1.0%	- -	- -	0.00%
Federal Home Loan Bank Advance	87,453	128	0.59%	- -	- -	0.00%
Junior Subordinated Debt	56,924	847	6.03%	52,898	1,038	7.87%
Total Interest Bearing Liabilities	1,339,474	10,613	3.21%	1,113,110	12,433	4.48%

Non-interest Demand Deposits	122,258			135,608
Other Liabilities	29,229			17,770
Shareholders' Equity	28,525			107,809
Total Liabilities and Shareholders' equity	$1,519,486			$1,374,297
Net Interest Income		$5,910			$13,496
Interest Spread (3)			1.54%			3.52%
Net Interest Margin (4)			1.70%			4.16%

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

	Rate/Volume Analysis
	Increase/Decrease in Net Interest Income
	Three month period ended
	March 31, 2009 and 2008
	Volume	Rate	Total
Assets	(dollars in thousands)
Interest-bearing deposits	$2	$(7)	$(5)
Securities (1)	271	(210)	61
Federal Funds Sold	(82)	(132)	(214)
Total Investments	191	(349)	(158)

Total Loans (2)	2,059	(11,307)	(9,248)
Total Interest Earning Assets	$2,250	$(11,656)	$(9,406)

Liabilities and
Shareholders' Equity
Money Market	$(428)	$(112)	$(540)
Savings	(7)	6	(1)
Time Deposits under $100,000	3,871	(2,736)	1,135
Time Deposits $100,000 or more	(1,298)	(1,063)	(2,361)
Federal Reserve Bank, Discount Window Advance	-	10	10
Federal Home Loan Bank Advance	-	128	128
Junior Subordinated Debt	78	(269)	(191)
Total Interest Bearing Liabilities	2,216	(4,036)	(1,820)
Net Interest Income	$34	$(7,620)	$(7,586)

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

During the second quarter of 2008, the SFAS 5 component of the allowance for loan losses was adjusted upwards as part of the Company’s quarterly review of the calculation.  The increases in the factors are primarily related to an increase in the net nonperforming loans and an increase in net charge-offs.  These factors were again reviewed in the first quarter of 2009.  Net nonperforming loans increased to $139.4 million as of March 31, 2009 as compared to $111.4 million as of December 31, 2008, an increase of $29.6 million while net charge-offs to average total loans increased to an annualized rate of 5.30% as of March 31, 2009 as compared to 3.25% as of December 31, 2008.

The provision for loan losses was $22.5 million and $2.2 million the first three months of 2009 and 2008, respectively.  The provision for loan losses was increased in 2009 to cover the increased amount of charge-offs and to cover probable incurred losses associated with the general economic conditions in the markets we serve.

Non-Interest Income

Non-interest income is an important revenue source for us. Non-interest income consists of service charges and fees, gain on sale of loans and other assets, loan servicing, broker and other loan related income.

Non-interest income was $(4.9) million for the first three months of 2009, compared to $2.8 million for the same period in 2008, a $7.6 million decrease. The primary contributors to the decrease in non-interest income were:

•
Loss on sale of loans were $(1.5) million in the first three months of 2009, compared to a gain of $0.8 million for the comparable period in 2008, a $2.3 million decrease in gains.  The decrease in gain on sale of loans is the result of lower premiums on SBA 7(a) loan sales, coupled with lower volume of SBA 7(a) and SBA 504 loan sales.

•
Lower of cost or market adjustment on loans held for sale increased to $1.5 million in the first three months of 2009, compared to zero in 2008.  This increase is primarily the result of additional deterioration in the fair value of the Company’s $73.6 million SBA 504 loans held for sale.

•
Losses on other real estate owned increased to $2.0 million from $52 thousand in the comparable 2008 period.  The increase is attributable to losses resulting from the disposition of the other real estate owned during the period.

•
Servicing income was $729 thousand in the first three months of 2009, compared to a loss of $29 thousand for the same period in 2008, a $758 thousand increase. At March 31, 2009, we were servicing approximately $405.6 million of the guaranteed portion of 7(a) loans previously sold with a weighted-average servicing rate of 1.61%, compared to $362.3 million and 1.67%, respectively for the same period last year. The increase in servicing income was attributable to both the increase in serviced balances as well as fair value adjustments between periods.  The fair value adjustment was a loss of $0.6 million and $2.8 million for the three months ended March 31, 2009 and 2008.

•
Loan broker income was $4 thousand in the first three months of 2009, compared to $616 thousand for the same period in 2008, a $612 thousand decrease. The decrease is a result of lower volume in the first three months of 2009 compared to the same period in 2008.

The following table summarizes the components of non-interest income for the periods indicated.

	Fees and Other Income
	Three Months Ended March 31,
	2009	2008
	(dollars in thousands)
Service Charges and Fees	$154	$152
(Loss) gain on Sale of Loans	(1,461)	830
Lower of cost or market adjustment on loans held for sale	(1,524)	- -
Impairment of loans held for sale	(1,435)	- -
Gain(Loss) on Other Assets and Other Real Estate Owned	(2,021)	52
Servicing Income (Loss)	729	(29)
Loan Broker Income	4	616
Loan Related Income	159	413
Cash Surrender Value of Life Insurance	334	299
Other Income	208	418
Total	$(4,853)	$2,751

The following table summarizes the (loss) gain on sale of loans and other assets for the periods indicated.

	Gain (Loss) on Sale of Loans / Assets
	Three Months Ended March 31,
	2009	2008
	(dollars in thousands)
SBA 7A Guaranteed Sales (Loss) Gain	$(700)	$487
SBA 504 Sales – (loss) gain	(761)	346
Other Loan Related	- -	(3)
REO Gain (Loss)	(2,019)	52
Fixed Assets (Loss)	(2)	- -
Total	$(3,482)	$882

Non-Interest Expense

Non-interest expenses consist of salaries and benefits, occupancy, furniture and equipment, data processing, marketing, professional costs such as legal and auditing, regulatory fees, travel & entertainment, loan related, office and other expenses. These expenses are reviewed and controlled to maintain cost effective levels of operation.

 For the three months ended March 31, 2009, non-interest expense was $11.8 million, compared to $11.6 million for the same period in 2008, a $127 thousand increase. The main contributors to the decrease were the decreases in salaries and employee benefits, partially offset by the increases in other real estate owned expense and other expense. The variances were as follows:

•
Salaries and employee benefits decreased $1.9 million to $5.7 million in the first three months of 2009, compared to $7.6 million for the same period in 2008. The decreases in salaries and benefits are primarily a result of lower commissions on SBA brokered loan sales, lower bonus accruals and lower full-time equivalent. The table below sets forth information concerning our total number of employees, our total number of full-time equivalent and our total number of full time employees for the periods indicated:

	March 31, 2009	December 31, 2008	March 31, 2008
Number of employees	237	286	327
Number of full-time equivalent (1)	228	277	317
Number of full-time	212	261	300

(1)   Full-time equivalent (“FTE”) is defined as the number of total hours worked divided by the maximum number of compensable hours in a work year. For example, if the work year is defined as 2,080 hours, then one employee occupying a paid full time job all year would consume one FTE.  Two employees working for 1,040 hours each would consume one FTE between the two of them.

Also included in the salaries and employee benefits for the first three months of 2009 is $43 thousand in stock-based compensation, compared to $140 thousand for the first three months of 2008.

•
Other real estate owned expenses were $1.0 million for the first three months of 2009, compared to no expense for the same period in 2008. The expenses are related to our OREO inventory of $35.7 million as of March 31, 2009. Given the increased level of our OREO inventory, management expects that expenses related to other real estate owned will continue to significantly impact our non-interest expense.

•
Regulatory assessments were $1.0 million or the first three months of 2009, compared to $244 thousand for the first three months of 2008.  The increase in regulatory assessments is attributable to increased assessment levels as a result of the current banking environment, as well as our own financial condition.

The following table summarizes the components of non-interest expense for the periods indicated.

	Other Expenses
	Three Months Ended March 31,
	2009	2008
	(dollars in thousands)
Salaries and Employee Benefits	$5,746	$7,612
Occupancy Expenses	940	846
Furniture and Equipment	354	490
Data Processing	368	347
Marketing and Business Promotion	92	263
Legal and Professional	820	381
Regulatory Assessments	1,019	244
Travel & Entertainment	53	211
Loan Related Expense	174	468
Office Expenses	537	582
Loan Collection Expenses	577	140
OREO Expenses	1,011	- -
Other Expenses	81	61
Total	$11,772	$11,645
Income Taxes

As a result of changes in certain tax strategies and the related impact on the future realizability of net deferred tax assets, income tax expense was $3.0 million for the first three months of 2009, compared to $944 thousand in the comparable period of 2008.  The effective tax rate was (9.03)% and 39.3% for the three months ended March 31, 2009 and 2008, respectively.

Deferred tax assets totaled $14.1 million, net of a valuation allowance of $17.3 million at March 31, 2009, compared to $16.3 million, net of a valuation allowance of $14.3 million at December 31, 2008. Over half of the deferred tax asset balance is due to the tax deductibility timing difference of the provision for loan losses.

LIQUIDITY

Banks are in the business of managing money. Consequently, funds management is essential to the ongoing profitability of a bank. A bank must attract funds at a reasonable rate and deploy the funds at an appropriate rate of return, while taking into account risk factors, interest rates, short- and long-term liquidity positions and profitability needs. Competition from financial institutions seeking to maintain adequate liquidity has placed upward pressure on the rates paid on certain deposit accounts. Recent disruptions in the financial and credit markets have had the effect of decreasing the overall liquidity in the marketplace. As a result of these conditions and a deterioration of the company's financial condition, during the third quarter of 2008, three federal funds lines totaling $65 million were closed by our correspondent banking relationships. To offset the decrease in federal funds lines available to us, we created a borrowing capacity at the Federal Reserve Bank Discount Window. Another potential source of liquidity is brokered deposits, however, due to the fact that we are undercapitalized, we are not allowed to purchase brokered deposits without first obtaining a regulatory waiver.

At the request of our regulators, daily liquidity reports are prepared by management and submitted to the regulators for their review. These reports are in addition to our regular monthly reports reviewed by our Board. These reports measure liquidity in several ways:

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

Due to our capital levels and the terms of the Consent Order, our bank cannot accept or renew brokered deposits without first obtaining a waiver from the FDIC.  Beginning in early 2009, we began a strategy of eliminating the use and need for  brokered deposits to the extent we are able to do so prudently by increasing non brokered money desk deposits, increasing core branch deposits and/or by reducing loan and other asset balances.

Our borrowing capacities at the Federal Reserve Bank Discount Window and Federal Home Loan Bank fluctuate with loans and securities balances pledged as collateral. Payments of principal on loans and securities and sales of eligible loans have the potential to reduce these funding sources. At March 31, 2009, our unused borrowing capacities with the Federal Reserve Bank Discount Window and with the Federal Home Loan Bank were $75.6 million and $3.5 million, respectively.

Our primary uses of funds include withdrawal of deposits, interest paid on deposits and borrowings, originations of loans, and payment of operating expenses.

Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers’ credit needs and ongoing repayment of borrowings. The Bank is in the process of implementing strategies to significantly reduce it’s reliance on brokered deposits, by increasing branch and non-brokered money desk deposits, raising additional capital and reducing loan balances. There can be no assurances that our bank and our company will be able to successfully implement these strategies.

Cash Flow Activities

Net cash provided by (used in) operating activities totaled $37.1 million for the first three months of 2009, compared to $(12.1) million for the same period last year. The change was primarily the result of loans originated for sale of $20.4 million, offset by $60.2 million in proceeds from the sale of loans.

Net cash used in investing activities totaled $14.8 million for the first three months of 2009, compared $21.8 million for the same period in 2008. The change was primarily the result of the change in loans of $31.9 million offset by $16.0 million in proceeds from the sale of REO.

Net cash used in (provided by) financing activities totaled $(26.5) million for the first three months of 2009, compared to $57.5 million for the same period last year. The change was primarily the result of repayment on discount window advances and FHLB advances of $13.4 million and $7.0 million, respectively.
At March 31, 2009, cash and cash equivalents totaled $18.6 million, compared to $22.8 million at December 31, 2008.

Dividends paid by our bank to our holding company provide cash flow used to service the interest payments on our trust preferred securities. Various statutory provisions and provisions under indentures governing trust preferred securities we have issued restrict the amount of dividends our bank can pay to our holding company without regulatory approval. Due to the FDIC/DFI consent order and the agreement with the Federal Reserve, we are unable to have our bank pay dividends to our company, and we are unable to pay interest payments on the trust preferred securities, without prior Federal Reserve approval. We deferred payment on the trust preferred securities for the first time during March 2009 and do not anticipate resuming those quarterly payments in the near term. Our company's inability to receive dividends from our bank could adversely affect our business, financial condition, results of operations and prospects in the event there is a default in the payment of the trust preferred securities, and that can occur after 20 consecutive deferral periods (5 years) and in other circumstances because upon the event of default, an immediately payment demand could be made on our company of all amounts due under the trust preferred instruments. Currently, the outstanding principal amount of the trust preferred securities is $56.9 million.

CAPITAL PLANNING

Our management considers capital requirements as part of our strategic planning process. The ability to obtain capital is dependent upon the capital markets as well as performance of our company. Both our bank and our company are considered to be undercapitalized at March 31, 2009.

A consent order was entered into on February 12, 2009 that required the bank to develop and adopt a capital plan within 90 days, calling for the maintenance of the bank’s Tier 1 Leverage Capital ratio above 10% throughout the life of the order. The capital plan has been completed and submitted to the appropriate regulators and the regulators have not yet commented upon the submitted plan. For the details of our required business plan to address this shortfall, refer to Note B – “Regulatory Actions, Business Plan and Going Concern Considerations” of our report on Form 10-K for the year-ended December 31, 2008.  Banking organizations subject to a cease and desist order are not capable of being categorized as well capitalized, regardless of the ratios maintained.

Our management is currently attempting to implement strategies to return to “well capitalized” status. There are no events or conditions that since that date and up through the filing of this document that have changed the Company’s or Bank’s  classification as undercapitalized.

Total capital was $10.5 million at March 31, 2009 and $46.6 million at December 31, 2008. For 2009, the $36.2 million, or 78% decrease, consisted of a $36.2 million decrease from the net loss, offset by increases resulting from a $43 thousand increase for stock-based compensation expense and $10 thousand resulting from changes in accumulated other comprehensive income. Our average equity to average assets ratio was 1.88% at March 31, 2009 and 6.75% at December 31, 2008.

Whether or not stock dividends, or any cash dividends, will be paid in the future will be determined by our Board of Directors and will be subject to prior regulatory approval after consideration of various factors. In this current economic market, it is unlikely that the payment of dividends will be considered in the near term.

The following tables set forth our actual capital amounts and ratios as of the dates indicated.

			Amount of Capital Required
			For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
Temecula Valley Bancorp (1)	(dollars in thousands)
As of March 31, 2009:
Total Risk-Based Capital (to Risk-Weighted Assets)	$19,082	1.31%	$116,531	8.00%
Tier 1 Risk-Based Capital (to Risk-Weighted Assets)	$9,541	0.66%	$57,824	4.00%
Tier 1 Leverage Ratio (to Average Assets)	$9,541	0.63%	$60,578	4.00%

As of December 31, 2008:
Total Risk-Based Capital (to Risk-Weighted Assets)	$99,712	6.69%	$119,495	8.00%
Tier 1 Risk-Based Capital (to Risk-Weighted Assets)	$53,840	3.61%	$59,731	4.00%
Tier 1 Leverage Ratio (to Average Assets)	$53,840	3.49%	$61,464	4.00%

			Amount of Capital Required
			For Capital Adequacy Purposes		To Be Adequately Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Temecula Valley Bank (1)	(dollars in thousands)
As of March 31, 2009:
Total Risk-Based Capital (to Risk-Weighted Assets)	$78,992	5.44%	$116,165	8.00%	$145,206	10.00%
Tier 1 Risk-Based Capital (to Risk-Weighted Assets)	$60,835	4.16%	$58,063	4.00%	$87,094	6.00%
Tier 1 Leverage Ratio (to Average Assets)	$60,835	3.99%	$60,536	4.00%	$75,670	5.00%

As of December 31, 2008:
Total Risk-Based Capital (to Risk-Weighted Assets)	$111,321	7.49%	$119,337	8.00%	$149,172	10.00%
Tier 1 Risk-Based Capital (to Risk-Weighted Assets)	$92,406	6.22%	$59,658	4.00%	$89,487	6.00%
Tier 1 Leverage Ratio (to Average Assets)	$92,406	6.00%	$61,335	4.00%	$76,669	5.00%

(1) The effect of stock options for the three months ended March 31, 2009 was not included in the calculation of diluted loss per share because to do so would have been anti-dilutive for all shares.

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

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our annual report on Form 10-K for the year ended December 31, 2008.  Our exposures to market risks have not changed materially since December 31, 2008.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Company maintains disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

 As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e). Based on that evaluation, our company’s chief executive officer and chief financial officer concluded that, as of March 31, 2009, our company’s disclosure controls and procedures, were not effective at a reasonable assurance level.  This assurance cannot be provided  due to the identification of material weaknesses that have not yet been completely remediated as of March 31, 2009, as discussed below and in the 2008 Form 10-K.

Management’s Report on Internal Control Over Financial Reporting  - Material Weaknesses

In connection with its audit of our company’s consolidated financial statements for the year ended December 31, 2008, Crowe Horwath LLP (Crowe Horwath), our company’s independent registered public accounting firm for the 2008 fiscal year, advised the Board of Directors, the Audit Committee and Management of certain significant internal control deficiencies that they consider to be, individually and in the aggregate, a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified.

In connection with the audit for the year-end December 31, 2008, Crowe Horwath identified the delineated adjustments and corrections that, as a result of the audit, were incorporated into the consolidated financial statements. These adjustments encompassed the allowance for loan losses, valuation allowance on real estate owned, valuation allowances on loans held for sale, valuation allowance for deferred taxes as well as determining the collectibility of other loan related assets. As a result of these adjustments and corrections, it was determined by our management and by Crowe Horwath that our company did not maintain effective internal control over financial reporting for accounting for these significant estimates as our controls and process in place were not designed and implemented to ensure that entries were recorded in accordance with United States generally accepted accounting principles and that there were departures from United States generally accepted accounting principles.

Plan of Remediation of Material Weaknesses

Management recognizes the material weaknesses identified above and has determined that a number of preliminary actions are deemed necessary to address the aforementioned material weaknesses, including:

•
Allowance for loan losses and OREO valuation allowance – In 2009, we have established a Special Assets Group (“SAG”) to manage the collection activity of all internally classified SBA and conventional loans and to market and sell our other real estate owned (“OREO”). This group of 16 people is responsible for collecting delinquent loans and reducing the level of classified assets and other real estate owned. Loans reaching 60 days past due are transferred to SAG for administration. SAG is to review and update the reserve estimate for all classified loans at least quarterly, or as updated appraisals or other updated material information is obtained. Furthermore, our accounting department and the SAG need to work closely together in order to determine the levels of significant trends that impact our portfolio of non-performing assets in order to determine appropriate levels of the allowance for loan losses and the valuation allowance on OREO.

•
Valuation allowance for deferred taxes – We have implemented processes to evaluate the deferred tax asset against current income on a quarterly basis. Furthermore, we have assumed certain tax strategies in determining the appropriate carrying amount of the deferred tax asset under SFAS 109. We acknowledge that these represent strategies and not firm commitments to execute such strategies. Finally, the evaluation is an estimate based on a point in time and even upon the execution of such strategies, the deferred tax asset justified under such analysis may not be fully realized due to the potential for future net losses, if any.

•
Collectibility of other loan related assets – We are in the process of designing and implementing and continuing to enhance controls to aid in the remediation of the material weakness to ensure correct preparation, review, presentation and disclosure of our company’s consolidated financial statements. Management will continue to monitor, evaluate and test the operating effectiveness of these controls.

•	We have engaged Squar Milner to act as our independent registered accounting firm for 2009. We believe their expertise and proximity to us will prove beneficial in these efforts.

We believe that our disclosure controls and procedures, including our control over financial reporting, have improved since year-end due to the scrutiny of such matters by our management and Audit Committee and the changes described above. However, the Company believes the material weaknesses related to our effectiveness of internal control over financial reporting are not fully remediated as of March 31, 2009. We believe the financial statements are fairly stated in all respects, despite the aforementioned material weaknesses.

Changes in Internal Control Over Financial Reporting

Except as noted above, there has been no change in our company’s internal control over financial reporting during the Company’s quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

As of March 31, 2009, we are not party to any litigation that is considered likely to have a material adverse effect on us.

ITEM 1A.       RISK FACTORS

There have been no material changes in the discussion pertaining to risk factors described in Item 1A to Part I of our Annual Report on Form 10-K, for fiscal year ended December 31, 2008, which Item 1A is incorporated herein by reference. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

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

While we had decided to temporarily suspend our stock repurchase program due to our belief that the current economic conditions require prudent management and conservation of capital, we are now restricted from any such repurchases of stock under our agreement with the Federal Reserve unless we first obtain Federal Reserve approval.  There were no shares of common stock purchased under the stock repurchase program during the quarter ended March 31, 2009. The maximum approximate dollar value that could have been purchased under the program as of December 31, 2008 was $9,994,753, however, the plan expired on January 20, 2009.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By a solicitation for written consent originally dated December 17, 2008, we requested the consent of our shareholders to approve an amendment to our Articles of Incorporation to authorized 5,000,000 shares of preferred stock.  The cut-off date for the consent was February 13, 2009.  We did not receive enough consents to approve the amendment.  The votes were: 3,933,241 for; 499,770 against; 11,846 abstain with 0 broker non-votes.

ITEM 5.           OTHER INFORMATION

(a)  On May 13, 2009, a letter from the DFI (“Capital Order”) stated that our bank is required to increase capital by July 6, 2009 in an amount equal to the to the greater of (i) $71 million or (ii) such amount as may be necessary to make tangible shareholders’ equity equal to at least 8% of total tangible assets of our bank; or merge with or sell its business to another depository institution with regulatory applications due on or about June 12, 2009.  For a further discussion of the Capital Order, see Note 1 – Going Concern and Regulatory Actions to our unaudited consolidated financial statements above under the subheading “Regulatory Actions.”
(b) None.

ITEM 6.           EXHIBITS

Exhibit No.	Description of Exhibit

10.1	Plourd 409A Amendment to Executive Deferred Compensation Agreement*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer *

_______________
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEMECULA VALLEY BANCORP INC.

Date: May 15, 2009	By: /s/ Frank Basirico, Jr.
Frank Basirico, Jr.,
Chief Executive Officer

By: /s/ Donald A. Pitcher
Donald A. Pitcher,
Executive Vice President,
Chief Financial Officer